Form 10QSB
period 1999-12-31
TXON INTERNATIONAL DEVELOPMENT CORP
filed 2000-02-09
CIK 1081834

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended December 31, 1999

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to_______________________

                Commission File Number: 000-26119


            TXON INTERNATIONAL DEVELOPMENT CORPORATION
(Exact name of small business issuer as specified in its charter)



              Nevada                            87-0629754
(State or other jurisdiction of        (I.R.S.  Employer Identification No.)
incorporation or organization)


      3672 East Cove Point Drive, Salt Lake City, Utah 84109
             (Address of principal executive offices)

         Registrant's telephone no., including area code:
                          (801) 574-8000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), Yes[ ] No [X] and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                              Outstanding as of December 31, 1999
Common Stock, $.001 par value                5,231,000

                        TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements . . . . . . . . . . . . . . . . . . . . . . .  3

Balance Sheets
December 31, 1999 (unaudited)and September 30, 1999 . . . . . . . . . . . . 4

Statements of Operations
For the three months ended December 31, 1999 (unaudited)and 1998
      (unaudited). . . .  . . . . . . . . . . . . . . . . . . . . . . . . . 5

Statements of Cash Flows
For the three months ended December 31, 1999 (unaudited)and 1998
     (unaudited)And the period from Inception January 1998 . . . . . . . . .6

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . 7

NOTE 1   ORGANIZATION AND HISTORY . . . . . . . . . . . . . . . . . . . . . 7
NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNT POLICIES. . . . . . . . . . . . . . 7
Note 3   COMMON STOCK . . . . . . . . . . . . . . . . . . . . . . . . . . . 7
Note 4   RELATED PARTY TRANSACTIONS . . . . . . . . . . . . . . . . . . . . 8
Note 5   GOING CONCERN. . . . . . . . . . . . . . . . . . . . . . . . . . . 8

Item 2.   Management's Discussion and Analysis and Plan of Operations . . . 9

PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .  10

Item 1. Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . .  10
Item 2. Changes In Securities and Use of Proceeds . . . . . . . . . . . .  10
Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . . .    10
Item 4. Submission of Matters to a Vote of Security Holders . . . . . . .  10
Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . . .  10
Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . .  10
SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

PART I  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Txon International Development Corporation (a development stage company) at December 31, 1999, and September 30,1999 and the statements of operations for December 31, 1999, and December 31,1998 and the statements of stockholders' equity for December 31, 1999, and September 30, 1999, and the period from the company's inception January 28, 1998 to December 31, 1999,and the statements of cash flows for December 31, 1999 and 1998 and the period from inception January 1998 to December 31, 1999, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are a normal recurring nature.

Operating results for the quarter ended December 31, 1999, are not necessarily indicative of the results that can be expected for the year ending September 30, 2000.

            TXON INTERNATIONAL DEVELOPMENT CORPORATION
                  (A Development Stage Company)
                          Balance Sheets
       December 31, 1999 (unaudited) and September 30,1999

                                           December 31,          September 30,
                                           1999 (Unaudited)         1999
                                           -----------------   ---------------
CURRENT ASSETS

ASSETS

  Cash in bank                             $            705    $       1,035
  Investments                                             -                -
                                           -----------------   ---------------
     Total Assets                                       705            1,035
                                           -----------------   ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY

  Accounts payable                                        -               86
  Accrued expenses                                        -                -
  Accounts payable - officers                             -                -
                                           -----------------   ---------------
     Total Liabilities                                    -               86
                                           -----------------   ---------------
Stockholders' Equity

Preferred stock
 (par value $0.001),
 10,000,000 shares authorized,
 no shares issued at December 31,
 1999, and 1998                                           -                -
Common stock (par value $0.001),
 50,000,000 shares authorized,
 5,231,000 issued at December 31, 1999                5,231            5,231
Capital in excess of par value                      357,484          357,484
Deficit accumulated during
 development stage                                 (362,010)        (361,766)
                                           -----------------   ---------------
     Total Stockholders' Equity                         705              949
                                           -----------------   ---------------
     Total Liabilities and
       Stockholders' Equity                $            705    $       1,035
                                           =================   ===============

The accompanying notes are an integral part of these financial statements.

            TXON INTERNATIONAL DEVELOPMENT CORPORATION
                  (A Development Stage Company)
                     Statements of Operations
For the Three Months Ended December 31, 1999 and December 31, 1998
         And Cumulative Since Inception Development Stage

                                   (Unaudited)
                                                                 Cumulative
                                   For the Three  For the Three  Since
                                   Months Ended   Months Ended   Inception of
                                   December 31,   December 31,   Development
                                   1999           1998           Stage
                                   -------------  -------------  -------------
Revenues                           $          -   $          -   $          -
                                   -------------  -------------  -------------
Expenses
  Selling, general and
   administrative expenses                  244        122,197        362,010

Operating Loss                             (244)      (122,197)      (362,010)
Other income (expense):
   Interest expense                           -              -              -
                                   -------------  -------------  -------------
Loss before taxes                          (244)      (122,197)      (362,010)

Income taxes                                  -              -              -
                                   -------------  -------------  -------------
       Net Loss                            (244)      (122,197)      (362,010)
                                   =============  =============  =============
Basic per Share Amounts
Net Income (Loss)                  $      (0.00)  $      (0.04)  $      (0.06)
                                   =============  =============  =============
Weighted Average Shares
 Outstanding                          3,923,250      3,715,500
                                   =============  =============


The accompanying notes are an integral part of these financial statements.

            TXON INTERNATIONAL DEVELOPMENT CORPORATION
                  (A Development Stage Company)
                   Statements of Cash Flows for
     The Three Months Ended December 31, 1999, and 1998 and the Period from Inception January 1998

                                   (Unaudited)
                                                                 Cumulative
                                   For the Three  For the Three  Since
                                   Months Ended   Months Ended   Inception of
                                   December 31,   December 31,   Development
                                   1999           1998           Stage
                                   -------------  -------------  -------------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net profit (loss)                  $       (244)  $   (122,197)  $   (362,010)

Adjustments to reconcile net
 Loss to net cash provided by
 Operating activities                         -              -              -

CASH FLOWS FROM INVESTING
ACTIVITIES                                    -              -              -

CASH FLOWS FROM FINANCING
ACTIVITIES

   Proceeds from common stock                 -         90,000        362,010
                                   -------------  -------------  -------------
   Net cash provided by
    Financing activities                      -         90,000        362,010
                                   -------------  -------------  -------------
Net change in cash and cash
 Equivalents                               (244)       (35,999)      (361,305)

Cash and cash equivalents at
 Beginning of period                      1,035         83,468              -
                                   -------------  -------------  -------------
Cash and cash equivalents at
 At end of period                  $        705   $     47,469   $        705
                                   =============  =============  =============


SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES            No Activity




The accompanying notes are an integral part of these financial statements.

            TXON INTERNATIONAL DEVELOPMENT CORPORATION
                  (A Development Stage Company)
       Notes to the Financial Statements December 31, 1999


NOTE 1 - ORGANIZATION AND HISTORY

The Company was incorporated on January 28 1998 under the laws of the State of Nevada. with authorized common stock of 50,000,000 shares at a par value of $.001. The Company's original business has been large scale real estate development and construction, however the Company currently has no operations and is considered a development stage company which is seeking a business opportunity. The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year end of September
30. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal, recurring nature.

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

Accounting Policy
-----------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes
------------

The tax benefit from the loss carry forward or the use of the future tax benefit is doubtful since the Company has no operations.

Estimates and Assumptions
-------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from estimates that were assumed in preparing these financial statements.

Financial Instruments
----------------------

The carrying amounts of financial instruments are considered by management to be their estimated fair values. These values are not necessarily indicative of the amounts that the Company could realize in the current market exchange.

Earnings (Loss) Per Share
-------------------------

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding, after stock split, in accordance with FASB statement No. 128.

Note 3   COMMON STOCK

The Company had no Common stock transactions during this period.

Note 4   RELATED PARTY TRANSACTIONS

The Company had no related party transactions during this period.

Note 5 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek business opportunities to become a viable operating company. Until that time, shareholders of the Company have committed to meeting its minimal operating needs.

Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB. TXON International Development Corporation (the "Company") is considered a development stage company with minimal assets or capital and with no significant operations or income since its inception. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and necessary funds will most likely be provided by the Company's officers and directors in the immediate future. However, unless the Company is able to facilitate a business opportunity or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern. The costs and expenses associated with the preparation and filing of its registration statement on Form 10-SB have been paid for by an advance from a shareholder of the Company. It is anticipated that future expenses will be handled in a similar manner.

Liquidity and Capital Resources
-------------------------------

The Company will need additional working capital to finance its planned activity.

Results of Operations
---------------------

The Company has had no operations during this reporting period.

Year 2000
---------

Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such case, programs that have time-sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Because the Company currently does not have any operations except for its search for viable business opportunities, it does not own or use any computer equipment. The Company does not anticipate doing a full assessment of the potential Year 2000 issue until it has become a viable operating company. The Company does not believe that the cost of addressing the issue will have a material adverse impact on its financial position. Further, the Company believes that no third parties with whom it may have a material relationships will be materially affected by the Year 2000 issues.

The Company has suffered no affects of any Year 2000 compliance issues.

Risk Factors and Cautionary Statements
---------------------------------------

This report contains certain forward-looking statements. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward- looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company search for appropriate business opportunities to meet its cash and working capital needs, the ability of the Company to maintain its existence as a viable entity, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

PART II

Item 1. Legal Proceedings

There are presently no material pending legal proceedings to which the Company is a party to, to the best of its knowledge, no such actions against the Company are contemplated or threatened.


Item 2. Changes In Securities and Use of Proceeds

This Item is not applicable to the Company at this time.


Item 3. Defaults Upon Senior Securities

This Item is not applicable to the Company at this time.


Item 4. Submission of Matters to a Vote of Security Holders

This Item is not applicable to the Company at this time.


Item 5. Other Information

This Item is not applicable to the Company.


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibit No.  Exhibit Description

     Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K

No report on Form 8-K was filed by the Company during the three month period ended December 31, 1999.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TXON INTERNATIONAL DEVELOPMENT CORPORATION
                         [Registrant]

Date:2/9/ 2000       By: /S/ John Chris Kirch
                         ------------------------------
                          John Chris Kirch, Chairman and Director