Form 10QSB
period 2000-03-31
TXON INTERNATIONAL DEVELOPMENT CORP
filed 2000-04-19
CIK 1081834

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarter Ended March 31,  2000

      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to_______________________

                       Commission File Number 000-26119


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                              Outstanding as of March 31, 2000
Common Stock, $.001 par value                5,231,000

                              TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements . . . . . . . . . . . . . . . . . . . . . . .  3

    Balance Sheets
    March 31, 2000 (unaudited)and December 31, 1999 . . . . . . . . . . . . 4

    Statements of Operations
    For the three and six months ended March 31, 2000 and 1999
    (unaudited)and Cumulative since inception . . . . . . . . . . . . . . . 5

    Statements of Cash Flows
    For the six months ended March 31, 2000 and 1999 (unaudited)and the period from Inception January 1998 . . . . . . . . . . . . . . . . . .  6

           Notes to Financial Statements  . . . . . . . . . . . . . . . . . 7

    NOTE 1 - ORGANIZATION AND HISTORY . . . . . . . . . . . . . . . . . . . 7
    NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES. . . . . . . . . . . . 7
    NOTE 3 - COMMON STOCK . . . . . . . . . . . . . . . . . . . . . . . . . 8
    NOTE 4 - RELATED PARTY TRANSACTIONS . . . . . . . . . . . . . . . . . . 8
    NOTE 5 - GOING CONCERN. . . . . . . . . . . . . . . . . . . . . . . . . 8

Item 2.   Management's Discussion and Analysis and Plan of Operations . . . 9

PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . 9

Item 1. Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . 9
Item 2. Changes In Securities and Use of Proceeds . . . . . . . . . . . . . 9
Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . 9
Item 4. Submission of Matters to a Vote of Security Holders . . . . . . . .10
Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . . . .10
Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . .10

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10

                        PART I  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

     The accompanying balance sheets of Txon International Development Corporation (a development stage company) at March 31, 2000 and 1999, and the statements of operations for March 31, 2000 and 1999 and the statements of cash flows for March 31, 2000 and 1999 and the period from inception January 1998 to March 31, 2000, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are a normal recurring nature.

     Operating results for the quarter ended March 31, 2000, are not necessarily indicative of the results that can be expected for the year ending September 30, 2000.

                  TXON INTERNATIONAL DEVELOPMENT CORPORATION
                        (A Development Stage Company)
                                Balance Sheets
               March 31, 2000 (unaudited) and December 31,1999


                                               March 31,      September 30,
                                        2000 (Unaudited)      1999
                                        -----------------     ---------------
CURRENT ASSETS

ASSETS

  Cash in bank                          $           675       $        1,035
  Investments                                         -                    -
                                        -----------------     ---------------
        Total Assets                    $           675       $        1,035
                                        =================     ===============
LIABILITIES AND STOCKHOLDERS'
 EQUITY

  Accounts payable                      $             -       $           86
  Accrued expenses                                    -                    -
  Accounts payable - officers                         -                    -
                                        -----------------     ---------------
        Total Liabilities                             -                   86
                                        -----------------     ---------------
Stockholders' Equity
  Preferred stock
   (par value $0.001),
   10,000,000 shares authorized,
   no shares issued at December 31,
   1999 and March 31, 2000                            -                    -
  Common stock (par value $0.001),
   50,000,000 shares authorized,
   5,231,000 issued at December 31, 1999
   and March 31, 2000                             5,231                5,231
  Capital in excess of par value                357,484              357,484
  Deficit accumulated during
   development stage                           (362,040)            (361,766)
                                        -----------------     ---------------
        Total Stockholders' Equity                  675                  949
                                        -----------------     ---------------
        Total Liabilities and
        Stockholders' Equity            $           675       $        1,035
                                        =================     ===============




The accompanying notes are an integral part of these financial statements.

                 TXON INTERNATIONAL DEVELOPMENT CORPORATION
                       (A Development Stage Company)
                          Statements of Operations
         For the Three and Six Months Ended March 31, 2000 and 1999
              And Cumulative Since Inception Development Stage
                                 (Unaudited)


                                                                           Cumulative
                             For the Three Months    For the Six Months    Since
                                Ended March 31,        Ended March 31,     Inception
                             2000         1999         2000     1999       Jan 29,1998
                         ------------ ------------ ------------ ---------- -----------
Revenues                 $         -  $         -  $         -  $       -  $        -

Expenses
  Selling, general and
   Admin. expenses                30      122,197          274    223,934     362,040
                         ------------ ------------ ------------ ---------- -----------

Operating Loss                   (30)    (122,197)        (274)  (223,934)   (362,040)

Other income (expense):
   Interest expense                -            -            -          -           -
                         ------------ ------------ ------------ ---------- -----------
Loss before taxes                (30)    (122,197)        (274)  (223,934)   (362,040)

Income taxes                       -            -            -          -           -
                         ------------ ------------ ------------ ---------- -----------
       Net Loss          $       (30) $  (122,197) $      (274) $(223,934) $ (362,040)
                         ============ ============ ============ ========== ===========
Basic per Share Amounts
Net Income (Loss)        $      (.00) $  (.04)     $     (0.00) $    (.06) $     (.06)
                         ============ ============ ============ ========== ===========
Weighted Average Shares
 Outstanding               5,231,000    3,460,000    5,231,000  3,460,000   3,923,000
                         ============ ============ ============ ========== ===========




The accompanying notes are an integral part of these financial statements.
                                      5


                 TXON INTERNATIONAL DEVELOPMENT CORPORATION
                        (A Development Stage Company)
                        Statements of Cash Flows for
             The Six Months Ended March 31, 2000, and 1999 and
                   the Period from Inception January 1998
                                 (Unaudited)


                                                                       Cumulative
                                         For the Six    For the Six    Since
                                         Months Ended   Months Ended   Inception of
                                         March 31,      March 31,      Development
                                         2000           1999           Stage
                                         -------------- -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net profit (loss)                        $        (274) $    (166,587) $    (362,040)

Adjustments to reconcile net
 Loss to net cash provided by
 Operating activities                                -              -              -


CASH FLOWS FROM INVESTING ACTIVITIES                 -              -              -

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from common stock                        -         90,000        362,040
                                         -------------- -------------- --------------
   Net cash provided by
   Financing activities                              -         90,000        362,040
                                         -------------- -------------- --------------
Net change in cash and cash equivalents            (30)       (35,999)      (361,365)

Cash and cash equivalents at
 Beginning of period                               705         83,468              -
                                         -------------- -------------- --------------
Cash and cash equivalents at
 At end of period                        $         675  $      47,469  $         675
                                         ============== ============== ==============


SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES  - No Activity





The accompanying notes are an integral part of these financial statements.

                                  6

              TXON INTERNATIONAL DEVELOPMENT CORPORATION
                    (A Development Stage Company)
           Notes to the Financial Statements March 31, 2000


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

Accounting Policy
----------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes
-------------

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

Financial Instruments
---------------------

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

Note 3 -  COMMON STOCK

The Company had no Common stock transactions during this period.


Note 4 -  RELATED PARTY TRANSACTIONS

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

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

Liquidity and Capital Resources
--------------------------------

The Company will need additional working capital to finance its planned activity.

Results of Operations
---------------------

The Company has had no operations during this reporting period.

Risk Factors and Cautionary Statements
--------------------------------------

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


Item 6. Exhibits and Reports on Form 8-K

     (a)     Exhibit 27 - Financial Data Schedules

     (b)     Reports on Form 8-K

     No report on Form 8-K was filed by the Company during the three month period ended March 31, 2000.


                             SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           TXON INTERNATIONAL DEVELOPMENT CORPORATION
                           [Registrant]

Date:  4-5-00              By: /s/ John Chris Kirch
                               --------------------------------
                                   John Chris Kirch, Chairman
                                   Chief Executive Officer