Form 10QSB
period 2000-06-30
TXON INTERNATIONAL DEVELOPMENT CORP
filed 2000-08-08
CIK 1081834

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

                                 (801) 574-8000

                            Issuer's telephone number

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                           Outstanding as of June 30, 2000
Common Stock, $.001 par value                      5,231,000


Transitional Small Business Disclosure Format (check one).  Yes      ;  No   X

                                     PART I

Item 1.  Financial Statements

                         INDEPENDENT ACCOUNTANT'S REPORT

Txon International Development Corporation
(A Development Stage Company)


     We have reviewed the accompanying balance sheets of Txon International Development Corporation (a development stage company) as of June 30, 2000 and September 30, 1999, and the related statements of operations for the three and nine months, and cash flows for the nine month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                                          Respectfully submitted

                                          /s/ Robison, Hill & Co.
                                          Certified Public Accountants

Salt Lake City, Utah
August 7, 2000

                   TXON INTERNATIONAL DEVELOPMENT CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                         June 30,  September 30,
                                                            2000        1999
                                                          ---------   ---------
ASSETS

  Cash & Cash Equivalents ..............................  $     642   $   1,035
                                                          =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable & accrued expenses ..................  $    --     $      86

Stockholders' Equity:
Preferred stock (par value $0.001),
   10,000,000 shares authorized, no shares issued
    at June 30, 2000 and  September 30, 1999 ...........       --          --
Common stock (par value $0.001),
   50,000,000 shares authorized, 4,523,100 and 523,100
    issued at June 30, 2000 and  September 30, 1999 ....      4,523         523
Capital in excess of par value .........................    362,192     362,192
Deficit accumulated during development stage ...........   (366,073)   (361,766)
                                                          ---------   ---------

          Total Stockholders' Equity ...................        642         949
                                                          ---------   ---------

          Total Liabilities and Stockholders' Equity ...  $     642   $   1,035
                                                          =========   =========

















   The accompanying notes are an integral part of these financial statements.

                   TXON INTERNATIONAL DEVELOPMENT CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                             Cumulative
                                                                               since
                                                                             inception
                      For the three months ended  For the nine months ended     of
                                    June 30,                June 30,         development
                            -----------------------   ---------------------
                                   2000        1999        2000        1999    stage
                            -----------   ---------   ---------   ---------   ---------
Revenues .................  $      --     $    --     $    --     $    --     $    --
                            -----------   ---------   ---------   ---------   ---------

Expenses
   Selling, general &
   administrative expenses        4,033       6,130       4,307     230,064     366,073
                            -----------   ---------   ---------   ---------   ---------

Operating Loss ...........       (4,033)     (6,130)     (4,307)   (230,064)   (366,073)
                            -----------   ---------   ---------   ---------   ---------

Other income (expense):
   Interest expense ......         --          --          --          --          --
                            -----------   ---------   ---------   ---------   ---------

Loss before taxes ........       (4,033)     (6,130)     (4,307)   (230,064)   (366,073)
Income taxes .............         --          --          --          --          --
                            -----------   ---------   ---------   ---------   ---------

       Net Loss ..........       (4,033)     (6,130)     (4,307)   (230,064)   (366,073)
                            ===========   =========   =========   =========   =========

Basic per Share Amounts

Net Income (Loss) ........  $      --     $    (.01)  $    --     $   (0.62)
                            ===========   =========   =========   =========

Weighted Average Shares

Outstanding ..............    1,186,813     523,100     918,704     371,550


   The accompanying notes are an integral part of these financial statements.

                   TXON INTERNATIONAL DEVELOPMENT CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                           Cumulative
                                               For the Nine  For the Nine    Since
                                               Months Ended  Months Ended Inception of
                                                           June 30,        Development
                                                    ---------------------
                                                      2000        1999       Stage
                                                    ---------   ---------   ---------
Cash Flows from Operating Activities:
  Cash paid to suppliers and employees ........     $    (393) $ (172,717)  $(339,873)
                                                    ---------   ---------   ---------
      Net cash used in operating activities ...          (393)   (172,717)   (339,873)
                                                    ---------   ---------   ---------

Cash Flows from Investing Activities:
  Investment in deferred development costs ....          --          --        (6,000)
                                                    ---------   ---------   ---------
      Net cash used by investing activities ...          --          --        (6,000)
                                                    ---------   ---------   ---------

Cash Flows from Financing Activities:
  Proceeds from common stock to be issued .....           --        90,000    323,100
 Contributed capital from officers ............           --          --       23,415
                                                    ---------   ---------   ---------
      Net cash provided by financing activities           --        90,000    346,515
                                                    ---------   ---------   ---------

Net change in cash and cash equivalents .......          (393)    (82,717)        642
Cash and cash equivalents at beginning of year          1,035      83,468        --
                                                    ---------   ---------   ---------

Cash and cash equivalents at end of year ......     $     642   $     751   $     642
                                                    =========   =========   =========

Reconciliation of Net Loss to Net Cash
 Used in Operating Activities:
Net loss ......................................        (4,307)   (230,064)   (366,073)
Adjustments used to reconcile net loss to Net
cash used in operating activities:
Loss on Investments ...........................          --          --         6,000
Stock issuer for services .....................         4,000        --         4,000
Increase (Decrease)  in accounts payable ......           (86)     (5,537)       --
Increase (Decrease) in accrued expenses .......          --        13,469        --
Increase in accounts payable - officers .......          --        49,415      16,200
                                                    ---------   ---------   ---------

Net cash used in operating activities .........     $    (393) $ (172,727)  $(339,873)
                                                    =========   =========   =========

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

     On June 5, 2000, the Company issued 4,000,000 shares to officers in exchange for services valued at $0.001 per share.

   The accompanying notes are an integral part of these financial statements.

                   TXON INTERNATIONAL DEVELOPMENT CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

     This summary of accounting policies for Txon International Development Corporation is presented to assist in understanding the Company' financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     The unaudited financial statements as of June 30, 2000 and for the nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

     The Company was incorporated under the laws of the state of Nevada on January 29, 1998 as Weston International Development Corporation. On July 28, 1998 the name of the Company was changed to Txon International Development Corporation. The primary business of the Company is the acquisition, development, construction and operation of real properties. The Company is in the development stage since January 29, 1998 (inception) and has not commenced planned principal operations.

Nature of Business

     The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash Equivalents

     For the purpose of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                   TXON INTERNATIONAL DEVELOPMENT CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                     Per-Share
                               Income                  Shares         Amount
                             (Numerator)           (Denominator)

                               For the three months ended June 30, 2000
Basic Loss per Share

Loss to common shareholders  $        (4,033)        1,186,813   $            -
                             ===============  ================   ==============

                               For the nine months ended June 30, 2000
Basic Loss per Share

Loss to common shareholders  $        (4,307)          918,704   $            -
                             ===============  ================   ==============

                               For the three months ended June 30, 1999
Basic Loss per Share

Loss to common shareholders  $        (6,130)          523,100   $        (0.01)
                             ===============  ================   ==============

                                For the nine months ended June 30, 1999

Basic Loss per Share

Loss to common shareholders  $      (230,064)          371,550   $        (0.62)
                             ===============  ================   ==============

     The effect of outstanding common stock equivalents are anti-dilutive for June 30, 2000 and 1999 and are thus not considered.

                   TXON INTERNATIONAL DEVELOPMENT CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - INCOME TAXES

     The Company has accumulated tax losses estimated at $360,000 expiring in years beginning 2013. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. The amount of net operating loss carryforward available to offset future taxable income will be limited if there is a substantial change in ownership. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the net operating loss carry forward, the Company established a valuation allowance for the entire net deferred income tax asset as of June 30, 2000.

NOTE 3 - DEVELOPMENT STAGE

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

     As of June 30, 2000 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - STOCK OPTIONS AND WARRANTS

     On May 27, 2000 the Company adopted a Year 2000 Non-Qualified Stock Option Plan for its employees, directors and consultants (the "Plan"). The Plan provides for the issuance of options for the purchase of up to 1,000,000 common shares of the Company by officers, direcotrs or consultants to the Company.

     Pursuant to to the plan, the Company issued 500,000 to officers and consultants with an exercise price of $0.02 per shares. The options will expire May 27, 2002. As of June 30, 2000, no options have been exercised.

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

Item 6. Exhibits and Reports on Form 8-K

           The following exhibits are included as part of this report:

Exhibit
Number               Exhibit
--------------------------------------------------------------------------------

3.1      Articles of Incorporation (1)
3.2      Bylaws (1)
1.1      Year 2000 Non-qualified Stock Option Plan(2)
27.1     Financial Data Schedule

(1) Incorporated by reference to the Registrant's registration statement on Form 10-SB filed on December 30,1999.

(2) Incorporated by reference to the Registrant's registration statement on Form S-8 filed on July 19, 2000.


         (b) The Company filed a report on Form 8-K on June 26, 2000 to report a change in control of the company effective June 5, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   TXON INTERNATIONAL DEVELOPMENT CORPORATION
                                  [Registrant]

Date:    August 7, 2000                By: /s/ Richard Ford
                                       Richard Ford, President and Director
                                       (Principal Executive & Financial Officer)