Form 10KSB
period 2000-09-30
CHINA WORLD TRADE CORP
filed 2001-01-16
CIK 1081834

                      SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON DC 20549

                                  ___________

                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended  September 30, 2000
                           ----------------------------------------------------
OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to _________

                      Commission file Number ____________

                         CHINA WORLD TRADE CORPORATION
--------------------------------------------------------------------------------
                (Name of Small Business Issuer in Its Charter)


                 Nevada                                    87-0629754
----------------------------------------        --------------------------------
      (State or other Jurisdiction                      (I.R.S. Employer
           of Incorporation)                           Identification No.)

Jing An Center No. 8, BEI San Huan East
Road Chaoyang District, Beijing, The PRC                     100028
----------------------------------------        --------------------------------
(Address of Principal Executive Offices)                    (Zip Code)


                               011-852-988-26818
--------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:


                                                   Name of Each Exchange
         Title of Each Class                       on Which Registered
         -------------------                       -------------------

----------------------------------         -----------------------------------
----------------------------------         -----------------------------------

    Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, par value $.001
--------------------------------------------------------------------------------
                               (Title of Class)

________________________________________________________________________________
                               (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes    X            No_________
   ---------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-SKB. [X]

     State issuer's revenue for its most recent fiscal year   $0

     State the aggregate market value of the voting and non-voting common equity held by no-affiliates computed by reference to the price at which the common equity as sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act). 5,830,700

             Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                  ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes_________     No________

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of January 12, 2001 there were 23,822,800 shares of common stock issued and outstanding

     Transitional Small Business Disclosure Format (check one):
Yes_________      No    X
                    ---------

                         CHINA WORLD TRADE CORPORATION
                                  FORM 10-KSB
                                     INDEX

                                                                                                          Page
                                                                                                          ----
                                         PART I

Item 1.    Description of Business.......................................................................    3

Item 2.    Description of Properties.....................................................................   10

Item 3.    Legal Proceedings.............................................................................   10

Item 4.    Submission of Matters of a Vote of Security Holders...........................................   10

                                        PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters...........................................................................   11

Item 6.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................................................   12

Item 7.    Financial Statements..........................................................................   13

Item 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure...........................................................

                                       PART III

Item 9.    Directors and Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act.............................................   13

Item 10.   Executive Compensation........................................................................   16

Item 11.   Security Ownership of Certain Beneficial Owners and Management................................   16

Item 12.   Certain Relationships and Related Transactions................................................   17

Item 13.   Exhibits, List and Reports on Form 8-K........................................................   17

Signatures ..............................................................................................   19

Financial Statements.....................................................................................  F-1

                                    PART I

ITEM 1.  Description of Business.

     When used in this Form 10-KSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB.

History of the Company

     China World Trade Corporation, ("CWTC" or the "Company) was incorporated in the State of Nevada on January 29, 1998 under the name Txon International Development Corporation to engage in any lawful corporate undertaking, including, but not limited to construction and development services for corporate global expansion.

     On August 14, 2000, pursuant to a Share Exchange Agreement by and among Main Edge International Limited, a British Virgin Islands corporation ("Main Edge") Virtual Edge Limited, a British Virgin Islands corporation and wholly owned subsidiary of Main Edge ("Virtual Edge"), Richard Ford, Jeanie Hildebrand and Gary Lewis, the Company acquired from Main Edge all of the shares of Virtual Edge (the "Acquisition") in exchange for an aggregate of one million nine hundred sixty one thousand, one hundred and seventy five (1,961,175) shares of the Company's common stock which shares equal 75.16% of the issued and outstanding shares of the Company after giving effect to the Acquisition. On September 15, 2000 the Company effectuated an 8:1 forward split, as a result Main Edge currently holds 15,689,400 shares of the common stock of the Company which shares equal 75.16% of the issued and outstanding shares of the Company.

     The Company filed a report on Form 8-K with the Securities and Exchange Commission on August 23, 2000 reporting the Acquisition. On September 25, 2000 the Company changed its name to China World Trade Corporation.

     Since the Acquisition the Company has continued the operations of Virtual Edge which has been in the development stage since inception and has very limited operations to date due to a lack of capital.

     The Company objective is to broker deals between China and other communities with the objective of promoting cross-border trade and commerce through the use of state-of-the-art information technology. (see "General Business Plan"). The Company plans to achieve its objective by creating an Internet portal to serve foreign and Chinese small to medium sized businesses and by providing a physical venue for executives to meet and network.

     The Company will attempt to negotiate business opportunities through its subsidiaries, Infotech Enterprises Ltd. and Beijing World Trade Center Club. No assurances, however, can be given that the Company will be successful in its endeavors. The company does not have any significant assets and believes that it will be able to provide marketable services based solely on the skill, experience and contacts of the individuals who are affiliated with the Company. (see "Directors and Executive Officers, Promoters and Control Person".

     The Company's executive offices are located at Jing An Center, No. 8, Bei San Huan East Road Chaoyang district, Beijing, The PRC 100028.

     The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this Annual Report, unless otherwise specified, all dollar amounts are expressed in United States Dollars.

History of Virtual Edge

     Virtual Edge was incorporated in the British Virgin Islands on February 18, 1999 as an investment holding company.

     On October 5, 1999, Virtual Edge pursuant to a share exchange, acquired a majority interest in Infotech Enterprises Limited ("Infotech"). Infotech was incorporated on July 2, 1999 which is engaged in building a bilingual (Chinese and English) Business-to-Business portal.

     On October 10, 1999, Virtual Edge signed an agreement with Belford Enterprises Limited ("Belford") pursuant to which Belford agreed to transfer its 75% interest in Beijing World Trade Center Club ("BWTCC") to Virtual Edge. BWTCC is a development stage company and is engaged in the establishment of a club located in Beijing, the PRC. The club will provide food and beverages, recreation, business centre services, communication and information services, products exhibitions services, commercial and trading brokerage services to its members.

     On October 18, 2000, pursuant to a Share Exchange Agreement, by and among the Company and Vast Opportunity Limited, the Company acquired the remaining interest in Infortech.

General Business Plan

     The Company is planning to build, through its subsidiary, Infotech, what management believes to be the first Chinese and English Business-to-Business portal-ChinaWTC.com. This will be an integrated business and consumer portal that is fast and user friendly. In order to win user loyalty, the portal will provide easy navigation, quick page loads and a screen design that maximizes the amount of information on display. It will utilize advanced customer relations management techniques or CRM that utilize meta-data analysis to provide one-to-one marketing service to users. Those users will be provided with information, sorted by its relevance according to their profile (continually self learning), and will then be saved the aggravation and time wasting involved in wading through pages of useless data.
Important features of the portal, include:
     . a comprehensive database on Chinese for small to medium sized businesses hoping to trade with foreign companies;

     . a "virtual exhibition center" to provide 24 hour a day product presentation;

     . a mega powered CRM driven focused intelligent search engine that quickly presents users with a wealth of relevant information;

     . an exclusive "Office Anywhere" feature that offers a mobile office to members (even on a palm pilot computer); and

     . a multilingual on-line translation tools to break the language barriers; e-trade and e-shopping etc.

       The Company will also operate BWTCC where the participants can relax, entertain and meet potential business partners in person, or via the Video Conferencing facilities of the World Trade Center Association worldwide network. BWTCC will also operate a Business Consultation and Fulfillment and Logistics Counseling Service via a 24/7 Call Center manned by business professionals experienced in the China trade.

       Through BWTCC the Company will provide a full range of top quality commercial and recreational services to its members, the clubhouse is luxuriously decorated and yet providing an elegant environment under which members can enjoy its facilities that include:

     .    Chinese and western fine dining,

     .    Seminar and conference rooms,

     .    Library,

     .    Executive suites,

     .    Office and meeting room packages,

     .    Videoconferencing facilities

     .    Exhibition rooms,

     .    Cigar and wine corner,

     .    Gym and fitness center,

     .    Massage, sauna and spas, and

     .    24-lane bowling alley, tennis courts and indoor swimming pool.

In addition, the Company intends to become involved in trade agency business through mergers and acquisitions. The Company will target trade agents with long business histories, trading records with significant experience and those trade agents with a good record of conducting trade with China and with other trading partners.

In terms of business services, it will offer its members:

     .    Liaison work with potential trading partners,

     .    International economic and trade exhibitions and seminars,

     .    Interpreters and secretarial services,

     . Organized trips to participate in World Trade Center Association sponsored activities,

     . Reception of visiting delegations of foreign World Trade Center Association member units,

     .    Arrange meetings to see Chinese officials, business corporations, and

     .    Legal consultancy and travel agency services.


Marketing Strategy

     Our marketing goal is to make the ChinaWTC.com site into a distinctive Chinese/English language Internet portal and BWTCC into a prestigious trade club in Beijing, PRC. We will achieve this by placing advertisements with traditional media, such as newspapers, television, radio, magazines etc.; placing banners on high traffic web sites; sending e-mails to potential users; participating in trade shows; employing the services of external PR and Marketing firms; television "infomercials" and talk shows; outdoor advertising signs and attending / holding press conferences.

     The Company will form strategic alliances with companies that can contribute services and local expertise in various market sectors. These alliances will increase our content and navigation services, support our advertising services and expand our distribution networks.

     An integral part of our success is dependent on the development and enhancement of our products and services. We will incorporate new technologies from third parties, expand products and services internally and conduct market research to remain aware and informed of the evolving user tastes and latest technologies.

     Our initial target market will be small to medium sized businesses with fewer than 500 employees and annual sales of approximately US$35 million. We will recruit local corporations to join the virtual membership in order to reach the overseas customers. The Company will leverage the existing network of World Trade Corporation Association members and small to medium sized business clients to gain a rapid and deep penetration of the active members and corporations in world trade. To enhance the success of the marketing program, The Company will offer what it believes to be an attractive commission structure for sales associates.

Sources of Income

     The revenue streams of the Company will come from subscriptions advertisements by vendors, traders and suppliers, transaction fees on ChinaWTC.com and web solution services from Infotech; membership subscription and monthly dues, food & beverage sales and business services fees from BWTCC; and trading commissions of being involved in trade agency businesses. Because of the initial set up cost and the relatively small membership base, Infotech is expected to incur an operating loss for the first two years of operation. However, this loss can be offset by the positive contributions from BWTCC and the trade agency businesses. After the initial losses, Infotech is expected to grow at a progressive rate as it will be in a very advantageous position to ride on the wave of the E-business boom for Asia in the next few years.

Competition

     With respect to ChinaWTC.com, management believes that it is in a unique position in that it believes that it is the first company to offer such online services in China. Though there are other systems developed by institutions or companies to address some facets of the trade market, the Company is not aware of anything similar to ChinaWTC.com. ChinaWTC.com combines the technology, the marketing of memberships/services/products, the creation of community database and a cross-border network of people and business, which enables companies of limited resources to find more business opportunities at a cost that is just a fraction of what they used to pay. Large companies would also find cost savings by outsourcing part of their work processes to Infotech. Despite the foregoing, The Company has identified the following list of possible competitors:

     . Sino.com is the most visited web site in China and is quite popular with overseas Chinese. However, it is a Chinese only site and does not have a business focus. It also suffers from having a weak search engine, being slow to download and has none of the advanced features to be provided by ChinaWTC.com.

     . China.com, which was recently listed on the Nasdaq National Market, is also a portal, providing free email and news headlines, has failed to capture member loyalty - down to 39th in the popularity list of Chinese web sites - largely again because of its lack of focus and poor design. Moreover, due to its links with the Xinhua News Agency - the official mouthpiece of the Chinese Communist Party - the information it provides is heavily biased.

     . Hongkong.com, which is owned by the same company as China.com, is a bilingual portal, however, it also lack focus and although its free email service is quite popular with Hong Kong residents, for obvious reasons, the demographics of its members is poor and it has failed to capture the enthusiasm of advertisers.

     The Company is on the alert and is preparing for any challenges. With the current Board of Directors, the Company has access to those who are knowledgeable in outsourcing, re-engineering, Internet commerce, logistics and the latest technologies for making the world smaller. The Company will be scalable and adaptive to the changing environment, thus enabling it to maintain the fast growth with high return and at the same time maintaining its competitiveness.

Industry Overview

     The Information Industry in China

     According to Killen and Associates, a marketing research firm, information technology spending in China, including Hong Kong, will rise from RMB 25 billion in 1997 to RMB 71 billion in 2002, at an annual compound growth rate of 24%. High capacity network covering the whole country is being put in place. This network is utilizing the most modern technology and is based on a grid of optical cables supplemented by satellite and digital microwave systems.

     Systems at 8x2.5 Gbps have been adopted on the major transmission trunks for transmission of broadband information and application of different categories of services. The urban and rural telephone network, mobile communications network and the public data and multimedia network have been completed. The information industry continued its fast growth with an additional 22 million lines were added to the Public Switched Telephone Network to bring the total to 135 million lines

     The Internet in China

     The Internet market in China is dominated by Golden Bridge Network, the internet service provider of ISP set up by the Ministry of Electronics; China Net, China Telecom's ISP; and a new entrant, the Ministry of Film, Broadcasting and Television, which has a very attractive fiber, coax cable, microwave and satellite transmission network throughout the wealthiest provinces and cities. The highest concentration of Internet subscribers is in the wealthiest cities in China, namely Beijing and Shanghai, according to China Network Information Center. The other major growth areas are in the country's three wealthiest provinces, namely Guangdong, Zhejiang and Jiangsu; followed by Hebei, Fujian, Shandong, Shaanxi, Sichuan and Heilongjiang.

     Beneath the top-tier operators are a small number of strategic resellers that provide the dual-account service. Revenue will be split between the top-tier ISP and its strategic resellers. Further down, there are over 100 resellers each serving a few hundreds or a few thousands subscribers. In the latest development, China Telecom is tying up very good marketing partners to launch this dual-account service, particularly in Beijing, Shanghai, Tianjin, Guangdong, Sichuan, Shaanxi, Zhejiang, Jiangsu and Shandong, in all covers 60% of current Internet subscribers.

     The Internet market in China first started in 1987, when its use was limited to the field of academic and educational institutions for research purposes. The commercial use of Internet began in 1995 with the launching of ChinaNet.

     According to China Network Information Center, a market research firm, in the last few years the number of Internet subscribers, has increased from 40,000 in 1995, to 100,000 in 1996 and to 2.1 million by the end of 1998. In 1998, Beijing, the capital, had over 100,000 subscribers. China Network Information Center estimated the numbers would climb to 6 million by the year 2000.

Legal System in the PRC

     Since 1979, many laws and regulations addressing economic matters in general have been promulgated in the PRC. Despite this activity in developing the legal system, the PRC does not have a comprehensive system of laws. In addition, enforcement of existing laws may be uncertain and sporadic, and implementation and interpretation thereof inconsistent. The PRC judiciary is relatively inexperienced in enforcing the laws that exist, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. Even where adequate law exists in the PRC, it may be difficult to obtain swift and equitable enforcement of such law, or to obtain enforcement of a judgment by a court of another jurisdiction. The PRC's legal system is based on written statutes and, therefore, decided legal cases are without binding legal effect, although they are often followed by judges as guidance. The interpretation of PRC laws may be subject to policy changes reflecting domestic political changes. As the PRC legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors. The trend of legislation over the past 18 years has, however, significantly enhanced the protection afforded foreign investors in enterprises in the PRC. However, there can be no assurance that changes in such legislation or interpretation thereof will not have an adverse effect upon the business operations or prospects of the Company.

Employees

     As of September 30, 2000, the Company had 5 full-time employees. The Company believes its future success depends in large part upon the continued service of its key technical and senior management personnel and its ability to attract and retain technical and managerial personnel. There can be no assurance that the Company can retain its key technical and managerial employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. None of the Company's employees are subject to any collective bargaining agreements.

ITEM 2.   Description of Property.

     The Company has a representative office at 13C Chinaweal 414-424 Jaffe Road, Wanchai, Hong Kong. The Company also maintains office located at Jing An Center #8, Bei San Huan East Road, Chaoyang District, Beijing, The PRC 100028.

ITEM 3.   Legal Proceedings.

     The Company is not a party to any pending or to the best of its knowledge, any threatened legal proceedings. No director, officer or affiliate of the Company, or owner of record or of more than five percent (5%) of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.   Submission of Matters To a Vote of Security Holders.

     During the fourth quarter of the fiscal year the following matter were submitted to the shareholders for approval.

1. An amendment to of the Certificate of Incorporation, as amended, changing the name of the Company to "China World Trade Corporation" was approved by written consent of the majority of the shareholders of the Company on August 17, 2000

2. The 2000 Stock Option Plan was approved by the written consent of the majority of shareholders of the Company on October 20, 2000. The following summary describes the material features of the Plan.

   Purpose

          The purpose of the Plan is to promote the long-term success of Shopss by attracting, motivating and retaining directors, officers and key employees and consultants of Shopss and its affiliates (the "Participants") through the use of competitive long-term incentives which are tied to shareholder value. The Plan seeks to balance Participants' and shareholder interests by providing incentives to the Participants in the form of stock options which offer rewards for achieving the long-term strategic and financial objectives of Shopss.

   Common Stock Available

          Subject to adjustment as described below, the maximum number of shares of Common Stock which may be awarded under the Plan may not exceed an aggregate of 3,000,000 shares over the life of the Plan. The Plan provides for equitable adjustment of the number of shares subject to the Plan and the number of shares of each subsequent award of stock thereunder and of the unexercised portion of the stock option award described below in the event of a change in the capitalization of the Company due to a stock split, stock dividend recapitalization, merger or similar event.

   Eligibility

          Persons who are eligible to receive stock options granted under the Plan are those individuals and entities as a compensation committee or such other committee appointed by the Board of Directors to administer the Plan (the "Committee") in its discretion determines should be awarded such incentives given the best interest of Shopss; provided, however, that (i) incentive stock options ("ISOs") may only be granted to employees of Shopss and its affiliates and (ii) any person holding capital stock of Shopss or any affiliate possessing more than 10% of the total combined voting power of all classes of capital stock of Shopss or any affiliate will not be eligible to receive ISOs unless the exercise price per share is at least 110% of the fair market value of the stock on the date the option is granted.

   Administration

          The authority to control and manage the operation and administration of the Plan is vested in the Committee appointed by the Board of Directors from time to time. Members of the Committee shall serve at the pleasure of the Board of Directors. The Committee may from time to time determine which officers, directors and key employees and consultants of Shopss and its affiliates may be granted options under the Plan, the terms thereof (including, without limitation, determining whether the option is an ISO and the times at which the option shall become exercisable), and the number of shares for which an option or options may be granted. If rights of Shopss to repurchase stock are imposed, the Board of Directors or the Committee may, in its sole discretion, accelerate, in whole or in part, the time for lapsing of any rights of Shopss to repurchase shares or forfeiture restrictions. The Board of Directors or the Committee has the sole authority, in its absolute discretion. to adopt, amend and rescind such rules and regulations, consistent with the provisions of the Plan, as, in its opinion, may be advisable in the administration of the Plan, to construe and interpret the Plan, the rules and regulations, and the instruments evidencing options granted under the Plan and to make all other determinations deemed necessary or advisable for the administration of the Plan. All decisions, determinations and interpretations of the Committee are binding on all option holders under the Plan.

                                    PART II

ITEM 5.   Market For Common Equity and Related Stockholder Matters.

     The Company's common stock began quotation on the Over-the-Counter Bulletin Board ("OTCBB") on June 28, 2000 under the symbol TXNI. The Company's common stock is now quoted under the symbol CHWT. The following table sets forth the range of bid prices of the Company's common stock as quoted on OTCBB during the periods indicated and the prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions.

   -------------------------------------------------------------------------

               Quarter                          High              Low
               -------                          ----              ---
   -------------------------------------------------------------------------

     Period ending September 30, 2000          $2.93             $.016
   -------------------------------------------------------------------------

     Period ending June 30, 2000               $.016             $.016
   -------------------------------------------------------------------------

     The Company's common shares are issued in registered form. Interwest Transfer Company in Salt Lake City, Utah, is the registrar and transfer agent for the Company's common stock.


ITEM 6.   Management's Discussion and Analysis of Plan of Operations.

OVERVIEW

     Pursuant to the Share Exchange Agreement dated as of August 10, 2000, by and the Company, Virtual Edge and Main Edge, Main Edge transferred all of the issued and outstanding shares of the capital stock of Virtual Edge to the Company in exchange of 1,961,175 shares of the pre-split common stock of the Company, representing approximately 75% of the outstanding shares of the common stock of the Company. For accounting purposes, the Acquisition will be treated as a recapitalization of Virtual Edge with Virtual Edge as the acquirer (reverse acquisition).

RESULTS OF OPERATIONS

     The following table shows the selected audited condensed consolidated income statement data of the Company and its subsidiaries for the year ended September 30, 2000 and 1999. The data should be read in conjunction with the Consolidated Financial Statements of the Company and related notes thereto included elsewhere in this report.

                                                          For the Year Ended
                                                             September 30,
                                                       ---------------------
                                                          2000        1999
                                                       ---------   ---------
(Amounts in thousands $)

Revenues                                                      -            -
Operating Expenses                                         (702)        (307)
Loss from Operations                                       (702)        (307)
Other Expenses                                           (3,047)           -
Minority Interest                                             9            -
Net Loss                                                 (3,740)        (307)

REVENUE

     The Company is in its development stage and there has been no operating revenue since inception on January 29, 1998 to September 30, 2000.

     The Company business plan is to provide trade agency business linking companies in China and the rest of the world. The Company currently has two operating units, BWTCC and Infotech. BWTCC will be engaged in the establishment of a business club located in Beijing, the PRC. The club will provide food and beverages, recreation, business center services, communication and information services, product exhibition services, and commercial and trading brokerage services. Infotech will build a bilingual, English and Chinese, business-to-business portal.


GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased by approximately $395,000 or 129% to approximately $702,000 for the year ended September 30, 2000 from $307,000 for the corresponding period in 1999. The increase was mainly due to the Acquisition and the related professional fees, and the additional of development stage expenses of Virtual Edge since acquisition.

OTHER EXPENSES

     Other expenses for the year ended September 30, 2000 were approximately $3, 047,000 compared to $0 for the corresponding period in 1999. The increase is due to the writing down of goodwill in connection with the Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the Acquisition, the Company's current assets increased to approximately $259,000 as compared to $1,000 for 1999 and the Company's current liabilities increased to approximately $2,055,000 compared to $0 for 1999.

     There has been no other significant change in financial condition and liquidity since the fiscal year ended September 30, 1999. The Company's ability to implement its business plan will depend on obtaining financing in the form of equity or debt, or a continuation thereof. The Company presently has no commitments for such financing and no assurances can be given that the Company will be able to secure such financing, or if so, the terms thereof.

ITEM 7.     Financial Statements.

         The Financial Statements of the Company are set forth at the end hereof.

                                   PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) Of The Exchange Act.

     The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of September 30, 2000. The Board of Directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

           Name         Age                        Title
     ----------------- ----- ---------------------------------------------------
     John H.W. Hui      41   President, Chairman of the Board and Secretary

     Alfred H.B. Or     38   Chief Operating Officer and Director

     Thomas C. Pai      45   Chief Financial Officer and Director

     David Jones        56   Vice President, Information Technology and Director

     Roy C.W. Wu        56   Vice President, Club Management and Director

     Hui Wang           37   Director

     Peter Hurst        63   Director

     Wai Tung Cheung    43   Director

     James H.C. Mak     52   Director

Mr. John Hui, age 41, has been the President, Chairman of the Board and Secretary of the Company since August 2000. Mr. Hui is the founder of Virtual Edge and has more than 10 years experience Chinese trade and investment. Mr. Hui has been a private investor and an entrepreneur for the past five years.

Mr. Alfred H. B. Or, age 38, has been Chief Operating Officer and a Director of the Company since August 2000. Mr. Or has 15 years of marketing and sales experience with multinational companies. In 1998, Mr. Or founded Shanghai Cofmos Gift Co. Ltd., a marketing and sales company in Beijing. From March 1994 until May 1998 he was the Director of Marketing External Affairs for Amway (China) Co. Ltd. Mr. Or has established strong government and media relationship in China over the past 10 years. He specializes in one-to-one direct marketing. Mr. Or graduated in 1985 from the McMaster University in Ontario, Canada with a Bachelor of Science degree in Mechanical Engineering.

Mr. James H.C. Mak, age 52, was appointed as Director of the Company in September 2000. Mr. Mak has been the General Manager of World Trade Center in Hong Kong since August 1994. In addition, as Deputy General Manger of Kai Shing Management Co. Ltd., a subsidiary of Sung Hung Kai Property Ltd., Mr. Mak serves as a General Manager of the Grand Royal Club and the Hong Lok Yuen Country Club in Hong Kong.

Mr. David Jones, age 56, has been the Vice President - Information Technology and a Director of the Company since August 2000. Mr. Jones has more than 24 years experience in the information technology field, including 18 years as a senior design engineer for Unlays Corporation. Mr. Jones has formed two companies that are still operating. One of the companies provides software for travel agents enabling them to communicate with large computerized reservation systems (e.g., SABRE, GALIEO and AMADEUS). The other company provides Electronic Document Interchange to freight forwarders and other cargo transportation suppliers. Mr. Jones designed and developed a comprehensive electronic mail connectivity hub for Hong Kong Telecom and was responsible for the design and implementation of a weight and balance application for Cathay Pacific's worldwide network, including an Automatic Load Distribution System for containerized aircraft. Mr. Jones is an experienced with Data Communications and Command and Control software and has designed and implemented such systems for state and metropolitan police forces in the United States Canada and the U.K. Mr. Jones has worked with banking systems and inventory control systems and is experienced in data management. Mr. Jones has also designed databases to handle the processing of NASA LANDSAT Earth Resources Satellite data for many Middle Eastern countries. Mr. Jones holds an honor degree from the School of Physics in the University of Wales, Swanses.

Mr. Roy C. W. Wu, age 56, has been the Vice President - Club Management and a Director of the Company since August 2000. Mr. Wu has more than 30 years of hotel and restaurant management experience. Since August 1994 Mr. Wu has served as the Senior Club Manager of the World Trade Center Club in Hong Kong. Mr. Wu is also the Senior Club Manager of the Grant Royal Club and Hong Lok Yuen Country Club in Hong Kong.

Hui Wang, age 37, was appointed as a Director of the Company in August 2000. Mr. Wang has been the Vice President of Asia Simulation and Control System Engineering Limited in China since 1990.

Mr. Thomas C. Pai, age 45, has been an the Chief Financial Officer and a Director of the Company since August 2000. Mr. Pai is a Certified Public Accountant and has over 20 years experience in accounting and auditing. He obtained his Master of Science degree from California State University and was employed by Cooper & Lybrand. He is also the Senior VP of Sun Television Cybernetworks Co. Ltd.

Mr. Peter Hurst, age 63, has been an independent director of the Company since September 2000. Mr. Hurst has over 20 years extensive working experience in the banking industry. He was the director of Corporate Banking for National Westminster Bank PLC, overseeing offshore units in Asia, Pacific and Middle East. For the past decade, Mr. Hurst acted as a consultant and as a member of European Advisory Committee for Mitsubishi Electric Co., advising on organization structure, localization, as well as cultural interchange.

Mr. Wai Tung Cheung, age 43, has been an independent director of the Company since September 2000. Mr. Cheung is the Chairman of Cultureroom Limited, a listed company in Hong Kong Stock Exchange and is responsible for the corporate strategic planning and business development of the company. Mr. Cheung has over 15 years senior level management experiences and is also the Chairman of ViaGOLD Capital Limited, a company listed on the stock exchange of Australia. He was the CEO of COSCO Group in Hong Kong and Singapore.

Section 16(a) Beneficial Ownership Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other equity securities of the Company, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all
Section 16(a) reports they file. To the best of the Company's knowledge (based solely upon a review of the Form 3, 4 and 5 filed), no officer, director or 10% beneficial shareholder failed to file on a timely basis any reports required by
Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 10.  Executive Compensation.

     The following table sets forth the compensation paid during fiscal years ended September 30, 1999 and 2000 to the Company's Chief Executive Officer. No officer of the company received compensation in excess of $100,000.

               Name                Position                Compensation/(1)/
               ----                --------                -----------------

      John H.W. Hui           President, Chairman of          $28,624/(2)/
                              the Board and Secretary
------------------
/(1)/ Including 500,000 stock options issued on October 23, 2000. The options have an exercise price of $2.18 as of the date hereof no options have been exercised.

/(2)/ Management fee for the period from August 14, 2000, the date of the Acquisition, to September 30, 2000, based on an annual rate of $80,000.

     Neither the Company nor any subsidiary maintains or has maintained in the past, any employee benefit plans.

     During the year ended September 30, 2000, certain corporate actions were conducted by unanimous written consent of the board of directors. Directors receive no compensation for serving on the board of directors, but are reimbursed for any out-of-pocket expenses, if any, incurred in attending board meetings.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.

     Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth the number of shares of common stock beneficially owned as of September 30, 2000 by (i) those persons or groups known to the Company who will beneficially own more than 5% of the Company's common stock; (ii) each director and director nominee; (iii) each executive officer of the Company to assume office after the closing of the Acquisition; and, (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the Securities and Exchange Commission by information provided by such persons directly to the Company. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.

               Name                Number of Shares       Percentage Ownership
               ----                ----------------       --------------------
     John H.W. Hui                     500,000*                    **
     Alfred H.B. Or                    275,000*                    **
     Thomas C. Pai                     125,000*                    **
     David Jones                       275,000*                    **
     Roy C.W. Wu                       375,000*                    **
     Hui Wang                          125,000*                    **
     Peter Hurst                       125,000*                    **
     Wai Tung Cheung                   125,000*                    **
     James H.C. Mak                    200,000*                    **
     All Officers and Directors      2,125,000*                   9.97
     as a Group (9 persons)
     Main Edge                       15,689,400                  75.14

-------------------
* Stock Option issued on October 23, 2000 with an exercise price of $2.18. As of the date hereof, no options have been exercised.

**Less than 1%


ITEM 12.  Certain Relationships and Related Transactions.

     Names and relationship of related parties
     and their existing relationships with the Company
     -------------------------------------------------
     Mr. John H. W. Hui...............  President and Director of the Company
     Mr. Steven K. F. Hui.............  Close family member of Mr. Hui, a director and officer of the Company
     Mr. Alfred Or....................  A director and officer of the Company
     Belford Enterprises Limited......  A company in which a director of the
                                        Company has beneficial interest
     Main Edge International Limited..  Majority shareholder of the Company
     PRC Partner......................  PRC partner of a subsidiary

     Since the Acquisition the Company has paid management fees to Mr. John H.
W. Hui and Mr. Alfred Or in the amount of $28,634 each based on an annual amount of $80,000.

     As of September 30, 2000 the Company owes the following amounts to related parties for unsecured advances which are interest-free and repayable on demand.

                                September 30,
                                    2000
                                ------------
Mr. John H. W. Hui              $    58,757
Mr. Steven K. F. Hui                118,192
Mr. Alfred Or                        76,645
Vast Opportunity Limited            131,801
Belford Enterprises Limited         809,412
Main Edge International Limited     695,977
PRC Partner                          31,708
                                ------------
                                $ 1,922,492
                                ------------

ITEM 13.  Exhibits, List and Reports on Form 8-K.

Exhibit Number                       Description

2.1 Share Exchange Agreement dated as of August 10, 2000, Incorporated herein by reference from the Company's filing on Form 8-K filed on August 23, 2000.

3.1 Articles of Incorporation, Incorporated herein by reference from the Company's fling on Form 10-SB on December 12, 1999.

3.2 Bylaws Incorporated herein by reference from the Company's filing on Form 10-SB on December 12, 1999.

10.1           2000 Stock Option Plan*

11.1           Statement of Computation of per share earning*

21.1           Subsidiaries of the Registrant*


--------------------
*Filed herewith

Reports on Form 8-K

Report on Form 8-K was filed by the Company on August 23, 2000 listing items 1, 2 and 5.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CHINA WORLD TRADE CORPORATION

Dated:  January 12, 2001         By:  /s/ John H.W. Hui
                                     -------------------------------------------
                                     Name: John H.W. Hui
                                     Title: President and Secretary

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  January 12, 2001         By:  /s/ Alfred Or
                                     -------------------------------------------
                                     Name: ALFRED OR
                                     Title: Chief Operating Officer and Director

Dated:  January 12, 2001         By:  /s/ James Mak
                                     -------------------------------------------
                                     Name: JAMES MAK
                                     Title: Director

Dated:  January 12, 2001         By:  /s/ Roy Wu
                                     -------------------------------------------
                                     Name: ROY WU
                                     Title: Vice President, Club Management and
                                            Director

Dated:  January 12, 2001         By:  /s/ David Jones
                                     -------------------------------------------
                                     Name: DAVID JONES
                                     Title: Vice President, Information
                                            Technology and Director

Dated:  January 12, 2001         By:  /s/ John H.W. Hui
                                     -------------------------------------------
                                     Name: JOHN H.W. HUI
                                     Title: President and Secretary

Dated:  January   , 2001         By:
                                     -------------------------------------------

                         CHINA WORLD TRADE CORPORATION
                                      AND
                                 SUBSIDIARIES

                          (A Development Stage Company)

                                     - : -

                             FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2000 AND 1999

                                   CONTENTS

                                                                        Page
                                                                        ----

Independent Auditor's Report........................................... F - 3

Consolidated Balance Sheets
  September 30, 2000 and 1999.......................................... F - 4

Consolidated Statements of Operations for the
   Years Ended September 30, 2000 and 1999 ............................ F - 5

Consolidated Statement of Stockholders' Equity
   Since January 29, 1998 (Inception) to September 30, 2000............ F - 6

Consolidated Statements of Cash Flows for the
   Years Ended September 30, 2000 and 1999............................. F - 8

Notes to Consolidated Financial Statements............................. F - 9

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
China World Trade Corporation and Subsidiaries
(A Development Stage Company)

Board Members:

     We have audited the consolidated balance sheets of China World Trade Corporation and Subsidiaries (a Development Stage Company) as of September 30, 2000 and 1999, and the related consolidated statements of operations, and cash flows for the years ended September 30, 2000 and 1999, and the consolidated statement of stockholders' equity since January 29, 1998 (inception) to September 30, 2000 then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Virtual Edge Limited, a wholly-owned subsidiary, which statements reflect total assets of $260,564 as of September 30, 2000 and total revenues of $0 for the period August 14, 2000 to September 30, 2000 then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Virtual Edge Limited, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits of the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China World Trade Corporation and Subsidiaries (a development Stage Company), as of September 30, 2000 and 1999 and the results of its operations, and its cash flows for the years ended September 30, 2000 and 1999, in conformity with generally accepted accounting principles.

                                    Respectfully submitted,


                                    /s/ Robison, Hill & Co.
                                    ------------------------------------
                                    Certified Public Accountants

Salt Lake City, Utah
January 11, 2001

                CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                                 BALANCE SHEET

                                                                                         September 30,
                                                                             ---------------------------------------
                                                                                  2000                    1999
                                                                             --------------          ---------------
ASSETS

Current Assets
  Cash and cash equivalents                                                  $          479          $        1,035
  Rental deposits                                                                   258,299                       -
  Other receivables                                                                     362                       -
                                                                             --------------          --------------
Total Current Assets                                                                259,140                   1,035

Fixed Assets
   Furniture and fixtures                                                             2,848                       -
   Less: Accumulated depreciation                                                    (1,424)                      -
                                                                             --------------          --------------
Total Fixed Assets                                                                    1,424                       -
                                                                             --------------          --------------
        Total Assets                                                         $      260,564          $         1,035
                                                                             ==============          ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accrued Liabilities                                                        $      132,663          $           86
  Due to related parties                                                          1,922,492                       -
                                                                             --------------          --------------
          Total Liabilities                                                       2,055,155                      86
                                                                             --------------          --------------
Minority Interest                                                                    22,935                       -
                                                                             --------------          --------------

Stockholders' Equity
Preferred stock (par value $0.001), 10,000,000 shares
  authorized, no shares issued at September 30, 2000 and 1999                             -                       -
Common stock (par value $0.001), 50,000,000 shares
  authorized, 21,322,800 and 4,184,800 shares issued at
  September 30, 2000 and 1999                                                        21,323                   4,185
Capital in excess of par value                                                    2,262,703                 358,530
Deficit accumulated during development stage                                     (4,101,552)               (361,766)
                                                                             --------------          --------------
          Total Stockholders' Equity                                             (1,817,526)                    949
                                                                             --------------          --------------
          Total Liabilities and Stockholders' Equity                         $      260,564          $        1,035
                                                                             ==============          ==============

  The accompanying notes are an integral part of these financial statements.

                 CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS



                                                                                                     Cumulative
                                                                   For the Year Ended                  Since
                                                                      September 30,                 Inception of
                                                          --------------------------------------    Development
                                                                2000                1999               Stage
                                                          ------------------ ------------------- -------------------
Revenues                                                   $              -   $               -   $               -
                                                          ------------------ ------------------- -------------------
Expenses
  Selling, general and administrative expenses                      701,748             306,752           1,063,514
                                                          ------------------ ------------------- -------------------

Operating Loss                                                     (701,748)           (306,752)         (1,063,514)

Other income (expense):
   Write down of goodwill                                        (3,047,082)                  -          (3,047,082)

Minority Interest                                                     9,044                   -               9,044
                                                          ------------------ ------------------- -------------------

Loss before taxes                                                (3,739,786)           (306,752)         (4,101,552)
Income taxes                                                              -                   -                   -
                                                          ------------------ ------------------- -------------------

       Net Loss                                            $     (3,739,786)  $        (306,752)  $      (4,101,522)
                                                          ================== =================== ===================

Basic per Share Amounts
Net Income (Loss)                                          $          (0.29)  $           (0.10)
                                                          ================== ===================

Weighted Average Shares Outstanding                              13,065,584           2,972,400
                                                          ================== ===================



   The accompanying nots are an integral part of these financial statements.

                CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                      Common Stock
                                                    ---------------------------------------------                      During
                                    Preferred       To be Issued                                     Excess of        Development
                                      Stock            Shares           Shares         Amount        Par value           Stage
                                  --------------   --------------    -------------  -------------  --------------    -------------
Stock issued in exchange for cash             -         2,200,000                -  $       2,200     $   107,800    $          -

Net Loss                                      -                 -                -              -               -         (55,014)
                                  --------------   --------------    -------------  -------------  --------------    ------------

Balance September 30, 1998                    -         2,200,000                -          2,200         107,800         (55,014)

June 5, 2000 Reverse stock split
  1:10                                        -        (1,980,000)               -         (1,980)        (97,020)
September 5, 2000 Stock split 8:1             -         1,540,000                -          1,540          97,460
                                  --------------   ---------------   -------------  -------------  --------------    ------------
Restated balance at September 30,
 1998                                         -         1,760,000                -          1,760         108,240         (55,014)

Issuance of common stock to be
 issued                                       -        (1,760,000)       1,760,000              -               -               -
December 12, 1998 Stock issued in
 exchange for cash                            -                 -        2,424,800          2,425         210,675               -
Contributed Capital                           -                 -                -              -          39,615               -

Net Loss                                      -                 -                -              -               -        (306,752)
                                  --------------   --------------    -------------  -------------  --------------    ------------
Balance September 30, 1999                    -                 -        4,184,800  $       4,185  $      358,530    $   (361,766)

                CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Continued)

                                                                             Common Stock
                                                          --------------------------------------------                    During
                                           Preferred       To be Issued                                  Excess of       Development
                                             Stock            Shares         Shares         Amount       Par value         Stage
                                         ------------     --------------   -----------   ------------- -------------   -------------
Balance September 30, 1999                         -                  -      4,184,800      $   4,185   $   358,530     $  (361,766)

June 5, 2000 Stock issued in lieu of
   salaries                                        -                  -     32,000,000         32,000       (28,000)              -
July 26, 2000 Stock option
   exercised at $0.02                              -                  -      4,000,000          4,000         6,000               -
August 14, 2000 Cancellation of
   Shares                                          -                  -    (34,996,400)       (34,996)       34,996               -
August 14, 2000 Stock issued in
   lieu of services                                -                  -        445,000            445        52,121               -
August 14, 2000 Stock issued to
   acquire Virtual Edge Limited
   subsidiary                                      -                  -     15,689,400         15,689     1,837,621               -
Contributed Capital                                -                  -              -              -         1,435               -

Net Loss                                           -                  -              -              -             -      (3,739,786)
                                         ------------     --------------   ------------  ------------- -------------   -------------
Balance September 30, 2000                         -                  -     21,322,800      $  21,323   $ 2,262,703     $(4,101,552)
                                         ============     ==============   ============  ============= =============   =============


  The accompanying notes are an integral part of these financial statements.

                CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS

                                                                                                     Cumulative
                                                                   For the Year Ended                  Since
                                                                      September 30,                 Inception of
                                                          ------------------------------------      Development
                                                                2000                1999               Stage
                                                          ----------------   -----------------   -----------------
Cash Flows from Operating Activities:
  Cash paid to suppliers and employees                     $      (12,470)   $       (318,948)   $       (351,950)
                                                          ----------------   -----------------   -----------------
      Net cash used in operating activities                       (12,470)           (318,948)           (351,950)
                                                          ----------------   -----------------   -----------------

Cash Flows from Investing Activities:
  Investment in deferred development costs                              -                   -              (6,000)
                                                          ----------------   -----------------   -----------------
      Net cash used by investing activities                             -                   -              (6,000)
                                                          ----------------   -----------------   -----------------

Cash Flows from Financing Activities:
  Proceeds from common stock to be issued                               -             213,100             323,100
  Proceeds from issuance of common stock                           10,479                   -              10,479
  Contributed capital from shareholders                             1,435              23,415              24,850
                                                          ----------------   -----------------   -----------------
      Net cash provided by financing activities                    11,914             236,515             358,429
                                                          ----------------   -----------------   -----------------

Net change in cash and cash equivalents                              (556)            (82,433)                479
Cash and cash equivalents at beginning of year                      1,035              83,468                   -
                                                          ----------------   -----------------   -----------------

Cash and cash equivalents at end of year                   $          479     $         1,035     $           479
                                                          ================   =================   =================

Reconciliation of Net Loss to Net Cash
 Used in Operating Activities:
Net loss                                                       (3,739,786)           (306,752)         (4,101,552)
Adjustments used to reconcile net loss to Net cash used
in operating activities:
Depreciation                                                           54                                      54
Loss on Investments                                                     -               6,000               6,000
Goodwill writedown                                              3,047,082                               3,047,082
Increase (Decrease)  in accounts payable                                -             (12,165)                 86
Increase (Decrease) in accrued expenses                           575,390              (6,031)            575,390
Increase (Decrease) in accounts payable officers                        -                   -              16,200
Increase (Decrease) in due to related party                        57,268                                  57,268
Stock issued for services                                          52,566                                  52,566
Stock issued for salaries                                           4,000                                   4,000
Minority Interest                                                  (9,044)                                 (9,044)
                                                          ----------------   -----------------   -----------------

Net cash used in operating activities                      $      (12,470)    $      (318,948)    $       351,950
                                                          ================   =================   =================

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

- In 1999 shareholder advances of $16,200 were converted to Capital in Excess of Par Value.
- On August 14, 2000, 15,689,400 shares of common stock were issued to acquire Virtual Edge Limited and 34, 996,400 shares were canceled pursuant to a share exchange agreement.

  The accompanying notes are an integral part of these financial statements.

                 CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2000 AND 1999


NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES
--------------------------------------------------------

     This summary of accounting policies for China World Trade Corporation is presented to assist in understanding the Company' financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation
--------------------------------------

     The Company was incorporated under the laws of the state of Nevada on January 29, 1998 as Txon International Development Corporation. On August 14, 2000 the Company acquired 100% of Virtual Edge Limited (a British Virgin Islands Company) pursuant to a share exchange agreement and thereafter assumed the operations of Virtual Edge. On September 25, 2000 the Company changed its name to China World Trade Corporation. The Company is in the development stage since January 29, 1998 (inception) and has not commenced planned principal operations.

Principles of Consolidation
---------------------------

     The consolidated financial statements include the accounts of China World Trade Corporation and its wholly-owned subsidiary, Virtual Edge Limited, a British Virgin Islands Company and its majority owned subsidiaries Infotech Enterprises Limited ("Infotech"), a British Virgin Islands Company (51% owned), and Beijing World Trade Center Club, a People's Republic of China Company (75% owned).

     The results of subsidiaries acquired during the year are consolidated from their effective dates of acquisition.

     All significant inter-company accounts and transactions have been eliminated.

Nature of Business
------------------

     The Company through its subsidiaries intends to build a bilingual (Chinese and English) Business to Business Portal, and establish a club in Beijing to provide food and beverages, recreation, business center services, communication and information services, product exhibition services and trading brokerage services to its member.

                 CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2000 AND 1999
                                  (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (continued)
--------------------------------------------------------------------

Cash Equivalents
----------------

     For the purpose of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates
--------------------------

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

Translation of Foreign Currrency
--------------------------------

     The Companies functional currencies include U.S. Dollars and Chinese Renminbi. All balance sheet accounts of foreign operations are translated into U.S. dollars at the year-end rate of exchange and statement of operations items are translated at the weighted average exchange rates for the year. The resulting translation adjustments are made directly to a separate component of the stockholders' equity. Gains or losses from other foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the Statements of Operations.

Concentration of Credit Risk
----------------------------

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

                CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2000 AND 1999
                                  (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (continued)
--------------------------------------------------------------------

Depreciation
------------

     Property, plant and equipment, are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

          Furniture & Fixtures      5-10 years
          Equipment                 5-7 years

     Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

     The Company has adopted the Financial Accounting Standards Board SFAS No., 121, "Accounting for the Impairment of Long-lived Assets." SFAS No. 121 addresses the accounting for (i) impairment of long-lived assets, certain identified intangibles and goodwill related to assets to be held and used, and
(ii) long-live lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the used of the asset and its eventual disposition (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.

Net Loss per Common Share
-------------------------

     There are no dilutive potential common stock equivalents for 2000 and 1999 and are thus not considered.

     The reconciliations of the numerators and denominators of the basic EPS computations are as follows:

                CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2000 AND 1999
                                  (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (continued)
--------------------------------------------------------------------

Net Loss per Common Share (Continued)
-------------------------------------

                                                2000
                               -------------------------------------
                                               Number
                                                 of
                                  Loss         Shares       Loss Per
                               (numerator)   (denominator)    Share
                               -------------------------------------
Loss to Common Shareholders    $ (3,739,786)   13,065,584    $ (0.29)
                               =====================================

                                                1999
                               -------------------------------------
                                               Number
                                                 of

                                  Loss         Shares       Loss Per
                               (numerator)   (denominator)    Share
                               -------------------------------------
Loss to Common Shareholders    $   306,752      2,972,400     $(0.10)
                               =====================================

NOTE 2 - INCOME TAXES
---------------------

     The Company has accumulated tax losses estimated at $543,000 expiring in years beginning 2013. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. The amount of net operating loss carryforward available to offset future taxable income will be limited if there is a substantial change in ownership. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the net operating loss carry forward, the Company established a valuation allowance for the entire net deferred income tax asset as of September 30, 2000.

NOTE 3 - GOING CONCERN / DEVELOPMENT STAGE
------------------------------------------

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to be successful in its planned activity, and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year.

                CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2000 AND 1999
                                  (Continued)


NOTE 4 - COMMITMENTS
--------------------

     As of September 30, 2000 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

(a)  Names and relationship of related parties
     Existing relationships with the Company
     ---------------------------------------
     Mr. John H. W. Hui                 President and Director of the Company
     Mr. Steven K. F. Hui               Close family member of a director of a
                                        subsidiary of the Company
     Mr. Alfred Or                      A director of the Company

     Vast Opportunity Limited ("M")     Minority shareholder of a subsidiary

     Belford Enterprises Limited        A company in which a director of the
                                        Company has a beneficial interest
     Main Edge International Limited    Major shareholder of the Company
     PRC Partner                        PRC partner of a subsidiary

(b)  Summary of related party transactions

     Since the acquisition (August 14, 2000) of Virtual Edge Limited, a wholly owned subsidiary , the Company has paid management fees to Mr. John H. W. Hui and Mr. Alfred Or in the amount of $28,634 each based on an annual amount of $80,000 each.

                 CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2000 AND 1999
                                  (Continued)


(c) As of September 30, 2000 the Company owes the following amounts to related parties, for unsecured advances which are interest-free and repayable on demand.

                                   September 30,
                                       2000
                                   -------------

Mr. John H. W. Hui                 $      58,757
Mr. Steven K.F. Hui                      118,192
Mr. Alfred Or                             76,645
Vast Opportunity Limited                 131,801
Belford Enterprises Limited              809,412
Main Edge International Limited          695,977
PRC Partner                               31,708
                                   -------------

                                   $   1,922,492
                                   -------------

NOTE 6 - ACQUISITION OF SUBSIDIARIES
------------------------------------

     On August 14, 2000, the Company and Virual Edge Limited ("VEL"), and Main Edge International Limited ("Main Edge") entered into a share exchange agreement that provides for the purchase of VEL by the Company from Main Edge.

     In the exchange, the Company issued 1,961,175 (approximately 75%) shares of the Company's common stock to Main Edge in exchange for 100% of the issued and outstanding shares of capital stock of VEL. The shares have been valued at $0.94 per share. The excess purchase price paid of $3,047,082 over the net tangible assets acquired was recorded as goodwill and has been written off in the accompanying financial statements.

                 CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2000 AND 1999
                                  (Continued)
                                  -----------


NOTE 7  - STOCK OPTIONS AND WARRANTS
------------------------------------

     On May 27, 2000 the Company adopted a Year 2000 Non-Qualified Stock Option Plan for its employees, directors and consultants (the "Plan"). The Plan provides for the issuance of options for the purchase of up to 1,000,000 common shares of the Company by officers, directors or consultants to the Company.

     Pursuant to to the plan, the Company issued 500,000 to officers and consultants with an exercise price of $0.02 per shares with an expiration date of May 27, 2002. As of September 30, 2000, all options have been exercised.

     All options and warrants have been granted at exercise prices greater than the market value on the date of granting. All options vest 100% at date of grant.

                                                           2000       1999
                                                         --------   --------
Options outstanding, beginning of year                          -          -
  Granted                                                 500,000          -
  Canceled                                                      -          -
  Exercised                                              (500,000)         -
                                                         --------   --------

Options and warrants outstanding, end of year                   -          -
                                                         --------   --------

Price for options and warrants outstanding, end of year  $      -   $      -

Options and warrants granted subsequent to year end             -          -

Option and warrant price granted subsequent to year end  $      -   $      -

NOTE 8 - SUBSEQUENT EVENTS
--------------------------

     Pursuant to a Share Exchange Agreement entered into between the Company and Vast Opportunity Limited ("VOL"), VOL transferred its 49 shares of the common stock , par value $1 of Infotech to the Company in exchange for the issuance by the Company of 2,500,000 shares of its common stock with par value of $0.001.

                 CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2000 AND 1999
                                  (Continued)

NOTE 8 - SUBSEQUENT EVENTS (Continued)
--------------------------------------

     On the closing date, October 18, 2000, Infotech became a wholly-owned subsidiary of the Company, with 49% shareholding directly held by the Company and 51% shareholding held by Virtual Edge Limited, a wholly owned subsidiary of the Company.

     On October 20, 2000, the Company adopted the 2000 Stock Option Plan that was approved by the written consent of a majority of shareholders and the Board of Directors. The purpose of the plan is to attract, motivate and retain directors, officers and key employees and consultants through the use of long-term incentives which are tied to shareholder value. The plan provides for a maximum of 3,000,000 shares of common stock awarded under the plan with an exercise price of $2.18 per share.

UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS

     On August 10, 2000 China World Trade Corporation (a development stage company) (the "Company") and Virtual Edge Limited ("VEL"), and Main Edge International Limited ("Main Edge") entered into a share exchange agreement that provides for the purchase of VEL by the Company from Main Edge. The following unaudited pro forma condensed combined financial statements are based on the September 30, 2000 historical financial statements of the Company and VEL contained elsewhere herein, giving effect to the transaction under the purchase method of accounting, with the Company treated as the acquiring entity for financial reporting purposes. The unaudited pro forma condensed combined statement of operations presents the results of operations of the Company, assuming the merger was completed on October 1, 1999.

     The unaudited pro forma condensed combined financial statements have been prepared by management of the Company and VEL based on the financial statements included elsewhere herein. The pro forma adjustments include certain assumptions and preliminary estimates as discussed in the accompanying notes and are subject to change. These pro forma statements may not be indicative of the results that actually would have occurred if the combination had been in effect on the dates indicated or which may be obtained in the future. These pro forma financial statements should be read in conjunction with the accompanying notes and the historical financial information of both the Company and VEL (including the notes thereto) included in this Form. See "FINANCIAL STATEMENTS."

                 UNAUDITED PRO FORMA STATEMENTS OF OPERATIONS
                 --------------------------------------------
                     FOR THE YEAR ENDED SEPTEMBER 30, 2000
                     -------------------------------------

                                                                                 China
                                                            Virtual              World                                 Pro Forma
                                                              Edge               Trade             Pro Forma           Combined
                                                            Limited           Corporation         Adjustments           Balance
                                                       ------------------  ------------------  -----------------   -----------------
Revenues:                                               $               -   $               -   $              -    $             -
---------

Operating Expenses:
------------------
General & Administrative                                        2,510,678             118,161                  -          2,628,839
                                                       ------------------  ------------------  -----------------   ----------------

     Net Income (Loss) from Operations                         (2,510,678)           (118,161)                 -         (2,628,839)

Other Income (Expense):
---------------------
Write-off of Goodwill                                          (1,749,107)                  -         (3,047,082)A       (4,796,189)
                                                       ------------------  ------------------  -----------------   ----------------

Minority Interest                                                 242,345                   -                  -            242,345

     Net Income (Loss) before Taxes                            (4,017,440)           (118,161)        (3,047,082)        (7,182,683)

Income Taxes                                                            -                   -                  -                  -
                                                       ------------------  ------------------  -----------------   ----------------

     Net Income (Loss)                                  $      (4,017,440)          $(118,161)  $     (3,047,082)   $    (7,182,683)
                                                       ==================  ==================  =================   ================

Loss per share                                          $           (1.61)  $           (0.01)                      $         (0.34)
                                                       ==================  ==================                      ================

Weighted average shares outstanding                             2,500,000          21,322,800                            21,322,800
                                                       ==================  ==================                      ================

                See accompanying notes to unaudited pro forma
                   condensed combined financial statements.

NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS
--------------------------------------------------------------------

(1)  General

     In the exchange, the Company issued 1,961,175 (approximately 75%) shares of the Company's common stock to Main Edge in exchange for 100% of the issued and outstanding shares of capital stock of VEL. The Company has not yet performed a detailed evaluation and appraisal of the fair market value of the net assets sold in order to allocate the purchase price among the assets sold. For purposes of preparing these pro forma financial statements, certain assumptions as set forth in the notes to the pro forma adjustments have been made in allocating the sales price to the net assets sold. As such, the pro forma adjustments discussed below are subject to change based on final appraisals and determination of the fair market value of the assets and liabilities of VEL.

(2)  Fiscal Year Ends

     The unaudited pro forma condensed combined statements of operations for the year ended September 30, 2000, include the Company's and VEL's operations on a common fiscal year. The financial statements of VEL have been conformed to the fiscal year ended September 30, 2000 by including the operating results of VEL for the six month period April 1, 2000 to September 30, 2000 and the six month period October 1, 1999 to March 31, 2000 and including such operating results for VEL for the twelve months ended September 30, 2000.

(3)  Pro Forma Adjustments

     The adjustments to the accompanying unaudited pro forma statements of operations as of September 30, 2000 are described below:

     (A) Write-off of purchased goodwill.