Form 10QSB
period 2000-12-31
CHINA WORLD TRADE CORP
filed 2001-02-20
CIK 1081834

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB


(Mark One)

 X  Quarterly report under section 13 or 15(d) of the Securities Exchange Act of
---
1934 for the quarterly period ended December 31, 2000.

_____ Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to __________.

Commission File No.:________

                         CHINA WORLD TRADE CORPORATION
                    (Name of small business in its charter)

Nevada                                                    87-0629754
(State or other Jurisdiction of Incorporation)            (IRS Employer Id. No.)

Jing An Center No. 8,
BEI San Huan East Road
Chaoyang District Beijing, The PRC

(Address of Principal Office)       (Zip Code)

Issuer's telephone number:          011-852-988-26818

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
               Yes  X     No_____
                  -----

Applicable only to issuers involved in bankruptcy proceedings during the past five years.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _______ No _______

Applicable only to corporate issuers.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At December 31, 2000, the following shares of common were outstanding: Common Stock, 23,822,800 shares.

Transitional Small Business Disclosure Format (Check one):
Yes _____      No  X
                 -----

PART I - FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three month period ended December 31, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS


                        INDEPENDENT ACCOUNTANT'S REPORT

China World Trade Corporation and Subsidiaries
(A Development Stage Company)

         We have reviewed the accompanying balance sheets of China World Trade Corporation and Subsidiaries (a development stage company) as of December 31, 2000 and September 30, 2000 and the related statements of operations and cash flows for the three month periods ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Salt Lake City, Utah
February 15, 2001

                CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                                 BALANCE SHEET

                                                                                December 31,       September 30,
                                                                             ---------------------------------------
                                                                                    2000                2000
                                                                             ------------------  ------------------
ASSETS

Current Assets
  Cash and cash equivalents                                                         $     1,406         $       479
  Rental deposits                                                                       258,299             258,299
  Other receivables                                                                         362                 362
                                                                             ------------------  ------------------
Total Current Assets                                                                    260,067             259,140

Fixed Assets

   Furniture and fixtures                                                                 2,848               2,848
   Less: Accumulated depreciation                                                        (1,566)             (1,424)
                                                                             ------------------  ------------------
Total Fixed Assets                                                                        1,282               1,424
                                                                             ------------------  ------------------

          Total Assets                                                              $   261,349         $   260,564
                                                                             ==================  ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accrued Liabilities                                                               $   256,331            $132,663
  Due to related parties                                                              1,957,104           1,922,492
                                                                             ------------------  ------------------

          Total Liabilities                                                           2,213,435           2,055,155
                                                                             ------------------  ------------------

Minority Interest                                                                       (52,888)             22,935
                                                                             ------------------  ------------------

Stockholders' Equity
Preferred stock (par value $0.001), 10,000,000 shares
  authorized, no shares issued at December 31,
  and September 30, 2000 and 1999                                                             -                   -
Common stock (par value $0.001), 50,000,000 shares
  authorized, 23,822,800 and 21,322,800 shares issued at
  December 31, and September 30, 2000                                                    23,823              21,323
Capital in excess of par value                                                        2,819,578           2,262,703
Deficit accumulated during development stage                                         (4,742,599)         (4,101,552)
                                                                             ------------------  ------------------

          Total Stockholders' Equity                                                 (1,899,198)         (1,817,526)
                                                                             ------------------  ------------------

          Total Liabilities and Stockholders' Equity                                $   261,349         $   260,564
                                                                             ==================  ==================

                See accompanying notes and accountants' report.

                CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                            STATEMENT OF OPERATIONS

                                                                                                      Cumulative
                                                                                                        Since
                                                                For the Three Months Ended           Inception of
                                                                       December 31,                  Development
                                                           --------------------------------------
                                                                 2000                1999               Stage
                                                           -----------------  ------------------  ------------------
                                                 Revenues   $              -   $               -   $               -
                                                           -----------------  ------------------  ------------------

                                                 Expenses

             Selling, general and administrative expenses            157,495                 244           1,221,009
                                                           -----------------  ------------------  ------------------

                                           Operating Loss           (157,495)               (244)         (1,221,009)

                                  Other income (expense):
                                   Write down of goodwill           (559,375)                  -          (3,606,457)

                                        Minority Interest             75,823                   -              84,867
                                                           -----------------  ------------------  ------------------

                                        Loss before taxes           (641,047)               (244)         (4,742,599)
                                             Income taxes                  -                   -                   -
                                                           -----------------  ------------------  ------------------

                                                 Net Loss   $       (641,047)  $            (244)  $      (4,742,599)
                                                           =================  ==================  ==================

                                  Basic per Share Amounts
                                        Net Income (Loss)   $          (0.03)  $               -
                                                           =================  ==================

                See accompanying notes and accountants' report.

                CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS

                                                                                                     Cumulative
                                                               For the Three Months Ended              Since
                                                                      December 31,                  Inception of
                                                          ------------------------------------      Development
                                                                2000                1999               Stage
                                                          ----------------   -----------------   -----------------
Cash Flows from Operating Activities:
  Cash paid to suppliers and employees                    $        (33,685)  $            (330)  $        (442,903)
                                                          ----------------   -----------------   -----------------
      Net cash used in operating activities                        (33,685)               (330)           (442,903)
                                                          ----------------   -----------------   -----------------

Cash Flows from Investing Activities:
  Investment in deferred development costs                               -                   -              (6,000)
                                                          ----------------   -----------------   -----------------
      Net cash used by investing activities                              -                   -              (6,000)
                                                          ----------------   -----------------   -----------------

Cash Flows from Financing Activities:
  Proceeds from common stock to be issued                                -                   -             323,100
  Proceeds from issuance of common stock                                 -                   -              10,479
  Proceeds from related party                                       34,612                   -              91,880
  Contributed capital from shareholders                                  -                   -              24,850
                                                          ----------------   -----------------   -----------------
      Net cash provided by financing activities                     34,612                   -             450,309
                                                          ----------------   -----------------   -----------------

Net change in cash and cash equivalents                                927                (330)              1,406
Cash and cash equivalents at beginning of year                         479               1,035                   -
                                                          ----------------   -----------------   -----------------
Cash and cash equivalents at end of year                  $          1,406   $             705   $           1,406
                                                          ================   =================   =================

Reconciliation of Net Loss to Net Cash
 Used in Operating Activities:
Net loss                                                          (641,047)               (244)         (4,742,599)
Adjustments used to reconcile net loss to Net cash used
in operating activities:
Depreciation                                                           142                   -                 196
Loss on Investments                                                      -                   -               6,000
Goodwill writedown                                                 559,375                   -           3,606,457
Increase in accounts payable & accrued expenses                    123,668                 (86)            699,144
Increase (Decrease) in accounts payable officers                         -                   -              16,200
Stock issued for services                                                -                   -              52,566
Stock issued for salaries                                                -                   -               4,000
Minority Interest                                                  (75,823)                  -             (84,867)
                                                          ----------------   -----------------   -----------------
Net cash used in operating activities                     $        (33,685)  $            (330)  $        (442,903)
                                                          ================   =================   =================

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
* In 1999 shareholder advances of $16,200 were converted to Capital in Excess of Par Value.
* On August 14, 2000, 15,689,400 shares of common stock were issued to acquire Virtual Edge Limited and 34,996,400 shares were canceled pursuant to a share exchange agreement.
* On October 18, 2000, 2,500,000 shares of common stock were issued to acquire 49% of Infotech Enterprises Limited pursuant to a share exchange agreement.

                See accompanying notes and accountants' report.

                CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999


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

Interim Reporting
-----------------

         The unaudited financial statements as of December 31, 2000 and for the three month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation
--------------------------------------

         The Company was incorporated under the laws of the state of Nevada on January 29, 1998 as Weston International Development Corporation. On July 28, 1998 the name of the Company was changed to Txon International Development Corporation. On August 14, 2000 the Company acquired 100% of Virtual Edge Limited (a British Virgin Islands Company) pursuant to a share exchange agreement. On September 15, 2000 the Company changed its name to China World Trade Corporation. The Company is in the development stage since January 29, 1998 (inception) and has not commenced planned principal operations.

Principles of Consolidation
---------------------------

         The consolidated financial statements include the accounts of China World Trade Corporation ("CWTC") and its wholly and majority owned subsidiaries:

* Virtual Edge Limited ("VEL"), a British Virgin Islands Company (100% owned by CWTC)
* Infotech Enterprises Limited ("Infotech"), a British Virgin Islands Company (49% owned by CWTC and 51% owned by VEL)
* Beijing World Trade Center Club ("BWTCC"), a People's Republic of China Company (75% owned by VEL)

         The results of subsidiaries acquired during the year are consolidated from their effective dates of acquisition.

         All significant inter-company accounts and transactions have been eliminated.

                CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                  (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (continued)
--------------------------------------------------------------------

Nature of Business
------------------

         The Company through its subsidiaries, intends to build a bilingual (Chinese and English) Business to Business Portal, and establish a club in Beijing to provide food and beverages, recreation, business center services, communication and information services, product exhibition services and trading brokerage services to its member.

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

Translation of Foreign Currency
-------------------------------

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

                CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                  (Continued)

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

         The reconciliations of the numerators and denominators of the basic EPS computations are as follows:

                CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                  (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (continued)
--------------------------------------------------------------------

Net Loss per Common Share (Continued)
-------------------------------------

                                                       For the three months ended December 31, 2000
                                                 --------------------------------------------------------
                                                                          Number
                                                                            of
                                                       Loss               Shares             Loss Per
                                                     (numerator)       (denominator)          Share
                                                 ------------------  ------------------ -----------------
         Loss to Common Shareholders             $       (641,047)          23,360,843  $           (0.03)
                                                 ================    =================  =================

                                                        For the three months ended December 31,1999
                                                 --------------------------------------------------------
                                                                          Number
                                                                            of
                                                       Loss               Shares             Loss Per
                                                    (numerator)       (denominator)           Share
                                                 ----------------    -----------------  -----------------
         Loss to Common Shareholders             $           (244)           3,138,600  $            0.00
                                                 ================    =================  =================

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

                CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                  (Continued)

NOTE 4 - COMMITMENTS
--------------------

         As of December 31, 2000 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

(a)    Names and relationships of related parties
       Existing relationships with the Company
       ---------------------------------------
       Mr. John H. W. Hui                               President and Director of the Company
       Mr. Steven K.F. Hui                              Close family member of a director of the Company
       Mr. Alfred Or                                    A director of a subsidiary
       Belford Enterprises Limited                      A company in which a  director of the  Company  has
                                                        beneficial interest
       Main Edge International Limited                  Major shareholder of the Company
       PRC Partner                                      PRC partner of a subsidiary

(b) As of December 31, 2000, the Company owes the following amounts to related parties:

                                                              December 31,
                                                                  2000
                                                              ------------
Mr. John H. W. Hui                                            $    274,888
Mr. Steven K.F. Hui                                                 54,082
Mr. Alfred Or                                                       96,644
Belford Enterprises Limited                                        799,275
Main Edge International Limited                                    695,977
PRC Partner                                                         36,238
                                                              ------------
                                                              $  1,957,104

The amounts due to related parties represent unsecured advances which are interest-free and repayable on demand.

                CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                  (Continued)

NOTE 6 - ACQUISITION OF SUBSIDIARIES
------------------------------------

         Pursuant to a Share Exchange Agreement entered into between the Company and Vast Opportunity Limited ("VOL"), VOL transferred its 49 shares of the common stock , par value $1 of Infotech to the Company in exchange for the issuance by the Company of 2,500,000 shares of its common stock with par value of $0.001.

         The transaction was completed on October 18, 2000 when Infotech became a wholly-owned subsidiary of the Company, with 49% shareholding directly held by the Company and 51% shareholding held by Virtual Edge Limited, a wholly owned subsidiary of the Company..

NOTE 7  - STOCK OPTIONS AND WARRANTS
------------------------------------

         On October 20, 2000, the 2000 Stock Option Plan was approved by the written consent of a majority of shareholders. The purpose of the plan is to attract, motivate and retain directors, officers and key employees and consultants through the use of long-term incentives which are tied to shareholder value. The plan provides for a maximum of 3,000,000 shares of common stock awarded under the plan. As of December 31, 2000, no options have been granted under the plan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the three-month periods ended December 31, 2000 and 1999; and the Form 10-KSB filed by the Company for the year ended September 30, 2000. Special Note Regarding Forward-Looking Statements: Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company or its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                         CHINA WORLD TRADE CORPORATION

OVERVIEW

         Pursuant to the Share Exchange Agreement dated as of August 10, 2000, by and among China World Trade Corporation (the "Company"), Virtual Edge Limited ("VEL"), and Main Edge International Limited ("Main Edge"), Main Edge transferred all of the issued and outstanding shares of the capital stock of VEL to the Company in exchange of 1,961,175 shares of the pre-split common stock of the Company, representing approximately 75% of the outstanding shares of the common stock of the Company. As a result of an 8-for-1 forward split that was effective on September 15, 2000, Main Edge holds 15,689,400 shares of the common stock of the Company.

RESULTS OF OPERATIONS

         The following table shows selected unaudited income statement data of the Company and its subsidiaries for the three-month periods ended December 31, 1999 and 2000. The data should be read in conjunction with the unaudited Financial Statements of the Company and related notes thereto.

                                              Three months ended December 31
                                                  1999               2000
Operating Revenue                                  --                  --

Operating Expenses
   General & Administrative expenses             (244)           (157,495)
                                              -------            --------

Loss from Operations                             (244)           (157,495)
Other Income (expense)                                           (559,375)
Minority Interest                                                  75,823
                                              -------            --------
Loss before taxes                                (244)           (641,047)

Net Loss                                         (244)           (641,047)

OPERATING REVENUE

          The Company is still in its development stage and there have not been any operating revenues since inception on January 29, 1998 to December 31, 2000. The objective of the Company is to provide a trade agency business linking companies in China with the rest of the world. The Company currently has two operating units: the Beijing World Trade Center Club ("BWTCC") and Infotech Enterprises Limited ("Infotech"). BWTCC will be engaged in the establishment of a business club located in Beijing, China. The club will provide food and beverages, recreation, business center services, communication and information services, product exhibitions services, and commercial and trading brokerage services. Infotech will build a bilingual, English and Chinese, business-to-business portal.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased by $157,251 to $157,495 for the three-month period ended December 31, 2000 from $244 for the corresponding period in 1999. The increase was mainly due to:

         i) Before acquiring Virtual Edge Limited in August 2000, the Company was in its development stage seeking good acquisition opportunities. Therefore, after the acquisition of Virtual Edge Limited, the financial statements of the Company reflect the operating results of its wholly owned subsidiary, Virtual Edge Limited.

                Travel, accommodation, and entertainment expenses were $58,000 for the three-month period ended December 31, 2000, compared to none for the same corresponding period in 1999 before the acquisition of Virtual Edge Limited. These expenses were mainly related to expenses spent on traveling in the PRC and North America for seeking business opportunities by executive officers.

         ii) Management fee increased by $42,500 for the three-month period ended December 31, 2000 from none for the same period in 1999. The management fee was payable to the officers of the Company for the three-month period ended December 31, 2000.

         iii) Legal fee increased by $21,700 for the three-month period ended December 31, 2000 from none for the corresponding period in 1999. This fee was spent on advices provided by legal counsel of the Company for the fulfillment of SEC requirements and other legal matters.

OTHER INCOME (EXPENSE)

         Other expense increased by $559,000 for the three-month period ended December 31, 2000 from none for the same period in 1999. This expense was the one-time accounting treatment for written down of goodwill as a result of the acquisition of 49% of Infotech in October 2000.

FINANCIAL INCOME/(EXPENSES), NET

         There was not any financial income or expenses since inception to December 31, 2000.

INCOME TAXES

         The Company is still at it development stage and did not generate any revenue nor income for period since inception to December 31, 2000. Thus, no income taxes were incurred for the reporting periods.

LIQUIDITY AND CAPITAL RESOURCES

         The Company will require additional funds in order to implement its business plan. These funds could take the form of equity or debt or a combination thereof. As of the date of this Report, the Company has not received any binding commitments for funding, and no assurance can be given that such funding will be available or if available, the terms and amounts thereof. In the absence of such funding, the Company will be unable to pursue its business objectives or take advantage of business opportunities.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   None

         (b) No reports on Form 8-K were filed by the Company for the quarter ended December 31, 2000.


                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CHINA WORLD TRADE CORPORATION

                                         By: /s/ JOHN H.W. HUI
                                                 -------------
                                                 John H.W. Hui, President

                                         Date:   February 16, 2001