Form 10QSB
period 2001-03-31
CHINA WORLD TRADE CORP
filed 2001-05-21
CIK 1081834

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-QSB



(Mark One)

__X_ Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

_____ Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to __________.

Commission File No.: ________

                       CHINA WORLD TRADE CORPORATION
                  (Name of small business in its charter)

Nevada                           87-0629754
-------------------------------------------------------------------------
(State or other Jurisdiction of Incorporation)    (IRS Employer Id. No.)

Jing An Center
No. 8 Bei San Huan Easr Road
Chaoyang District, Beijing
THE PRC 100028

(Address of Principal Office) (Zip Code)

Issuer's telephone number:    011-852-988-26818

Check  whether  the  issuer (1) filed all reports required to be  filed  by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.            Yes   X    No ______

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

Applicable only to corporate issuers.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 31, 2001 there were 23,822,800 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes _______ No  X

                                  PART I


ITEM 1.   FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three month period ended December 31, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                      INDEPENDENT ACCOUNTANT'S REPORT


China World Trade Corporation
(A Development Stage Company)


     We have reviewed the accompanying balance sheets of China World Trade Corporation (a development stage company) as of March 31, 2001 and September 30, 2000, and the related statements of operations for the three and six month periods ended March 31, 2001 and 2000, and cash flows for the six month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                                   Respectfully submitted



                                   /s/Robinson, Hill & Company
                                   Certified Public Accountants

Salt Lake City, Utah
May 17, 2001

                       CHINA WORLD TRADE CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                              BALANCE SHEETS

                                                    March 31,   September
                                                                    30,
                                                     2000          2001
                                                    --------    ----------

Current Assets
  Cash and cash equivalents                                $57         $479
  Rental deposits                                      258,299      258,299
  Other receivables                                        362          362
                                                       -------      -------
Total Current Assets                                   258,718      259,140
Fixed Assets
   Furniture and fixtures                                2,848        2,848
   Less: Accumulated depreciation                      (1,709)      (1,424)
                                                       -------      -------
Total Fixed Assets                                       1,139        1,424
                                                       -------      -------
       Total Assets                                   $259,857     $260,564
                                                     =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Accrued Liabilities                                 $248,037     $132,663
  Due to related parties                             2,048,824    1,922,492
                                                       -------      -------
          Total Liabilities                          2,296,861    2,055,155
                                                       -------      -------
Minority Interest                                    (126,808)       22,935
                                                       -------      -------

Stockholders' Equity
Preferred stock (par value $0.001), 10,000,000
shares
  authorized, no shares issued at
  March 31, 2001 and September 30, 2000                      -            -
Common stock (par value $0.001), 50,000,000 shares
  authorized, 23,822,800 and 21,322,800 shares
issued at
  March 31, 2001 and September 30, 2000                 23,823       21,323
Capital in excess of par value                       2,819,578    2,262,703
Deficit accumulated during development stage        (4,753,597)  (4,101,552)
                                                       -------      -------
        Total Stockholders' Equity                  (1,910,196)  (1,817,526)
                                                       -------      -------
       Total Liabilities and Stockholders' Equity     $259,857     $260,564
                                                     =========    =========
Equity


              See accompanying notes and accountants' report

                       CHINA WORLD TRADE CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF OPERATIONS


                                                                  Cumulative
                                                                     since
                                                                  January 29,
                                                                     1998
                      For the six months    For the six months   inception of
                             ended                 ended          development
                           March 31,             March 31,            stage
                           2001       2000    2001       2000
Revenues                  $           $       $          $             $
                                 -      -           -       -             -
Expenses
 Selling, general &
 administrative             84,919     30     242,414     274     1,305,928
 expenses                ---------  -------  ---------  -------  ----------
Operating Loss             (84,919)   (30)   (242,414)   (274)   (1,305,928)
                         ---------  -------  ---------  -------  -----------

Other income (expense):
Write down of goodwill           -      -    (559,375)       -   (3,606,457)
                         ---------  -------  ---------  -------  -----------

Minority Interest           74,044      -     149,867       -       158,911
                         ---------  -------  ---------  -------  -----------

Loss before taxes          (10,875)   (30)   (651,922)   (274)   (4,753,474)
Income taxes                     -      -           -       -             -
                         ---------  -------  ---------  -------  -----------
       Net Loss          $ (10,875)  $(30)  $(651,922)  $(274)  $(4,753,474)
                         =========  =======  =========  =======  ===========
Basic per Share Amounts
Net Income (Loss)            $0.00  $0.00   $   (0.03)  $0.00
                         =========  =======  =========  =======














               See accompanying notes and accountants' report

                       CHINA WORLD TRADE CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                          STATEMENT OF CASH FLOWS

                                                                 Cumulative
                                               For the Six         since
                                              Months Ended       January 29,
                                               March 31,            1998
                                                                 Inception of
                                                                  development
                                             ------------------ --------------
                                               2001      2000      stage
                                             --------- -------- --------------
Cash Flows from Operating Activities:
  Cash paid to suppliers and employees      $(126,754)  $(360)   $(535,972)
                                             --------- -------- --------------
      Net cash used in operating activities  (126,754)       -    (535,972)
                                             --------- -------- --------------
Cash Flows from Investing Activities:
  Investment in deferred development costs           -       -      (6,000)
                                             --------- -------- --------------
      Net cash used by investing activities          -       -      (6,000)
                                             --------- -------- --------------
Cash Flows from Financing Activities:
  Proceeds from common stock to be issued            -       -      323,100
  Proceeds from issuance of common stock             -       -       10,479
  Proceeds from related party                  126,332       -      183,600
  Contributed capital from shareholders              -       -       24,850
                                             --------- -------- --------------
  Net cash provided by financing activites     126,332              542,029
                                             --------- -------- --------------
Net change in cash and cash equivalents          (422)   (360)           57
Cash and cash equivalents at beginning of          479   1,035            -
Year                                         --------- -------- --------------
Cash and cash equivalents at end of year           $57    $675          $57
Reconciliation of Net Loss to Net Cash
 Used in Operating Activities:
Net loss                                     (651,922)   (274)  (4,753,474)
                                             ========= ======== ==============

Adjustments used to reconcile net loss to
Net cash used in operating activities:
Depreciation                                       286       -  340
Loss on Investments                                  -       -  6,000
Goodwill writedown                             559,375       -  3,606,457
Increase in accounts payable & accrued         115,374    (86)  690,850
expenses
Increase (Decrease) in accounts payable to           -       -  16,200
officers
Stock issued for services                            -       -  52,566
Stock issued for salaries                            -       -  4,000
Minority Interest                            (149,867)       -  (158,911)
                                             --------- -------- --------------

Net cash used in operating activities       $(126,754)  $(360)  $(535,972)
                                             ========= ======== ==============

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

 In 1999 shareholder advances of $16,200 were converted to
     Capital in Excess of Par Value.
On August 14, 2000, 15,689,400 shares of common stock were issued to acquire Virtual Edge Limited and 34, 996,400 shares were canceled pursuant to a share exchange agreement.
On October 18, 2000, 2,500,000 shares of common stock were issued to acquire 49% of Infotech Enterprises Limited pursuant to a share exchange agreement.
            See accompanying notes and accountants' report

              CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                       (A Development Stage Company)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

     This summary of accounting policies for China World Trade Corporation is presented to assist in understanding the Company' financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

INTERIM STATEMENTS

     The unaudited financial statements as of March 31, 2001 and 2000 for the three and six month periods then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of China World Trade Corporation ("CWTC") and its wholly-owned subsidiaries:

x     Virtual  Edge  Limited ("VEL"), a British Virgin Islands  Company
     (100% owned by CWTC)
x Infotech Enterprises Limited ("Infotech"), a British Virgin Islands Company (49% owned by CWTC and 51% owned by VEL)
x Beijing World Trade Center Club ("BWTCC"), a People's Republic of China Company (75% owned by VEL)

     The results of subsidiaries acquired during the year are consolidated from their effective dates of acquisition.

     All significant inter-company accounts and transactions have been eliminated.

              CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                       (A Development Stage Company)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

NATURE OF BUSINESS

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

              CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                       (A Development Stage Company)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

DEPRECIATION

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

     The Company has adopted the Financial Accounting Standards Board SFAS No., 121, "Accounting for the Impairment of Long-lived Assets." SFAS No. 121 addresses the accounting for (i) impairment of long-lived assets, certain identified intangibles and goodwill related to assets to be held and used, and (ii) long-live lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the used of the asset and its eventual disposition (un-discounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.

NET LOSS PER COMMON SHARE

     There are no dilutive potential common stock equivalents for 2001 and 2000 and are thus not considered.

     The reconciliations of the numerators and denominators of the basic EPS computations are as follows:


              CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                       (A Development Stage Company)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER COMMON SHARE (CONTINUED)



                                         Loss         Shares      Per-Share
                                      (Numerator)  (Denominator)    Amount

                                For the three months ended March 31, 2001
                                -----------------------------------------
Basic Loss per Share
Loss to common shareholders             $(10,875)    23,822,800       $0.00
                                         ========    ==========     ========
                                For the six months ended March 31, 2001
                                -----------------------------------------
Basic Loss per Share
Loss to common shareholders             $(651,922)   23,587,993      $(0.03)
                                         ========    ==========     ========
                                For the three months ended March 31, 2000
                                -----------------------------------------
Basic Loss per Share
Loss to common shareholders             $     (30)    3,138,000       $0.00
                                         ========    ==========     ========

                                For the six months ended March 31, 2000
                                -----------------------------------------
Basic Loss per Share
Loss to common shareholders             $(274)        3,138,000       $0.00
                                         ========    ==========     ========

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

              CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                       (A Development Stage Company)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                (Continued)


NOTE 4 - COMMITMENTS

     As of March 31, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - RELATED PARTY TRANSACTIONS

(a)  Names and relationship of related parties
     EXISTING RELATIONSHIPS WITH THE COMPANY
     Mr. John H. W. Hui           President and Director of the
                                  Company
     Mr. Steven K. F. Hui         Close family member of a director of the
                                  Company
     Mr. Alfred Or                A director of a subsidiary
     Belford Enterprises Limited  A company in which a director of
                                  The Company has beneficial interest
     Main Edge International
     Limited                      Major shareholder of the Company

     PRC Partner                  PRC partner of a subsidiary

(b) As of March 31, 2001, the Company owes the following amounts to related parties:

                                 March 31,
                                   2001
                                  ------

Mr. John H. W. Hui                $342,078
Mr. Steven K.F. Hui                 54,082
Mr. Alfred Or                      116,645
Belford Enterprises Limited        799,275
Main Edge International Limited    695,977
PRC Partner                         40,767
                                -----------
                                $2,048,824

The amounts due to related parties represent unsecured advances which are interest-free and repayable on demand.

              CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                       (A Development Stage Company)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                (Continued)


NOTE 6 - ACQUISITION OF SUBSIDIARIES

     Pursuant to a Share Exchange Agreement entered into between the Company and Vast Opportunity Limited ("VOL"), VOL transferred its 49 shares of the common stock, par value $1 of Infotech to the Company in exchange for the issuance by the Company of 2,500,000 shares of its common stock with par value of $0.001.

     The transaction was completed on October 18, 2000 when Infotech became a wholly-owned subsidiary of the Company, with 49% shareholding directly held by the Company and 51% shareholding held by Virtual Edge Limited, a wholly owned subsidiary of the Company.

NOTE 7  - STOCK OPTIONS AND WARRANTS

     On October 20, 2000, the 2000 Stock Option Plan was approved by the written consent of a majority of shareholders. The purpose of the plan is to attract, motivate and retain directors, officers and key employees and consultants through the use of long-term incentives which are tied to shareholder value. The plan provides for a maximum of 3,000,000 shares of common stock awarded under the plan. As of March 31, 2001 no options have been granted under the plan

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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


OVERVIEW

Pursuant to the Share Exchange Agreement dated as of August 10, 2000, by and among China World Trade Corporation (the "Company"), Virtual Edge Limited ("VEL"), and Main Edge International Limited ("Main Edge"), Main Edge transferred all of the issued and outstanding shares of the capital stock of VEL to the Company in exchange of 1,961,175 shares of the pre-split common stock of the Company, representing approximately 75% of the outstanding shares of the common stock of the Company. As a result of an 8-for-1forward split that was effective on 15{th} September 2000, Main Edge holds 15,689,400 shares of the common stock of the Company.


RESULTS OF OPERATIONS

The following table shows the selected audited and unaudited condensed consolidation income statement data of the Company and its subsidiaries for the three-month period and six-month period ended March 31, 2000 and 2001. The data should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and related notes thereto.



                                 THREE-MONTHS PERIOD ENDED        Six-month
                                         March 31                  period
                                                                    ended
                                                                  MARCH 31
                                              2000   2001   2000    2001
Operating Revenue                               --       --    --        --
Operating Expenses
 General & Administrative expenses            (30) (84,919) (274) (242,414)
Loss from Operations                          (30) (84,919) (274) (242,414)
Write down of goodwill                           -        -     - (559,375)
Minority Interest
                                                 -   74,044     -   149,867
                                              ------ ------- ----- --------
Net Income (Loss)                             (30) (10,875) (274) (651,922)


OPERATING REVENUE

The Company is still in its development stage and there were not any operating revenue since inception on January 29, 1998 to March 31, 2001. The objective of the Company is to provide a trade  agency business  linking  companies in China and the rest
of  the  world.   The Company  currently  has  two operating arms,
namely  the  Beijing  World  Trade Center  Club  ("BWTCC")  and
Infotech Enterprises Limited ("Infotech"). BWTCC will be engaged in the establishment of a business club located in Beijing, the PRC.
The club will provide food and beverages, recreation, business center services, communication and information services, products exhibitions
services,  and  commercial and trading brokerage  services.   Infotech
will   build a bilingual,   English   and  Chinese,  business-to-
business portal.

Three-Month Period Ended March 31, 2001 Compared to Three-Month Period Ended March 31, 2000

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses increased by $84,889 to $84,919 for The three-month period ended March 31, 2001 from $30 for the corresponding period in year 2000. The increase was mainly due to:

     i. Before acquiring Virtual Edge Limited in August 2000, the Company was in its development stage seeking good acquisition opportunities. Therefore, after the acquisition of Virtual Edge Limited, the financial statements of the Company reflect the operating results of its wholly owned subsidiary, Virtual Edge Limited.

     ii. Management Fee increased by $42,500 for the three-month period ended March 31, 2001 from none for the same period in 2000. The management fee was payable to the officers of the company for the three-month period ended March 31, 2000.

     iii. Legal fee increased by $14,120 for the three-month period ended March 31, 2001 from none for the corresponding period in 2000. This fee was spent on advices provided by legal counsel of the Company for the fulfillment of SEC requirements and other legal matters.

FINANCIAL INCOME/(EXPENSES), NET

There was not any financial income or expenses since inception to March 31, 2001.

INCOME TAXES

The Company is still at it development stage and did not generate any revenue nor income for period since inception to March 31, 2001. Thus, no income taxes incurred for the reporting periods.


LIQUIDITY AND CAPITAL RESOURCES

There has been no other significant change in financial condition and liquidity since the fiscal year ended September 31, 2000. Management believes that the level of financial resources is a significant factor for the future development of the Company and accordingly may choose at any time to raise capital through debt or equity financing to strengthen its financial position, facilitate growth and provide the Company with additional flexibility to take advantage of business opportunities.

Six-Month Period Ended  March 31, 2001 Compared to   Six-Month Period Ended
March 31, 2000

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by $242,140 to $242,414 for the six-month period ended March 31, 2001 from $274 for the corresponding period in year 2000. The increase was mainly due to:

           i) Before acquiring Virtual Edge Limited in August 2000, the Company was in its development stage seeking good acquisition opportunities. Therefore, after the acquisition of Virtual Edge Limited, the financial statements of the Company reflect the operating results of its wholly owned subsidiary, Virtual Edge Limited.

           ii) Management Fee increased by $85,000 for the six-month period ended March 31, 2001 from none for the same period in 2000. The management fee was payable to the officers of the company for the three-month period ended March 31, 2000.

          iii) Legal fee increased by $35,820 for the three-month period ended March 31, 2001 from none for the corresponding period in 2000. This fee was spent on advices provided by legal
                counsel  of the  Company  for  the  fulfillment  of   SEC
                requirements and other legal matters.

FINANCIAL INCOME/(EXPENSES), NET

There  was  not  any  financial  income  or expenses since inception to March
31, 2001.


INCOME TAXES

The Company is still at it development stage and did not generate any revenue nor income for period since inception to March 31, 2001. Thus, no income taxes incurred for the reporting periods.

                        PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  None

     (b) No reports on Form 8-K were filed by the Company for the quarter ended March 31, 2001.

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              CHINA WORLD TRADE CORPORATION

                                              BY: /s/      John H.W. Hui
                                                 -------------------------
                                                  John H.W. Hui, President

Date: May 17, 2001