Form 10QSB
period 2001-06-30
CHINA WORLD TRADE CORP
filed 2001-08-27
CIK 1081834

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-QSB



(Mark One)

__X_ Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

_____ Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to __________.

Commission File No.: ________

                       CHINA WORLD TRADE CORPORATION
                  (Name of small business in its charter)

                   Nevada                                87-0629754
 ----------------------------------------------   ------------------------
 (State or other Jurisdiction of Incorporation)    (IRS Employer Id. No.)

Jing An Center
No. 8 Bei San Huan East Road
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

                         Yes _______ No _______



Applicable only to corporate issuers.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At June 30, 2001 there were 23,822,800 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes _______ No  X

                                  PART I


ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements of registrant for the three month period
ended June 30,  2001,  follow.   The  financial  statements reflect all
adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      INDEPENDENT ACCOUNTANT'S REPORT


China World Trade Corporation
(A Development Stage Company)


     We have reviewed the accompanying balance sheets of China World Trade Corporation (a development stage company) as of June 30, 2001 and September 30, 2000, and the related statements of operations for the three and nine month periods ended June 30, 2001 and 2000, and cash flows for the nine month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                   Respectfully submitted




                                   /s/Robinson, Hill & Company
                                   ----------------------------
                                   Certified Public Accountants

Salt Lake City, Utah
August 17, 2001

                        CHINA WORLD TRADE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS


                                                      June 30,  September 30,
                                                        2001       2000
                                                       -------   --------
Current Assets
  Cash and cash equivalents                                 $ 54       $479
  Rental deposits                                        258,299    258,299
  Other receivables                                          362        362
                                                         -------    -------
Total Current Assets                                     258,715    259,140
Fixed Assets   Furniture and fixtures                      2,848      2,848
   Less: Accumulated depreciation                         (1,851)    (1,424)
                                                         -------    -------
Total Fixed Assets                                           997      1,424
                                                         -------    -------
        Total Assets                                   $ 259,712   $260,564
                                                         =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Accrued Liabilities                                $ 1,107,758   $132,663
  Notes Payable                                           62,703         -
  Due to related parties                               1,341,017  1,922,492
                                                       ---------  ---------
          Total Liabilities                            2,511,478  2,055,155
                                                       ---------  ---------
Minority Interest                                       (141,628)    22,935
                                                       ---------  ---------
Stockholders' Equity
Preferred stock (par value $0.001), 10,000,000 shares
  authorized, no shares issued at
  June 30, 2001 and September 30, 2000                         -         -
Common stock (par value $0.001), 50,000,000 shares
  authorized, 23,822,800 and 21,322,800 shares issued
  at June 30, 2001 and September 30, 2000                 23,823     21,323
Capital in excess of par value                         2,819,454  2,262,703
Deficit accumulated during development stage          (4,953,415)(4,101,552)
                                                        --------- ---------

          Total Stockholders' Equity                  (2,110,138)(1,817,526)
          Total Liabilities and Stockholders' Equity   $ 259,712   $260,564
                                                        ========= =========




                See accompanying notes and accountants' report

                        CHINA WORLD TRADE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF OPERATIONS
                        -----------------------------








                                                                              Cumulative
                                                                                since
                                                                              January 29,
                                                                                1998
                        For the three months ended   For the nine months ended  inception of
                               ended June 30,               ended June 30,       development
                             2001         2000           2001          2000        stage
                        --------------------------   -------------------------  ------------
Revenues                $     -         $        -     $       -   $         -   $         -
                        ----------    ------------   -----------  ------------  ------------

Expenses
   Selling, general &
   Administrative expenses 212,058           4,033        54,472         4,307     1,517,986
                           -------           -----        ------         -----     ---------

Operating Loss            (212,058)         (4,033)     (454,472)       (4,307)   (1,517,986)
                           -------           -----       -------         -----     ---------
Other income
(expense):
   Interest                (2,703)               -        (2,703)            -        (2,703)
   Write down of goodwill       -                -      (559,375)            -    (3,606,457)
                            -----            -----       -------         -----     ---------
Minority Interest          14,820                -       164,687             -       173,731
                           ------            -----       -------         -----       -------

Loss before taxes        (199,941)          (4,033)     (851,863)       (4,307)   (4,953,415)
Income taxes                    -                -             -             -             -
                          -------            -----       -------         -----     ---------
       Net Loss         $(199,941)      $   (4,033)    $(851,863)  $    (4,307)  $(4,953,415)
                          =======            =====       =======         =====     =========
Basic per Share Amounts
Net Income (Loss)       $   (0.01)      $     0.00     $   (0.04)  $      0.00
                          =======            =====       =======         =====     =========


               See accompanying notes and accountants' report

                        CHINA WORLD TRADE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS

                                                                           Cumulative
                                                                             since
                                                      For the Nine      January 29, 1998
                                                       Months Ended        inception
                                                        June 30,               of
                                                                          development
                                                 --------------------        stage
                                                   2001        2000
                                                 ---------  ---------   ------------
Cash Flows from Operating Activities:
  Cash paid to suppliers and employees           $(209,539) $   (393)     $(618,757)
                                                   -------       ---        -------
Net cash used in operating activities             (209,539)        -       (618,757)
                                                   -------       ---        -------

Cash Flows from Investing Activities:
  Investment in deferred development costs               -         -         (6,000)
                                                   -------       ---        -------
      Net cash used by investing activities              -         -         (6,000)
                                                   -------       ---        -------
Cash Flows from Financing Activities:
  Proceeds from common stock to be issued                -         -        323,100
  Proceeds from issuance of common stock                 -         -         10,479
  Proceeds from related party                      209,114         -        266,382
  Contributed capital from shareholders                  -         -         24,850
                                                   -------        ---       -------
      Net cash provided by financing activities    209,114                  624,811
                                                   -------        ---       -------

Net change in cash and cash equivalents              (425)       (393)           54
Cash and cash equivalents at beginning of Year        479       1,035             -
                                                      ---       -----           ---
Cash and cash equivalents at end of year         $     54   $     642     $      54
                                                      ===       =====           ===

Reconciliation of Net Loss to Net Cash
 Used in Operating Activities:
Net loss                                         (851,863)     (4,307)   (4,953,415)
Adjustments used to reconcile net loss to Net
cash used in operating activities:
Depreciation                                          427           -           481





                                                                           Cumulative
                                                                             since
                                                      For the Nine      January 29, 1998
                                                       Months Ended        inception
                                                        June 30,               of
                                                                          development
                                                 --------------------        stage
                                                   2001        2000
                                                 ---------  ---------   ------------
Cash Flows from operating Activities:
 Cash paid to suppliers and employess            $(209,539) $    (393)     $(618,757)
                                                   -------        ---        -------
  Net cash used in operating activites            (209,539)      (393)      (618,757)
                                                   -------        ---        -------
Loss on Investments                                      -          -          6,000
Goodwill writedown                                 559,375          -      3,606,457
Increase in accounts payable & accrued expenses    184,506        (86)       759,982
Increase in notes payable                           62,703          -         62,703
Increase (Decrease) in accounts payable to officers      -          -         16,200
Stock issued for services                                -      4,000         52,566
Stock issued for salaries                                -          -          4,000
Minority Interest                                 (164,687)         -       (173,731)
                                                   -------      -----        -------
Net cash used in operating activities            $(209,539) $    (393)     $(618,757)

                                                   =======      =====        =======
 -----------------------------------------------------------------------------------

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

S In 1999 shareholder advances of $16,200 were converted to Capital in Excess of Par Value.
S On August 14, 2000, 15,689,400 shares of common stock were issued to acquire Virtual Edge Limited and 34, 996,400 shares were canceled pursuant to a share exchange agreement.
S On October 18, 2000, 2,500,000 shares of common stock were issued to acquire 49% of Infotech Enterprises Limited pursuant to a share exchange agreement.

           See accompanying notes and accountants' report

                CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                        (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2001 AND 2000

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

INTERIM STATEMENTS
------------------

     The unaudited financial statements as of June 30, 2001 and 2000 for The three and nine month periods then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations
for the nine months.   Operating results for interim periods are not
necessarily indicative of the results which can be expected for full years.

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

PRINCIPLES OF CONSOLIDATION
---------------------------
     The consolidated financial statements include the accounts of China World Trade Corporation ("CWTC") and its wholly-owned subsidiaries:
$ Virtual Edge Limited ("VEL"), a British Virgin Islands Company (100% owned by CWTC)
$ Infotech Enterprises Limited ("Infotech"), a British Virgin Islands Company (49% owned by CWTC and 51% owned by VEL)
$ Beijing World Trade Center Club ("BWTCC"), a People's Republic of China Company (75% owned by VEL)

     The results of subsidiaries acquired during the year are consolidated from their effective dates of acquisition.

     All significant inter-company accounts and transactions have been eliminated.

                CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                        (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
-------------------------------------------------------------------

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

TRANSLATION OF FOREIGN CURRRENCY

     The Companies functional currencies include U.S. Dollars and Chinese Renminbi. All balance sheet accounts of foreign operations are translated into U.S. dollars at the year-end rate of exchange and statement of operations items are translated at the weighted average exchange rates for the year. The resulting translation adjustments are made directly to a separate component of the stockholders' equity. Gains or losses from other foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the Statements of perations.

CONCENTRATION OF CREDIT RISK
----------------------------

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

                CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                        (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
-------------------------------------------------------------------

DEPRECIATION
------------

     Property, plant and equipment, are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

                                        Furniture & Fixtures 5-10 years
                                        Equipment 5-  7 years

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

     The reconciliations of the numerators and denominators of the basic EPS computations are as follows:

                CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                        (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
-------------------------------------------------------------------

NET LOSS PER COMMON SHARE (CONTINUED)

                           Loss          Shares      Per-Share
                       (Numerator)  (Denominator)      Amount
                       -----------  -------------  --------------

                        For the three months ended June 30, 2001
                       ------------------------------------------
BASIC LOSS PER SHARE
Loss to common
Shareholders             $(199,941)    23,822,800     $   0.01
                           =======     ==========         ====

                        For the nine months ended June 30, 2001
                       ------------------------------------------
BASIC LOSS PER SHARE
Loss to common
Shareholders             $(851,863)    23,822,800     $  (0.04)
                           =======     ==========         ====

                        For the three months ended June 30, 2000
                       ------------------------------------------

BASIC LOSS PER SHARE
Loss to common
Shareholders             $ (4,033)       1,186,813    $   0.00


                        For the nine months ended June 30, 2000
                       ------------------------------------------

BASIC LOSS PER SHARE
Loss to common
shareholders             $ (4,307)         918,704    $   0.00

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

                CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                        (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (Continued)


NOTE 4 - COMMITMENTS
--------------------

     As of June 30, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - DEMAND NOTE
--------------------

     On February 15, 2001 the Company entered into a promissory note with a third party in the amount of 60,000 with a 12% annual interest rate and is due upon demand. As of June 30, 2001 accrued principal and interest outstanding is 62,703.

NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------

(a)  Names and relationship of related parties
     EXISTING RELATIONSHIPS WITH THE COMPANY
     -----------------------------------------
     Mr. John H. W. Hui                President and Director of the Company
     Mr. Steven K. F. Hui              Close family member of a director of
                                       The Company
     Mr. Alfred Or                     A director of a subsidiary
     Belford Enterprises Limited       A company in which a director of the
                                       Company has beneficial interest
     Main Edge International Limited   Major shareholder of the Company
     PRC Partner                       PRC partner of a subsidiary

(b) As of June 30, 2001, the Company owes the following amounts to related parties:

                                 June 30,
                                   2001
                                 ---------
Mr. John H. W. Hui                $404,860
Mr. Steven K.F. Hui                 54,082
Mr. Alfred Or                      136,645
Belford Enterprises Limited          8,686
Main Edge International Limited    695,977
PRC Partner                         40,767
                                 ---------
                                $1,341,017
                                 =========

The amounts due to related parties represent unsecured advances which are interest-free and repayable on demand.

                CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                        (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (Continued)


NOTE 7 - ACQUISITION OF SUBSIDIARIES
------------------------------------

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

NOTE 8  - STOCK OPTIONS AND WARRANTS
------------------------------------

     On October 20, 2000, the 2000 Stock Option Plan was approved by the written consent of a majority of shareholders. The purpose of the plan is to attract, motivate and retain directors, officers and key employees and consultants through the use of long-term incentives which are tied to shareholder value. The plan provides for a maximum of 3,000,000 shares of common stock awarded under the plan. As of June 30, 2001 no options have been granted under the plan

                       China World Trade Corporation


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the three-month periods ended
June 30, 2001 and June 30, 2000, and for the nine months ended June 30, 2001 and June 30, 2000; and the Form 10-KSB filed by the Company for the year ended September 30, 2000. Special Note Regarding Forward-Looking
Statements: Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company or its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements.
The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


OVERVIEW
--------
     Pursuant to the Share Exchange Agreement dated as of August 10, 2000,by and among China World Trade Corporation (the "Company"), Virtual Edge Limited ("VEL"), and Main Edge International Limited ("Main Edge"), Main Edge transferred all of the issued and outstanding shares of the capital stock of VEL to the Company in exchange of 1,961,175 shares of the pre- split common stock of the Company, representing approximately 75% of the outstanding shares of the common stock of the Company. As a result of an 8-for-1forward split that was effective on 15{th} September 2000, Main Edge holds 15,689,400 shares of the common stock of the Company.

RESULTS OF OPERATIONS
--------------------
     The following table shows the selected audited and unaudited Condensed consolidation income statement data of the Company and its subsidiaries for the three-month period and nine-month period ended June 30, 2000 and 2001. The data should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and related notes thereto.



(In US$ 000)                          Three-months period ended  Six-month period ended
                                              June 30                     June 30
                                         2000        2001            2000          2001
                                       -------------------------  ----------------------
Operating Revenue                           -           -               -             -

Operating Expenses
 General & Administrative                  (4)       (212)             (4)         (454)
                                         -----       -----            ----          ----
expenses
Loss from Operations                       (4)       (212)             (4)         (454)
Other Income (Expenses)
   Interest                                 -          (3)              -            (3)
   Write down of Goodwill                   -           -               -          (559)
Minority Interest                           -          15               -           164
                                         -----       -----            ----          ----

Net Loss                                   (4)       (200)             (4)         (852)

    OPERATING REVENUE
     -----------------
     The Company is still in its development stage and there were not Any operating revenue since inception on February 18, 1999 to June 30, 2001.

     The Company aims to provide trade agency business linking companies in China and the rest of the world. The Company currently has two operating arms, namely the Beijing World Trade Center Club ("BWTCC") and Infotech Enterprises Limited ("Infotech"). BWTCC will be engaged in the establishment of a business club located in Beijing, the PRC. The club will provide food and beverages, recreation, business center services, communication and information services, products exhibitions services, and commercial and trading brokerage services. Infotech will build a bilingual, English and Chinese, business-to-business portal.

     The Company anticipates forming alliances with local business associates to continue to build business centers and clubs in major cities of the PRC. The Company has initially targeted several major cities to establish the business centers and clubs, including uangzhou, Shenzhen, and Xian.


     Three-Month Period Ended June 30, 2001 Compared to Three-Month Period Ended June 30, 2000

     GENERAL AND ADMINISTRATIVE EXPENSES
     -----------------------------------
     General and administrative expenses increased by $208,000 to $212,000 for the three-month period ended June 30, 2001 from $4,000 for the corresponding period in year 2000. The increase was mainly due to:
     i) Before acquiring Virtual Edge Limited in August 2000, the Company was in its development stage seeking good acquisition opportunities. Therefore, after the acquisition of Virtual Edge Limited, the financial statements of the Company reflect The operating results of its wholly owned subsidiary, Virtual Edge Limited.

     ii) Management Fee increased by $42,500 For the three-month period ended June 30, 2001 from none for the same period in 2000. The management fee was payable to the officers of the company for the three-month period ended June 30, 2001.

     iii) Legal fee increased by $27,040 for the three-month period ended June 30, 2001 from none for the corresponding period in 2000. This fee was spent on advices provided by legal counsel of the Company for the fulfillment of SEC
          Requirements and other legal matters.


     FINANCIAL INCOME/(EXPENSES), NET
     --------------------------------
     There was not any financial income or expenses since inception to June 30, 2001.


     INCOME TAXES
     ------------
     The Company is still at it development stage and did not generate any revenue nor income for period since inception to June 30, 2001. Thus, no income taxes incurred for the reporting periods.


     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------
     The Company underwent a capital restructuring in May 2000 in which long-term debt was reduced in the amount of $2.5 million by new issuance of share capital of the Company in the same amount.

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


     Nine-Month Period Ended June 30, 2001 Compared to Nine-Month Period Ended June 30, 2000

     GENERAL AND ADMINISTRATIVE EXPENSES
     -----------------------------------
     General and administrative expenses increased by $450,000 to $454,000 for the nine-month period ended June 30, 2001 from $4,000 for the corresponding period in year 2000. The decrease was mainly due to:

     i) Before acquiring Virtual Edge Limited in August 2000, the Company was in its development stage seeking good acquisition opportunities. Therefore, after the acquisition of Virtual Edge Limited, the financial statements of the Company reflect the operating results of its wholly owned subsidiary, Virtual Edge Limited.

     ii) Management Fee increased by $127,500 For the nine-month period ended June 30, 2001 from none for the same period in 2000. The management fee was payable to the officers of the company for the three-month period ended June 30, 2001.

     iii) Legal fee increased by $62,860 for the nine-month period ended June 30, 2001 from none for the corresponding period in 2000. This fee was spent on advices provided by legal counsel of the Company for the fulfillment of SEC requirements and other legal matters.


     FINANCIAL INCOME/(EXPENSES), NET
     --------------------------------
     There was not any financial income or expenses since inception to June 30, 2001.


     INCOME TAXES
     ------------
     The Company is still at it development stage and did not generate any revenue nor income for period since inception to June 30, 2001. Thus, no income taxes incurred for the reporting periods.


                        PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  None

     (b) No reports on Form 8-K were filed by the Company for the quarter ended June 30, 2001.





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

Date: August21, 2001