Form 10KSB
period 2001-09-30
CHINA WORLD TRADE CORP
filed 2002-02-11
CIK 1081834

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549



                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended September 30, 2001
                                            ------------------

OR

|_|      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT OF 1934. For the transition period from             To
                                                     ------------   ------------

                           Commission file Number   000-26119
                                                  -----------------

                          CHINA WORLD TRADE CORPORATION
                          -----------------------------
                 (Name of Small Business Issuer in Its Charter)



                   Nevada                                 87-0629754
---------------------------------------------- ---------------------------------
(State or other Jurisdiction of Incorporation) (IRS Employer Identification No.)


4th Floor, Goldlion Digital Network Center
        138 Tiyu Road East, Tianhe
            Guangzhon, The PRC                                510620
-------------------------------------------         ----------------------------
  (Address of Principal Executive Offices)                   (Zip Code)


                               011-8620-3878-0286
                               ------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                  Name of Each Exchange
              Title of Each Class                  on Which Registered

-------------------------------------     --------------------------------------
-------------------------------------     --------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.001
                          -----------------------------
                                (Title of Class)


                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes      X            No
    --------------        ---------------

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-SKB. |X|

         State issuer's revenue for its most recent fiscal year        $0
                                                                ----------------

         State the aggregate market value of the voting and non-voting common equity held by no-affiliates computed by reference to the price at which the common equity as sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act.). 5,830,700

         Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes                   No       X
    ---------------      -------------------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of January 30, 2002 there were 29,051,520 shares of common stock issued and outstanding

         Transitional Small Business Disclosure Format (check one):
Yes                   No       X
    ----------------    ---------------

                          CHINA WORLD TRADE CORPORATION
                                   FORM 10-KSB
                                      INDEX

                                                                                                               Page
                                     PART I

Item 1.           Description of Business.......................................................................2

Item 2.           Description of Property.......................................................................10

Item 3.           Legal Proceedings.............................................................................10

Item 4.           Submission of Matters of a Vote of Security Holders...........................................11

                                     PART II

Item 5.           Market for Common Equity and Related
                  Stockholder Matters...........................................................................11

Item 6.           Management's Discussion and Analysis of Plan
                  of Operations.................................................................................12

Item 7.           Financial Statements..........................................................................14

Item 8.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure...........................................................14

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.............................................14

Item 10.          Executive Compensation........................................................................16

Item 11.          Security Ownership of Certain Beneficial Owners and Management................................17

Item 12.          Certain Relationships and Related Transactions................................................18

Item 13.          Exhibits, List and Reports on Form 8-K........................................................19

Signatures        ..............................................................................................20

Financial Statements...........................................................................................F-1

                                     PART I


ITEM 1.  Description of Business.

         When used in this Form 10-KSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB.

Company History

         China World Trade Corporation, ("CWTC" or the "Company) was incorporated in the State of Nevada on January 29, 1998 under the name Txon International Development Corporation to engage in any lawful corporate undertaking, including, but not limited to construction and development services for corporate global expansion.

            On August 10, 2001, pursuant to a Share Exchange Agreement by and among Main Edge International Limited, a British Virgin Islands corporation ("Main Edge") Virtual Edge Limited, a British Virgin Islands corporation and wholly owned subsidiary of Main Edge ("Virtual Edge"), Richard Ford, Jeanie Hildebrand and Gary Lewis, on August 14, 2001, we acquired from Main Edge all of the shares of Virtual Edge (the "Acquisition") in exchange for an aggregate of one million nine hundred sixty one thousand, one hundred and seventy five (1,961,175) shares of our common stock which shares equal 75.16% of our issued and outstanding shares after giving effect to the Acquisition. On September 15, 2001 we effectuated an 8:1 forward split, as a result Main Edge currently holds 15,689,400 shares of our common stock which shares equal 75.16% of our issued and outstanding shares.

         We filed a report on Form 8-K with the Securities and Exchange Commission on August 23, 2000 reporting the Acquisition. On September 25, 2000 we changed our name to China World Trade Corporation.

         Since the acquisition we have continued the operations of Virtual Edge which has been in the development stage since inception and has very limited operations to date due to a lack of capital. Virtual Edge is considered to be our predecessor.

         Our objective is to broker deals between China and other communities with the objective of promoting cross-border trade and commerce through the use of state-of-the-art information technology. (see "General Business Plan"). We plan to achieve its objective by creating an Internet portal to serve foreign and Chinese small to medium sized businesses and by providing a physical venue for executives to meet and network.

         We will attempt to negotiate business opportunities through our subsidiaries, Infotech Enterprises Ltd., Guangzhou World Trade Center Club and Beijing World Trade Center Club. No assurances, however, can be given that we will be successful in its endeavors. We have no significant assets and believe that we will be able to provide marketable services based solely on the skill, experience and contacts of the individuals who are affiliated with us. See "Directors and Executive Officers, Promoters and Control Person".

         Our executive office is located at 4th Floor, Goldlion Digital Network Center, 138 Tiyu Road East, Tianhe, Guangzhou, The PRC 510620.

         Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this Annual Report, unless otherwise specified, all dollar amounts are expressed in United States Dollars.

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

         On October 18, 2000, pursuant to a Share Exchange Agreement, with Vast Opportunity Limited, we acquired the remaining interest in Infortech.

         On November 10, 2001, Virtual Edge Limited signed an agreement with Guangzhou City International Exhibition Co., Ltd. pursuant to which a co-operative joint venture company, Guangzhou World Trade Center Club ("GWTCC") was formed to operate in Guangzhou, the PRC to provide services including food and beverages, recreation, business center, communication and information, products exhibitions, as well as commercial and trading brokerage services to its members. Virtual Edge will share 75% profit from the operation of GWTCC. Located at Goldlion Digital Network Center in Guangzhou, GWTCC had its grand opening on January 28, 2002.

General Business Plan

         Our plan is to build what we believe is the first Chinese and English Business-to-Business portal-ChinaWTC.com. This will be an integrated business and consumer portal that is fast and user friendly. In order to win user loyalty, the portal will provide easy navigation, quick page loads and a screen design that maximizes the amount of information on display. It will utilize advanced customer relations management techniques or CRM that utilize meta-data analysis to provide one-to-one marketing service to users. Those users will be provided with information, sorted by its relevance according to their profile (continually self learning), and will then be saved the aggravation and time wasting involved in wading through pages of useless data. Important features of the portal, include:

         * a comprehensive database on Chinese for small to medium sized businesses hoping to trade with foreign companies;

         * a "virtual exhibition center" to provide 24 hour a day product presentation;

         *        a mega powered CRM driven  focused  intelligent  search engine
                  that  quickly   presents  users  with  a  wealth  of  relevant
                  information;

         * an exclusive "Office Anywhere" feature that offers a mobile office to members (even on a palm pilot computer); and

         * a multilingual on-line translation tools to break the language barriers; e-trade and e-shopping etc.

         We will also operate World Trade Center Clubs where the members can relax, entertain and meet potential business partners in person, or via the Video Conferencing facilities of the World Trade Center Association worldwide network. The Clubs will also operate a Business Consultation and Fulfillment and Logistics Counseling Service via a 24/7 call center manned by business professionals experienced in the China trade.

         Through our subsidiary Guangzhou World Trade Center Club we provide a full range of top quality commercial and recreational services to our members, the clubhouse is luxuriously decorated and provides an elegant environment under which members can enjoy our facilities that include:

         *        Chinese and western fine dining,

         *        Seminar and conference rooms,

         *        Library,

         *        Executive suites,

         *        Office and meeting room packages,

         *        Videoconferencing facilities

         *        Exhibition rooms,

         *        Cigar and wine corner,

         *        Gym and fitness center, and

         *        Massage, sauna and spas.

In terms of business services, it will offer its members:

         *        Liaison work with potential trading partners,

         *        International economic and trade exhibitions and seminars,

         *        Interpreters and secretarial services,

         *        Organized   trips  to   participate   in  World  Trade  Center
                  Association sponsored activities,

         * Reception of visiting delegations of foreign World Trade Center Association member units,

         * Arrange meetings to see Chinese government bodies, business corporations, and

         *        Legal consultancy and travel agency services.

Corporate Chart


China World Trade
Corporation listed on
the OTCBB

        Virtual Edge Limited
  100%  subsidiary of China
------- World Trade Corporation

                Guangzhou World
     75%        Trade Center Club - 25%
--------------- owned by Guangzou City
                International Exhibition

                Infotech Enterprises Ltd.-
    100%        Owner of the Business-to-
--------------- Business Internet Portal, -
                China WTC.com -

                Beijing World Trade Center Club
     75%        - 25% owned by Beijing Wanlong
--------------- Economic Consultance Corporation Ltd.***
                (Sino-Foreign Co-operative Joint
                Venture)

                        World Trade Center
                        Association (WTCA)
                        headquartered

Marketing Strategy

         Our marketing goal is to make the ChinaWTC.com site into a distinctive Chinese/English language Internet portal and the Guangzhou Club into a prestigious trade club in major cities in the PRC. We will achieve this by placing advertisements with traditional media, such as newspapers, television, radio, magazines etc.; placing banners on high traffic web sites; sending e-mails to potential users; participating in trade shows; employing the services of external PR and Marketing firms; television "infomercials" and talk shows; outdoor advertising signs and attending / holding press conferences

         We will form strategic alliances with companies that can contribute services and local expertise in various market sectors. These alliances will increase our content and navigation services, support our advertising services and expand our distribution networks.

         An integral part of our success is dependent on the development and enhancement of our products and services. We will incorporate new technologies from third parties, expand products and services internally and conduct market research to remain aware and informed of the evolving user tastes and latest technologies.

         Our initial target market will be small to medium sized businesses with fewer than 500 employees and annual sales of approximately US$35 million. We will recruit local corporations to join the virtual membership in order to reach the overseas customers. We will leverage the existing network of World Trade Corporation Association members and small to medium sized business clients to gain a rapid and deep penetration of the active members and corporations in world trade. To enhance the success of the marketing program, We will offer what it believes to be an attractive commission structure for sales associates.

Sources of Income

         Our revenue will come from subscriptions advertisements by vendors, traders and suppliers, transaction fees on ChinaWTC.com and web solution services from Infotech; membership subscription and monthly dues, food & beverage sales and business services fees from the Clubs. Because of the initial set up cost and the relatively small membership base, Infotech is expected to incur an operating loss for the first two years of operation. However, this loss can be offset by the positive contributions from Guangzhou World Trade Center Club.

Competition

         With respect to ChinaWTC.com, management believes that it is in a unique position in that it believes that it is the first company to offer such online services in China. Though there are other systems developed by institutions or companies to address some facets of the trade market, we are not aware of anything similar to ChinaWTC.com. ChinaWTC.com combines the technology, the marketing of memberships/services/products, the creation of community database and a cross-border network of people and business, which enables companies of limited resources to find more business opportunities at a cost that is just a fraction of what they used to pay. Large companies would also find cost savings by outsourcing part of their work processes to Infotech. Despite the foregoing, we have identified the following list of possible competitors:

         * Sino.com is the most visited web site in China and is quite popular with overseas Chinese. However, it is a Chinese only site and does not have a business focus. It also suffers from having a weak search engine, being slow to download and has none of the advanced features to be provided by ChinaWTC.com.

         * China.com, which was recently listed on the Nasdaq National Market, is also a portal, providing free email and news headlines, has failed to capture member loyalty - down to 39th in the popularity list of Chinese web sites - largely again because of its lack of focus and poor design. Moreover, due to its links with the Xinhua News Agency - the official mouthpiece of the Chinese Communist Party - the information it provides is heavily biased.

         * Hongkong.com, which is owned by the same company as China.com, is a bilingual portal, however, it also lack focus and although its free email service is quite popular with Hong Kong residents, for obvious reasons, the demographics of its members is poor and it has failed to capture the enthusiasm of advertisers.

         We are alert and preparing for any challenges. With our current Board of Directors, we have access to those who are knowledgeable in outsourcing, re-engineering, Internet commerce, logistics and the latest technologies for making the world smaller. We will be scalable and adaptive to the changing environment, thus enabling it to maintain the fast growth with high return and at the same time maintaining its competitiveness.

Industry Overview

         The Information Industry in China

         According to Killen and Associates, a marketing research firm, information technology spending in China, including Hong Kong, will rise from RMB 25 billion in 1997 to RMB 71 billion in 2002, at an annual compound growth rate of 24%.. High capacity network covering the whole country is being put in place. This network is utilizing the most modern technology and is based on a grid of optical cables supplemented by satellite and digital microwave systems.

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

         The China Internet market is dominated by Golden Bridge Network, the internet service provider of ISP set up by the Ministry of Electronics; China Net, China Telecom's ISP; and a new entrant, the Ministry of Film, Broadcasting and Television, which has a very attractive fiber, coax cable, microwave and satellite transmission network throughout the wealthiest provinces and cities. The highest concentration of Internet subscribers is in the wealthiest cities in China, namely Beijing and Shanghai, according to China Network Information Center. The other major growth areas are in the country's three wealthiest provinces, namely Guangdong, Zhejiang and Jiangsu; followed by Hebei, Fujian, Shandong, Shaanxi, Sichuan and Heilongjiang.

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

         According to China Network Information Center, a market research firm, in the last few years the number of Internet subscribers, has increased from 40,000 in 1995, to 100,000 in 1996 and to 2.1 million by the end of 1998. In 1998, Beijing, the capital, had over 100,000 subscribers. China Network Information Center estimated the numbers would climb to 6 million by the year 2001.

Governmental Regulation Of Our Operations In China

         All of our subsidiary companies operate from facilities that are located in the People's Republic of China. Accordingly, our subsidiaries' operations must conform to the governmental regulations and rules of China.

         The Chinese Legal System

         The practical effect of the People's Republic of China legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the General Corporation Laws of the several states. Similarly, the People's Republic of China accounting laws mandate accounting practices, which are not consistent with US Generally Accepted Accounting Principles. The China accounting laws require that an annual "statutory audit" be performed in accordance with People's Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities, at the risk of business license revocation.

         Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign- Owned Enterprises are Chinese registered companies which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Because the terms of the respective Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in

Stockholm, Sweden applying Chinese substantive law, the Chinese minority partner in our joint venture companies will not assume a privileged position regarding such disputes. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

     Economic Reform Issues

     Although the majority of productive assets in China are owned by the Chinese government, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

o        We will be able to capitalize on economic reforms;
o The Chinese government will continue its pursuit of economic reform policies;
o        The economic policies, even if pursued, will be successful;
o        Economic policies will not be significantly  altered from time to time;
         and
o Business operations in China will not become subject to the risk of nationalization.

     Negative impact upon economic reform policies or nationalization could result in a total investment loss in our common stock.

     Since 1979, the Chinese government has reformed its economic systems. Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations.

     Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included devaluations of the Chinese currency, the Rennin, restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets. These measures may adversely affect our telephone communications manufacturing company's operations.

     To date reforms to China's economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China's economic system will continue or that we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

     China's Accession into the WTO

     On November 11, 2001, China signed an agreement to become a member of the World Trade Organization sometimes referred to as the WTO, the international body that sets most trade rules, further integrating China into the global economy and significantly reducing the barriers to international commerce. China's membership in the WTO was effective on December 11, 2001. China has agreed upon its accession to the WTO to reduce tariffs and non-tariff barriers, remove investment restrictions, provide trading and distribution rights for foreign firms, and open various service sectors to foreign competition. China's accession to the WTO may favorably affect our business in that reduced market barriers and a more transparent investment environment will facilitate increased investment opportunities in China, while tariff rate reductions and other enhancements will enable us to develop better investment strategies and attract investment capital. In addition, the WTO's dispute settlement mechanism provides a credible and effective tool to enforce members' commercial rights. Also, with China's entry to the WTO, it is believed that the relevant laws on foreign investment in China will be amplified and will follow common practices.

Employees

         As of September 30, 2001, we had 5 full-time employees. We believe our future success depends in large part upon the continued service of its key technical and senior management personnel and its ability to attract and retain technical and managerial personnel. There can be no assurance that we will retain our key technical and managerial employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. None of our employees are subject to any collective bargaining agreements.

ITEM 2.  Description of Property.

         Our main office and club facilities are located at 4th Floor, Goldlion Digital Network Center, 138 Tiyu Road East, Tianhe, Guangzhou, the PRC 510620.

ITEM 3.  Legal Proceedings.

         We are not a party to any pending or to the best of its knowledge, any threatened legal proceedings. No director, officer or affiliate, or owner of record or of more than five percent (5%) of our securities, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to ours in reference to pending litigation.

ITEM 4.           Submission of Matters To a Vote of Security Holders.

           During the fourth quarter of the fiscal year no matters were submitted to the shareholders for approval.

                                     PART II


ITEM 5.           Market For Common Equity and Related Stockholder Matters.

         Our common stock began quotation on the Over-the-Counter Bulletin Board ("OTCBB") on June 28, 2000 under the symbol TXON. Our stock is now quoted under the symbol CHWT. The following table sets forth the range of bid prices of our common stock as quoted on OTCBB during the periods indicated and the prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions.

   -------------------------------------------------- ------------------------- ------------------------------
                    Quarter Ended                               High                         Low
   -------------------------------------------------- ------------------------- ------------------------------
   September 30, 2001                                           .20                         .012
   -------------------------------------------------- ------------------------- ------------------------------
   June 30, 2001                                                .016                        .016
   -------------------------------------------------- ------------------------- ------------------------------
   March 31, 2001                                               .71                          .34
   -------------------------------------------------- ------------------------- ------------------------------
   December 31, 2000                                            2.06                         .12
   -------------------------------------------------- ------------------------- ------------------------------

         Our common shares are issued in registered form. Interwest Transfer Company in Salt Lake City, Utah, is the registrar and transfer agent for our common stock.

         We issued 300,000 shares of common stock to Mr. Kwok Shuk Man for services rendered pursuant to the terms of a consulting agreement dated December 4, 2001. The shares were issued pursuant to an exemption provided by Section 4(1) of the Securities Act of 1933, as amended.

         We issued 300,000 shares of common stock to Mr. Guo Wei Bin for services rendered pursuant to the terms of a consulting agreement dated November 27, 2001. The shares were issued pursuant to an exemption provided by Section 4(1) of the Securities Act of 1933, as amended.

         We issued 60,000 shares of common stock to Mr. Bernard Chan for services rendered pursuant to the terms of a consulting agreement dated April 1, 2001. The shares were issued pursuant to an exemption provided by Section 4(1) of the Securities Act of 1933, as amended.

         We issued 2,000,000 shares of common stock to Ms. Lee Kit Bing for services rendered pursuant to the terms for a consulting agreement dated November 29, 2001. The shares were issued pursuant to an exemption provided by
Section 4(1) of the Securities Act of 1933, as amended.

         We issued 2,000,000 shares of common stock to Ms. Wong Chi Ming for services rendered pursuant to the terms of a consulting agreement dated December 3, 2001. The shares were issued pursuant to an exemption provided by Section 4(1) of the Securities Act of 1933, as amended.


ITEM 6.           Management's Discussion and Analysis of Plan of Operations.

OVERVIEW

         Pursuant to the Share Exchange Agreement dated as of August 14, 2000, by and us, Virtual Edge and Main Edge, Main Edge transferred all of the issued and outstanding shares of the capital stock of Virtual Edge to us in exchange of 1,961,175 shares of our pre-split common stock, representing approximately 75% of our outstanding shares of the common stock. As a result of an 8:1 forward split on September 5, 2000, Main Edge now holds 15,689,400 shares of our the common stock.


RESULTS OF OPERATIONS

         The following table shows the selected audited and unaudited condensed consolidation income statement data of the Company and its subsidiaries for the twelve-month ended September 30, 2001, and twelve-month period ended September 30, 2000 and from inception on January 29, 1998 to September 30, 2001. The data should be read in conjunction with the audited and unaudited Condensed Consolidated Financial Statements of the Company and related notes thereto.

                                                 Twelve-month        Twelve-month      From inception
    (Amounts in thousands US$)                   period ended        period ended      Jan 29, 1998 to
                                                 Sep 30, 2001        Sep 30, 2000      Sep 30, 2001
                                                 ------------        ------------      ------------

    Operating Revenue                            ----               ----                   ----

    Operating Expenses
    General,    Administrative   and   other     (1,478)            (3,749)                (5,589)
                                                 -------            -------                -------
    expenses

    Loss from Operations                         (1,478)            (3,749)                (5,589)
    Minority Interest                                23                  9                     32
                                                 -------            -------                -------

    Net Loss                                     (1,455)            (3,740)                (5,557)
                                                 =======            =======                =======

         Operating Revenue

         We are still in its development stage and we have operating revenue since inception on January 29, 1998 to September 30, 2001.

         Our aim to provide trade agency business linking companies in China and the rest of the world. We currently have three operating arms, namely the Beijing World Trade Center Club ("BWTCC"), Guangzhou World Trade Center Club ("GWTCC") and Infotech Enterprises Limited ("Infotech"). BWTCC and GWTCC will be engaged in the establishment of a business club located in Beijing, the PRC. The club will provide food and beverages, recreation, business center services, communication and information services, products exhibitions services, and commercial and trading brokerage services. Infotech will build a bilingual, English and Chinese, business-to-business portal.

         GENERAL AND ADMINISTRATIVE EXPENSES

TWELVE-month period ended September 30, 2000 compared to twelve-month period ended September 30, 2001

         General and administrative expenses decreased by $2.0 million or 54% to $1.5 million for the twelve-month period ended September 30, 2001, compared to $3.7 million for the twelve-month period ended September 30, 2000. The decrease was mainly due to:

         i) Accounting treatment of one time written-off of goodwill in the amount of $1.7 million was included in the twelve-month period ended September 30, 2000;

         ii)      Accounting   treatment  of  one  time  written-off  of  rental
                  prepayment in the amount of $1.4 million was included in the twelve-month period ended September 30, 2000;

         iii) Rental payment of $396,000 for the club premises in Beijing. Rental was prepaid for a 3-year period in 1999 and this accounting record is treated as recognition of expenses for the twelve-month period ended September 30, 2000.

         Liquidity and Capital Resources

         Virtual Edge Limited, our wholly owned subsidiary, underwent a capital restructuring in May 2000 in which long-term debt was reduced in the amount of $2.5 million by new issuance of share capital in the same amount.

         There has been no other significant change in financial condition and liquidity since inception on January 29, 1998 to September 30, 2000. We believe that the level of financial resources is a significant factor for our future development and accordingly may choose at any time to raise capital through debt or equity financing to strengthen its financial position, facilitate growth and provide us with additional flexibility to take advantage of business opportunities.

         OTHER SIGNIFICANT EVENT

         On November 10, 2001, Virtual Edge Limited, the our wholly owned subsidiary signed an agreement with the Guangzhou City International Exhibition Company pursuant to which both parties agreed to form a new jointly controlled entity named Guangzhou World Trade Center Club Limited ("GWTCC"). The total investment cost is US$1.2 million and the registered capital is US$850,000. GWTCC is engaged in the establishment of a club located at Goldlion Digital Network Center in Guangzhou, the PRC. The club provides food and beverage, business centers services, commercial and trading brokerage services to its members. As of the second week of January 2002, GWTCC is fully functional.


ITEM 7. Financial Statements.

         Our financial statements are set forth at the end of this Form 10-KSB.


ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                                    PART III


ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The following table and text sets forth the names and ages of all our directors and executive officers and the key management personnel as of September 30, 2001. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.


                     Name                   Age                                   Title
          John H.W. Hui                     42        President, Chairman of the Board and Secretary

          Alfred H.B. Or                    39        Chief Operating Officer and Director

          David Jones                       57        Vice President, Information Technology and Director

          Roy C.W. Wu                       57        Vice President, Club Management and Director

          Wai Tung Cheung                   44        Director

          James H.C. Mak                    53        Director

Mr. John Hui, has been our the President, Chairman of the Board and Secretary since August 2001. Mr. Hui is the founder of Virtual Edge Limited and has more than 10 years experience n Chinese trade and investment. Mr. Hui has been a private investor and an entrepreneur for the past five years.

Mr. Alfred H. B. Or, has been our Chief  Operating  Officer and a Director since
August 2001. Mr. Or has 15 years of marketing and sales experience with multinational companies. In 1998, Mr. Or founded Shanghai Cofmos Gift Co. Ltd., a marketing and sales company in Beijing. From March 1994 until May 1998 he was the Director of Marketing External Affairs for Amway (China) Co. Ltd. Mr. Or has established strong government and media relationship in China over the past 10 years. He specializes in one-to-one direct marketing. Mr. Or was born in Hong Kong and graduated in 1985 from the McMaster University in Ontario, Canada with a Bachelor of Science degree in Mechanical Engineering.

James H.C. Mak, was appointed as a Director in September 2001. Mr. Mak has been the General Manager of World Trade Center in Hong Kong since August 1994. In addition, as Deputy General Manger of Kai Shing Management Co. Ltd., a subsidiary of Sung Hung Kai Property Ltd., Mr. Mak serves as a General Manager of the Grand Royal Club and the Hong Lok Yuen Country Club in Hong Kong.

David Jones, has been the Vice President - Information Technology and a Director since August 2001. Mr. Jones has more than 24 years experience in the information technology field, including 18 years as a senior design engineer for Unlays Corporation. Mr. Jones has formed two companies that are still operating. One of the companies provides software for travel agents enabling them to communicate with large computerized reservation systems. The other company provides Electronic Document Interchange to freight forwarders and other cargo transportation suppliers. Mr. Jones designed and developed a comprehensive electronic mail connectivity hub for Hong Kong Telecom and was responsible for the design and implementation of a weight and balance application for Cathay Pacific's worldwide network, including an Automatic Load Distribution System for containerized aircraft. Mr. Jones is an experienced with Data Communications and Command and Control software and has designed and implemented such systems for state and metropolitan police forces in the United States Canada and the U.K. Mr. Jones has worked with banking systems and inventory control systems and is experienced in data management. Mr. Jones has also designed databases to handle the processing of NASA LANDSAT Earth Resources Satellite data for many Middle Eastern countries. Mr. Jones holds an honor degree from the School of Physics in the University of Wales, Swanses.

Roy C. W. Wu, has been the Vice President - Club Management and a Director since August 2001. Mr. Wu has more than 30 years of hotel and restaurant management experience. Since August 1994 Mr. Wu has served as the Senior Club Manager of the World Trade Center Club in Hong Kong. Mr. Wu is also the Senior Club Manager of the Grant Royal Club and Hong Lok Yuen Country Club in Hong Kong.

Mr. Wai Tung Cheung, has been an independent director since September 2001. Mr. Cheung is the Chairman of Cultureroom Limited, a listed company in Hong Kong Stock Exchange and is responsible for the corporate strategic planning and business development of the company. Mr. Cheung has over 15 years senior level management experiences and is also the Chairman of ViaGOLD Capital Limited, a company listed on the stock exchange of Australia. He was the CEO of COSCO Group in Hong Kong and Singapore.

Section 16(a) Beneficial Ownership Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file. To the best of our knowledge (based solely upon a review of the Form 3, 4 and 5 filed), no officer, director or 10% beneficial shareholder failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.


ITEM 10.          Executive Compensation.

         The following table sets forth the compensation paid during fiscal year ended September 30, 1999, 2000 and 2001 to our President. No executive officer received annual compensation in excess of $100,000 per annum.

                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------- -----------------------------------
                              Annual Compensation                                       Long-Term Compensation
--------------------------------------------------------------------------------- -----------------------------------
                                                                                  Awards         Payouts
----------------------- --------- --------------- --------- ---------- ---------- -------------- --------------------
                                                            Other                  Securities
                                                            Annual     Restricted  Underlying              All
                                                            Compensa-tiStock      Options/SARs   LTIP      Other
Name and Principal      Year          Salary       Bonus       ($)     Award(s)        (#)       Payouts   Compensa-tion
Position                               ($)          ($)                   ($)                      ($)        ($)
----------------------- --------- --------------- --------- ---------- ---------- -------------- --------- ----------
John  Hui,   President  2001         $90,000         -          -          -            -           -          -
and Secretary
----------------------- --------- --------------- --------- ---------- ---------- -------------- --------- ----------
John Hui, CEO           2000      $28,624(1)(2)      -          -          -         210,000        -          -
----------------------- --------- --------------- --------- ---------- ---------- -------------- --------- ----------
Stephanie Harnicher
President and CEO       1999          $5,000         -          -          -            -           -          -
----------------------- --------- --------------- --------- ---------- ---------- -------------- --------- ----------

(1) Including 500,000 stock options issued on October 23, 2000. The options have an exercise price of $2.18 as of the date hereof no options have been exercised.

(2) Management fee for the period from August 14, 2000, the date of the acquisition of Virtual Edge to September 30, 2001, based on an annual rate of $80,000.

         We have no long-term employment or consulting agreements with any of our executive officers or directors.

         During the year ended September 30, 2001, certain corporate actions were conducted by unanimous written consent of the Board of Directors. Directors receive no compensation for serving on the Board of Directors, but are reimbursed for any out-of-pocket expenses, if any, incurred in attending board meetings.


ITEM 11.         Security Ownership of Certain Beneficial Owners and Management.

         Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth the number of shares of common stock beneficially owned as of September 30, 2001 by (i) those persons or groups known to us who will beneficially own more than 5% of our common stock; (ii) each director and director nominee; (iii) each executive officer whose compensation exceeded $100,000 in the fiscal year ended September 30, 2001 or calendar year ended December 31, 2001; and, (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the Securities and Exchange Commission by information provided by such persons directly to us. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.

                                                                                     Percentage Ownership(2)
                         Name/Address(1)                      Number of Shares

          John H.W. Hui                                            500,000                     **
          Alfred H.B. Or                                           275,000                     **
          David Jones                                              275,000                     **
          Roy C.W. Wu                                              375,000                     **
          Wai Tung Cheung                                          125,000                     **
          James H.C. Mak                                           200,000                     **
          Lee Kit Bing                                            2,000,000                   6.9%
          Wong Chi Ming                                           2,000,000                   6.9%
          Main Edge International Limited                        15,689,400                   54.7%

          All Officers and Directors as a Group (6               1,750,000*                   6.0%
          persons)

**Less than 1%
(1) Stock Option issued on October 23, 2000 with an exercise price of $2.18. As of the date hereof, no option have been exercised.

(2)  Based on 29,051,520 shares outstanding on January 30, 2002.


ITEM 12.          Certain Relationships and Related Transactions.

         The following table sets forth the names and relationship of certain related parties.

                      Name                                                        Relationship
Mr. Roy Wu                                        Vice President, Club Management and Director
Mr. James Mak                                     Director
Mr. John H.W. Hui                                 President, Chairman of the Board and Secretary
Mr. Steven K.F. Hui                               Close family member of a director
Mr. Alfred Or                                     Chief Operating Officer and Director
Mr. Thomas C. Pai                                 Chief Financial Officer and Director
Mr. David Jones                                   Vice President, Information Technology and Director
Mr. Hui Wang                                      Director
Mr. Peter Hurst                                   Director
Mr. Wai Tung Cheung                               Director
Vast Opportunity Limited                          Minority shareholder of a subsidiary
Belford Enterprise Limited                        A company in which one of our directors has beneficial interest
Yes Mind Investments Limited                      A shareholder
Main Edge International Limited                   Our major shareholder
PRC Partner                                       PRC partner of a subsidiary

         Management Fees for 2000 in the amount of $28,634 were paid to Mr. John H.W. Hui and Mr. Alfred Or for the period from August 14, 2000, the date of the acquisition of Virtual Edge, to September 30, 2001, based on an annual amount of $80,000 each. Management Fees in the amount of $90,000 were paid to Mr. John H.
W. Hui during 2001.

          As of September 30, 2001 and 2000 we owe the following amounts to related parties.

                                                                                       September 30
                                                                     -------------------------------------------------
                                                                               2001                     2000
                                                                     -------------------------- ----------------------
Mr. James Mak                                                                   $50,000                    $  -
Mr. Roy Wu                                                                       50,000                    $  -
Mr. John H.W. Hui                                                               452,446                  58,757
Mr. Steven K.F. Hui                                                              54,082                 118,192
Mr. Alfred Or                                                                   156,645                  76,645
Vast Opportunity Limited                                                              -                 131,801
Belford Enterprises Limited                                                      13,677                 809,412
Yes Mind Investments Limited                                                    695,977                       -
Main Edge International Limited                                                       -                 695,977
PRC Partner                                                                      49,827                  31,708
                                                                     -------------------------- ----------------------
                                                                             $1,522,654              $1,922,492

         The amounts due to related parties represent unsecured advances that are interest-free and repayable on demand.


ITEM 13.          Exhibits, List and Reports on Form 8-K.

Exhibit Number                                                    Description

2.1 Share Exchange Agreement dated as of August 10, 2000, Incorporated herein by reference from our filing on Form 8-K filed on August 23, 2000.

3.1 Articles of Incorporation, Incorporated herein by reference from our fling on Form 10SB on December 12, 1999.

3.2 Bylaws Incorporated herein by reference from our filing on Form 10SB on December 12, 1999.

Reports on Form 8-K

None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  CHINA WORLD TRADE CORPORATION

Dated:  February 6, 2002                          By:  /s/ John H.W. Hui
                                                       Name: John H.W. Hui
                                                       Title: President

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: February 6, 2002                                By:  /s/ James Mak
                                                       Name: Jame Mak
                                                       Title: Director


Dated: February 6, 2002                                By:/s/ David Jones
                                                       Name: David Jones
                                                       Title: Voice President,
                                                       Information Technology
                                                       and Director

Dated: February 6, 2002                                By:/s/ John H.W. Hui
                                                       Name: John H.W. Hui
                                                       Title: President and
                                                       Secretary

                          CHINA WORLD TRADE CORPORATION
                                       AND
                                  SUBSIDIARIES

                          (A Development Stage Company)

                                      - : -

                              FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001 AND 2000

                                    CONTENTS

                                                                                       Page

Independent Auditor's Report...........................................................F - 1

Consolidated Balance Sheets
  September 30, 2001 and 2000..........................................................F - 3

Consolidated Statements of Operations for the
   Years Ended September 30, 2001 and 2000 ............................................F - 4

Consolidated Statement of Stockholders' Equity
   Since January 29, 1998 (Inception) to September 30, 2001............................F - 5

Consolidated Statements of Cash Flows for the
   Years Ended September 30, 2001 and 2000.............................................F - 7

Notes to Consolidated Financial Statements.............................................F - 8

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
China World Trade Corporation and Subsidiaries
(A Development Stage Company)

Board Members:

        We have audited the consolidated balance sheets of China World Trade Corporation and Subsidiaries (a Development Stage Company) as of September 30, 2001 and 2000, and the related consolidated statements of operations, and cash flows for the years ended September 30, 2001 and 2000, and the consolidated statement of stockholders' equity since January 29, 1998 (inception) to September 30, 2001 then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Virtual Edge Limited, a wholly-owned subsidiary, which statements reflect total assets of $143,578 and $260,564 as of September 30, 2001 and 2000 respectfully, and total revenues of $0 for the years ended September 30, 2001 and 2000. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Virtual Edge Limited, is based solely on the report of the other auditors.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

        In our opinion, based on our audits of the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China World Trade Corporation and Subsidiaries (a development Stage Company), as of September 30, 2001 and 2000 and the results of its operations, and its cash flows for the years ended September 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

                                                   Respectfully submitted,



                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
February 1, 2002

                 CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                                        September 30,
                                                               -------------------------------
                                                                    2001             2000
                                                               ---------------  --------------
ASSETS

Current Assets
  Cash and cash equivalents                                    $            43  $          479
  Rental deposits                                                            -         258,299
  Other receivables                                                        362             362
                                                               ---------------  --------------
Total Current Assets                                                       405         259,140

Fixed Assets
   Furniture and fixtures                                                2,848           2,848
   Less: Accumulated depreciation                                       (1,994)         (1,424)
                                                               ---------------  --------------
Total Fixed Assets                                                         854           1,424
                                                               ---------------  --------------

        Total Assets                                           $         1,259  $      260,564
                                                               ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accrued Liabilities                                          $       185,040  $      132,663
  Other Payables                                                       998,128               -
  Due to related parties                                             1,522,654       1,922,492
                                                               ---------------  --------------

          Total Liabilities                                          2,705,822       2,055,155
                                                               ---------------  --------------

Minority Interest                                                           98          22,935
                                                               ---------------  --------------

Stockholders' Equity
Preferred stock (par value $0.001), 10,000,000 shares
  authorized, no shares issued at September 30, 2001 and 2000                -               -
Common stock (par value $0.001), 50,000,000 shares
  authorized, 23,822,800 and 21,322,800 shares issued at
  September 30, 2001 and 2000                                           23,823          21,323
Common stock to be issued                                                   60               -
Capital in excess of par value                                       2,828,618       2,262,703
Deficit accumulated during development stage                        (5,557,162)     (4,101,552)
                                                               ---------------  --------------

          Total Stockholders' Equity                                (2,704,661)     (1,817,526)
                                                               ---------------  --------------

          Total Liabilities and Stockholders' Equity           $         1,259  $      260,564
                                                               ===============  ==============

          The accompanying notes are an integral part of these financial statements.

                 CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                                                  Cumulative
                                                                                    Since
                                                     For the Year Ended          Inception of
                                                        September 30,            Development
                                               -------------------------------
                                                    2001            2000            Stage
                                               --------------- ---------------  --------------

Revenues                                       $             - $             -  $            -
                                               --------------- ---------------  --------------

Expenses
  Selling, general and administrative expenses         914,469         701,748       1,977,983
                                               --------------- ---------------  --------------

Operating Loss                                        (914,469)       (701,748)     (1,977,983)

Other income (expense):
   Write down of goodwill                             (559,375)     (3,047,082)     (3,606,457)
    Interest                                            (4,603)              -          (4,603)

Minority Interest                                       22,837           9,044          31,881
                                               --------------- ---------------  --------------

Loss before taxes                                   (1,455,610)     (3,739,786)     (5,557,162)
Income taxes                                                 -               -               -
                                               --------------- ---------------  --------------

       Net Loss                                $    (1,455,610)$    (3,739,786) $   (5,557,162)
                                               =============== ===============  ==============

Basic per Share Amounts
Net Income (Loss)                              $         (0.06)$         (0.29)
                                               =============== ===============

Weighted Average Shares Outstanding                 23,706,042      13,065,584
                                               =============== ===============







           The accompanying nots are an integral part of these financial statements.

                 CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                    Common Stock                                        During
                                                   -----------------------------------------------
                                     Preferred                                                        Excess of      Development
                                       Stock           Shares          Amount       To be Issued      Par value         Stage
                                   --------------  --------------  --------------  --------------- ---------------  --------------

Stock issued in exchange for cash               -       2,200,000  $            -  $         2,200 $       107,800  $            -

Net Loss                                        -                 -               -               -                 -      (55,014)
                                   --------------  --------------  ------------------------------- ---------------  --------------

Balance September 30, 1998                      -       2,200,000               -            2,200         107,800         (55,014)

June 5, 2000 Reverse stock split
   1:10                                         -      (1,980,000)              -           (1,980)        (97,020)              -
September 5, 2000 Stock split 8:1               -       1,540,000               -            1,540          97,460               -

                                   --------------  --------------  ------------------------------- ---------------  --------------
Restated balance at September 30,
   1998                                         -       1,760,000               -            1,760         108,240         (55,014)

Issuance of common stock to be
   issued                                       -                           1,760           (1,760)              -                -
December 12, 1998 Stock issued in
   exchange for cash                            -       2,424,800           2,425                -         210,675               -
Contributed Capital                             -               -               -                -          39,615               -

Net Loss                                        -                 -               -               -                 -     (306,752)
                                   --------------  --------------  ------------------------------- ---------------  --------------

Balance September 30, 1999                      -       4,184,800  $        4,185  $               $   -   358,530  $     (361,766)

                 CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Continued)

                                                                     Common Stock                                       During
                                                    ----------------------------------------------
                                      Preferred                                                        Excess of      Development
                                        Stock           Shares          Amount       To be Issued      Par value         Stage
                                   ---------------  --------------  --------------  --------------  --------------- ---------------
Balance September 30, 1999                       -       4,184,800  $        4,185  $               $   -   358,530 $      (361,766)

June 5, 2000 Stock issued in lieu of
   salaries                                      -      32,000,000          32,000               -          (28,000)              -
July 26, 2000 Stock option
   exercised at $0.02                            -       4,000,000           4,000               -            6,000               -
August 14, 2000 Cancellation of
   Shares                                        -     (34,996,400)        (34,996)              -           34,996               -
August 14, 2000 Stock issued in
   lieu of services                              -         445,000             445               -           52,121               -
August 14, 2000 Stock issued to
   acquire Virtual Edge Limited
   subsidiary                                    -      15,689,400          15,689               -        1,837,621               -
Contributed Capital                              -               -               -               -            1,435               -

Net Loss                                         -               -               -               -                -      (3,739,786)
                                    ---------------  --------------  --------------  --------------  --------------- ---------------
Balance September 30, 2000                       -      21,322,800          21,323               -        2,262,703      (4,101,552)

October 18, 2000 Stock issued
   pursuant to a share exchange
   agreement with Vast Opportunity
   Limited                                       -       2,500,000           2,500               -          556,875               -
Stock issued in exchange for services            -          60,000               -              60            6,540               -
Contributed Capital                                                                                           2,500

Net Loss                                         -               -               -               -                -      (1,455,610)
                                    ---------------  --------------  --------------  --------------  --------------- ---------------
Balance September 30, 2001                       -      23,882,800  $       23,823  $           60  $     2,828,618 $    (5,557,162)
                                    ===============  ==============  ==============  ==============  =============== ===============

           The accompanying notes are an integral part of these financial statements.

                 CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                  Cumulative
                                                                                    Since
                                                     For the Year Ended          Inception of
                                                        September 30,            Development
                                               -------------------------------
                                                    2001            2000            Stage
                                               --------------- ---------------  --------------
Cash Flows from Operating Activities:
  Cash paid to suppliers and employees         $        (9,536)$       (12,470) $     (361,486)
                                               --------------- ---------------  --------------
      Net cash used in operating activities             (9,536)        (12,470)       (361,486)
                                               --------------- ---------------  --------------

Cash Flows from Investing Activities:
  Investment in deferred development costs                   -               -          (6,000)
                                               --------------- ---------------  --------------
      Net cash used by investing activities                  -               -          (6,000)
                                               --------------- ---------------  --------------

Cash Flows from Financing Activities:
  Proceeds from common stock to be issued                6,600               -         329,700
  Proceeds from issuance of common stock                     -          10,479          10,479
  Contributed capital from shareholders                  2,500           1,435          27,350
                                               --------------- ---------------  --------------
      Net cash provided by financing activities          9,100          11,914         367,529
                                               --------------- ---------------  --------------

Net change in cash and cash equivalents                   (436)           (556)             43
Cash and cash equivalents at beginning of year             479           1,035               -
                                               --------------- ---------------  --------------

Cash and cash equivalents at end of year       $            43 $           479  $           43
                                               =============== ===============  ==============

Reconciliation of Net Loss to Net Cash
 Used in Operating Activities:
Net loss                                            (1,455,610)     (3,739,786)     (5,557,162)
Adjustments used to reconcile net loss to Net cash
used in operating activities:
Depreciation                                               570              54             624
Loss on Investments                                          -               -           6,000
Goodwill writedown                                     559,375       3,047,082       3,606,457
(Increase) Decrease in rental deposits                 258,299               -         258,299
Increase (Decrease)  in accounts payable                     -               -              86
Increase (Decrease) in accrued expenses                 52,377         575,390         627,767
Increase (Decrease) in accounts payable officers             -               -          16,200
Increase (Decrease) in due to related party           (399,838)         57,268        (342,570)
Increase (Decrease) in other payables                  998,128               -         998,128
Stock issued for services                                    -          52,566          52,566
Stock issued for salaries                                    -           4,000           4,000
Minority Interest                                      (22,837)         (9,044)        (31,881)
                                               --------------- ---------------  --------------

Net cash used in operating activities          $        (9,536)$       (12,470) $     (361,486)
                                               =============== ===============  ==============

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
- On August 14, 2000, 15,689,400 shares of common stock were issued to acquire Virtual Edge Limited and 34, 996,400 shares were canceled pursuant to a share exchange agreement.
- On October 18, 2000, 2,500,000 shares of common stock were issued to acquire 49% of Infotech Enterprises Limited pursuant to a share exchange agreement.
           The accompanying notes are an integral part of these financial statements.

                 CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


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

Principles of Consolidation

        The consolidated financial statements include the accounts of China World Trade Corporation ("CWTC") and its wholly-owned subsidiaries:

o Virtual Edge Limited ("VEL"), a British Virgin Islands Company (100% owned by CWTC)
o Infotech Enterprises Limited ("Infotech"), a British Virgin Islands Company (49% owned by CWTC and 51% owned by VEL)
o Beijing World Trade Center Club ("BWTCC"), a People's Republic of China Company (75% owned by VEL)

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

                 CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (Continued)

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

                 CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (Continued)

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

        The reconciliations of the numerators and denominators of the basic EPS computations are as follows:

                 CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (continued)
--------------------------------------------------------------------

Net Loss per Common Share (Continued)

                                                      2001
                                 -----------------------------------------------
                                                     Number
                                                       of
                                      Loss           Shares         Loss Per
                                     (numerator)   (denominator)           Share
                                 --------------  --------------  ---------------
Loss to Common Shareholders      $   (1,455,610)     23,706,042  $       (0.06)
                                 ==============  ==============  ===============

                                                      2000
                                 -----------------------------------------------
                                                     Number
                                                       of
                                      Loss           Shares         Loss Per
                                     (numerator)   (denominator)           Share
                                 --------------  --------------  ---------------
Loss to Common Shareholders      $   (3,739,786)     13,065,584  $       (0.29)
                                 ==============  ==============  ===============

NOTE 2 - INCOME TAXES

        The Company has accumulated tax losses estimated at $1,857,000 expiring in years beginning 2013. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. The amount of net operating loss carryforward available to offset future taxable income will be limited if there is a substantial change in ownership. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the net operating loss carry forward, the Company established a valuation allowance for the entire net deferred income tax asset as of September 30, 2004.

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

                 CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (Continued)

NOTE 4 - COMMITMENTS

        As of September 30, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - RELATED PARTY TRANSACTIONS

(a)     Names and relationship of related parties
        Existing relationships with the Company

        Mr. Roy Wu                                 Vice President, Club Management and Director
        Mr. James Mak                              Director
        Mr. John H. W. Hui                         President, Chairman of the Board and Secretary
        Mr. Steven K. F. Hui                       Close family member of a director of the
                                                   Company
        Mr. Alfred Or                              Chief Operating Office and Director
        Mr. Thomas C. Pai                          Chief Financial Officer and Director
        Mr. David Jones                            Vice President, Information Technology and
                                                   Director
        Mr. Hui Wang                               Director
        Mr. Peter Hurst                            Director
        Mr. Wai Tung Cheung                        Director
        Vast Opportunity Limited ("VOL")           Minority shareholder of a subsidiary
        Belford Enterprises Limited                A company in which a director of the
                                                   Company has beneficial interest
        Yes Mind Investments Limited               A shareholder of the Company
        Main Edge International Limited            Major shareholder of the Company
        PRC Partner                                PRC partner of a subsidiary

(b)     Summary of related party transactions

         Management Fees for 2000 in the amount of $28,634 were paid to Mr. John
H. W. Hui and Mr. Alfred Or for the period from August 14, 2000, the date of the acquisition of Virutal Edge, to September 30, 2001, based on an annual amount of $80,000 each. Management Fees in the amount of $90,000 were paid to Mr. John H.
W. Hui during 2001.

                 CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (Continued)

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

(c) As of September 30, 2001 and 2000 the Company owes the following amounts to related parties:

                                                                        September 30,
                                                               -------------------------------
                                                                    2001             2000
                                                               ---------------  --------------

Mr. James Mak                                                  $        50,000  $            -
Mr. Roy Wu                                                              50,000               -
Mr. John H. W. Hui                                                     452,446          58,757
Mr. Steven K.F. Hui                                                     54,082         118,192
Mr. Alfred Or                                                          156,645          76,645
Vast Opportunity Limited                                                     -         131,801
Belford Enterprises Limited                                             13,677         809,412
Yes Mind Investments Limited                                           695,977               -
Main Edge International Limited                                              -         695,977
PRC Partner                                                             49,827          31,708
                                                               ---------------  --------------

                                                               $     1,522,654  $    1,922,492

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

                 CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (Continued)


NOTE 7  - STOCK OPTIONS AND WARRANTS

        Pursuant to the 2000 Stock Option Plan, the Company issued 500,000 options to officers and consultants with an exercise price of $0.02 per shares with an expiration date of May 27, 2002. As of September 30, 2001, all options have been exercised.

        On October 20, 2000, the 2000 Stock Option Plan was approved by the written consent of a majority of shareholders. The purpose of the plan is to attract, motivate and retain directors, officers and key employees and consultants through the use of long-term incentives which are tied to shareholder value. The plan provides for a maximum of 3,000,000 shares of common stock awarded under the plan. As of September 30, 2001 no options have been granted under the plan

        All options and warrants have been granted at exercise prices greater than the market value on the date of granting. All options vest 100% at date of grant.

                                                                    2001             2000
                                                               ---------------  --------------
Options outstanding, beginning of year                                       -               -
  Granted                                                                    -         500,000
  Canceled                                                                   -               -
  Exercised                                                                  -        (500,000)
                                                               ---------------  --------------

Options and warrants outstanding, end of year                                -               -
                                                               ---------------  --------------

Price for options and warrants outstanding, end of year        $             -  $            -

Options and warrants granted subsequent to year end                          -               -

Option and warrant price granted subsequent to year end        $             -  $            -

NOTE 8 - SUBSEQUENT EVENTS

        On November 10, 2001 Virtual Edge Limited signed an agreement with Guangzhou City International Exhibition Company pursuant to which both parties agreed to form a new jointly controlled entity named Guangzhou World Trade Center Club Limited ("GWTCC"). The total investment cost is $1,200,000 and the registered capital is $850,000. The Company is responsible for providing $1,200,000 in return to share 75% interest in Guangzhou World Trade Center Club. The

                 CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (Continued)

NOTE 8 - SUBSEQUENT EVENTS (Continued)

Completion of the agreement was subject to approval from the government of the Peoples' Republic of China (the "PRC") and only the certificate of approval for establishment of enterprises with foreign investment in PRC was obtained in December 2001. GWTCC is still in development stage and is engaged in the establishment of a club located in Guangzhou, the PRC. The club will provide food and beverages, recreation, business center services, commercial and trading brokerage services to its members.

        On November 10, 2001 Virtual Edge Limited signed an agreement with Guangzhou City International Exhibition Company pursuant to which both parties agreed to form a new jointly controlled entity named Guangzhou World Trade Center Club Limited ("GWTCC"). The total investment cost is $1,200,000 and the registered capital is $850,000. The Company is responsible for providing $1,200,000 in return to share 75% interest in Guangzhou World Trade Center Club. The Completion of the agreement was subject to approval from the government of the Peoples' Republic of China (the "PRC") and only the certificate of approval for establishment of enterprises with foreign investment in PRC was obtained in December 2001. GWTCC is still in development stage and is engaged in the establishment of a club located in Guangzhou, the PRC. The club will provide food and beverages, recreation, business center services, commercial and trading brokerage services to its members.

        On October 25, 2001, the Company signed on behalf of Infotech an agreement with CBIT Corporation Limited ("CBIT") whereby CBIT agrees to build a Business-to-Business Portal for the consideration of $300,000. 40% of the consideration shall be settled by the issuance of new shares of common stock with value equivalent to $120,000 (the "Consideration Shares"). The issue price of the Consideration Shares is calculated as the average closing price of the last 10 trading days upon signing of the agreement

On November 27, 2001 the Company entered into a consulting agreement with Guo Wei Bin. The Company agrees to appoint Guo Wei Bin as the consultant for the liaison with the relevant Chinese government officials in relation to the operations of the World Trade Center Clubs. The agreement shall be for the term of 24 months and may be terminated by either party upon one month advanced written notice. The Company agrees to compensate Guo Wei Bin for services provided through the issuance of 300,000 new shares of common stock of the Company.

                 CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (Continued)

NOTE 8 - SUBSEQUENT EVENTS (Continued)

        On November 29, 2001 the Company entered into a consulting agreement with Lee Kit Bing. The Company agrees to appoint Lee Kit Bing as the consultant for the liaison with the setting up of the World Trade Center Clubs in the PRC and the continuation to liaise with relevant Chinese Officials. The agreement shall be for the term of 24 months and may be terminated by either party upon one month advanced written notice. The Company agrees to compensate Lee Kit Bing for services provided through the issuance of 2,000,000 new shares of common stock of the Company.

        On December 3, 2001 the Company entered into a consulting agreement with Wong Chi Ming. The Company agrees to appoint Wong Chi Ming as the consultant to provide Hong Kong corporate finance services. The agreement shall be for the term of 24 months and may be terminated by either party upon one month advanced written notice. The Company agrees to compensate Wong Chi Ming for services provided through the issuance of 2,000,000 new shares of common stock of the Company.

        On December 4, 2001 the Company entered into a consulting agreement with Kwok Shuk Man. The Company agrees to appoint Kwok Shuk Man as the consultant for the liaison with the relevant Chinese government officials in relation to the operations of the World Trade Center Clubs. The agreement shall be for the term of 24 months and may be terminated by either party upon one month advanced written notice. The Company agrees to compensate Kwok Shuk Man for services provided through the issuance of 300,000 new shares of common stock of the Company.