Form 10QSB
period 2001-12-31
CHINA WORLD TRADE CORP
filed 2002-03-19
CIK 1081834

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

__X_ Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At December 31, 2001 there were 23,822,800 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes _______         No       X
                       -------------

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of the Registrant required for this item at set forth below. The financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                         INDEPENDENT ACCOUNTANT'S REPORT


China World Trade Corporation
(A Development Stage Company)


        We have reviewed the accompanying balance sheets of China World Trade Corporation (a development stage company) as of December 31, 2001 and September 30, 2001, and the related statements of operations and cash flows for the three month periods ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

        Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
March 1, 2002

                                 China World Trade Corporation
                                 (A Development Stage Company)
                                        BALANCE SHEETS

                                                                December 30,    September 30,
                                                                    2001             2001
                                                               ---------------  --------------
Current Assets
  Cash and cash equivalents                                    $         1,132  $           43
  Other receivables                                                          -             362
                                                               ---------------  --------------
Total Current Assets                                                     1,132             405

Fixed Assets
   Website Development Cost                                            300,000               -
   Furniture and fixtures                                                    -           2,848
   Less: Accumulated depreciation                                            -          (1,994)
                                                               ---------------  --------------
Total Fixed Assets                                                     300,000             854
                                                               ---------------  --------------

        Total Assets                                           $       301,132  $        1,259
                                                               ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accrued Liabilities                                          $       114,048  $      185,040
  Notes Payable                                                        997,637         998,128
  Contractual Liabilites                                               180,000               -
  Due to related parties                                             1,652,005       1,522,654
                                                               ---------------  --------------

          Total Liabilities                                          2,943,690       2,705,822
                                                               ---------------  --------------

Minority Interest                                                            -              98
                                                               ---------------  --------------

Stockholders' Equity
Preferred stock (par value $0.001), 10,000,000 shares
  authorized, no shares issued at
  December 31, 2001 and September 30, 2001                                   -               -
Common stock (par value $0.001), 50,000,000 shares
  authorized, 29,051,520 and 23,822,800 shares issued at
  December 31, 2001 and September 30, 2001                              29,052          23,823
Common stock to be issued                                                   30              60
Capital in excess of par value                                       3,555,607       2,828,618
Deficit accumulated during development stage                        (6,227,247)     (5,557,162)
                                                               ---------------  --------------

          Total Stockholders' Equity                                (2,642,558)     (2,704,661)
                                                               ---------------  --------------

          Total Liabilities and Stockholders' Equity           $       301,132  $        1,259
                                                               ===============  ==============



                        See accompanying notes and accountants' report

                                 China World Trade Corporation
                                 (A Development Stage Company)
                                   STATEMENTS OF OPERATIONS

                                                                                    since
                                                                                 January 29,
                                                                                     1998
                                                For the three months ended       inception of
                                                       December 31,              development
                                             --------------------------------
                                                  2001              2000            stage
                                             ---------------   --------------   --------------
Revenues                                     $             -   $            -   $            -
                                             ---------------   --------------   --------------

Expenses
   Selling, general &
   administrative expenses                           668,127          157,495        2,646,110
                                             ---------------   --------------   --------------

Operating Loss                                      (668,127)        (157,495)      (2,646,110)
                                             ---------------   --------------   --------------

Other income (expense):
   Interest                                           (1,958)               -           (6,561)
   Write down of goodwill                                  -         (559,375)      (3,606,457)
                                             ---------------   --------------   --------------

Minority Interest                                          -           75,823           31,881
                                             ---------------   --------------   --------------

Loss before taxes                                   (670,085)        (641,047)      (6,227,247)
Income taxes                                               -                -                -
                                             ---------------   --------------   --------------

       Net Loss                              $      (670,085)  $     (641,047)  $   (6,227,247)
                                             ===============   ==============   ==============

Basic per Share Amounts
Net Income (Loss)                            $        (0.03)   $       (0.03)
                                             ===============   ==============












                        See accompanying notes and accountants' report

                          China World Trade Corporation
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                       Cumulative
                                                                                         since
                                                           For the Three            January 29, 1998
                                                            Months Ended              inception of
                                                            December 31,              development
                                                   ------------------------------
                                                        2001            2000             stage
                                                   --------------  --------------  ------------------
Cash Flows from Operating Activities:
  Cash paid to suppliers and employees             $      286,901  $      (33,685) $          (74,585)
                                                   --------------  --------------  ------------------
      Net cash used in operating activities               286,901         (33,685)            (74,585)
                                                   --------------  --------------  ------------------

Cash Flows from Investing Activities:
  Website development                                    (300,000)              -            (300,000)
  Investment in deferred development costs                      -               -              (6,000)
                                                   --------------  --------------  ------------------
      Net cash used by investing activities              (300,000)              -             306,000
                                                   --------------  --------------  ------------------

Cash Flows from Financing Activities:
  Proceeds from issuance of common stock                    2,700               -             342,879
  Proceeds from related party                                   -          34,612                   -
  Contributed capital from shareholders                    11,488               -              38,838
                                                   --------------  --------------  ------------------
      Net cash provided by financing activities            14,188          34,612             381,717
                                                   --------------  --------------  ------------------

Net change in cash and cash equivalents                     1,089             927               1,132
Cash and cash equivalents at beginning of year                 43             479                   -
                                                   --------------  --------------  ------------------
Cash and cash equivalents at end of year           $        1,132  $        1,406  $            1,132
                                                   ==============  ==============  ==================

                          China World Trade Corporation
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Continued)

                                                                                       Cumulative
                                                                                         since
                                                           For the Three            January 29, 1998
                                                            Months Ended              inception of
                                                            December 31,              development
                                                   ------------------------------
                                                        2001            2000             stage
                                                   --------------  --------------  ------------------

Reconciliation of Net Loss to Net Cash
 Used in Operating Activities:
Net loss                                           $     (670,085) $     (641,047) $       (6,227,247)
Adjustments used to reconcile net loss to Net cash
used in operating activities:
Depreciation                                                    -             142                 624
Loss on Investments                                             -               -               6,000
Goodwill writedown                                              -         559,375           3,606,457
(Increase) Decrease in rental deposits                          -         123,668             258,299
(Increase) Decrease in receivables                            362               -                 362
Fixed assets writedown                                        854               -                 854
Increase (Decrease) in accrued liabilities                (70,992)              -             556,861
Increase (Decrease) in notes payable                         (491)              -             997,637
Increase (Decrease) in contracted liabilites              180,000               -             180,000
Increase (Decrease) in accounts payable to officers             -               -              16,200
Increase (Decrease) in due to related parties             129,351               -            (213,219)
Stock issued for services                                 718,000               -             770,566
Stock issued for salaries                                       -               -               4,000
Minority Interest                                             (98)        (75,823)            (31,979)
                                                   --------------  --------------  ------------------

Net cash used in operating activities              $      286,901  $      (33,685) $          (74,585)
                                                   ==============  ==============  ==================

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

- On December 20, 2001, 568,720 shares of common stock were issued for website development costs.
- On August 14, 2000, 15,689,400 shares of common stock were issued to acquire Virtual Edge Limited and 34, 996,400 shares were canceled pursuant to a share exchange agreement.
- On October 18, 2000, 2,500,000 shares of common stock were issued to acquire 49% of Infotech Enterprises Limited pursuant to a share exchange agreement.




                 See accompanying notes and accountants' report

                 CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2001

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

Principles of Consolidation

        The consolidated financial statements include the accounts of China World Trade Corporation ("CWTC") and its wholly-owned subsidiaries:

o Virtual Edge Limited ("VEL"), a British Virgin Islands Company (100% owned by CWTC)
o Infotech Enterprises Limited ("Infotech"), a British Virgin Islands Company (49% owned by CWTC and 51% owned by VEL)
o Beijing World Trade Center Club ("BWTCC"), a People's Republic of China Company (75% owned by VEL)
o Guangzhou World Trade Centre Club Limited ("GWTCC"), a People's Republic of China Company (75% owned by VEL)

        The results of subsidiaries acquired during the year are consolidated from their effective dates of acquisition.

        All significant inter-company accounts and transactions have been eliminated.

                 CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2001
                                   (Continued)


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

                 CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2001
                                   (Continued)


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

        The reconciliations of the numerators and denominators of the basic EPS computations are as follows:

                 CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2001
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (continued)
--------------------------------------------------------------------

Net Loss per Common Share (Continued)

                                                                    Per-Share
                                      Loss           Shares          Amount
                                 --------------  --------------  ---------------
                                  (Numerator)      (Denominator)

                                  For the three months ended December 31, 2001
                                 -----------------------------------------------
Basic Loss per Share
Loss to common shareholders      $     (670,085)     24,470,008  $        (0.03)
                                 ==============  ==============  ===============

                                  For the three months ended December 31, 2000
                                 -----------------------------------------------
Basic Loss per Share
Loss to common shareholders      $     (641,047)     23,360,843  $        (0.03)
                                 ==============  ==============  ===============

NOTE 2 - INCOME TAXES

        The Company has accumulated tax losses estimated at $2,527,000 expiring in years beginning 2013. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. The amount of net operating loss carryforward available to offset future taxable income will be limited if there is a substantial change in ownership. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the net operating loss carry forward, the Company established a valuation allowance for the entire net deferred income tax asset as of September 30, 2000.

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

NOTE 4 - COMMITMENTS

        As of December 31, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

                 CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2001
                                   (Continued)

NOTE 5 - DEMAND NOTE

        On February 15, 2001 the Company entered into a promissory note with a third party in the amount of 60,000 with a 12% annual interest rate and is due upon demand. As of December 31, 2001 accrued principal and interest outstanding is 66,561.

NOTE 6 - RELATED PARTY TRANSACTIONS

(a)     Names and relationship of related parties
        Existing relationships with the Company
        Mr. Roy Wu                                 Vice President, Club Management and Director
        Mr. James Mak                              Director
        Mr. John H. W. Hui                         President, Chairman of the Board and Secretary
        Mr. Steven K. F. Hui                       Close family member of a director of the Company
        Mr. Alfred Or                              Chief Operating Office and Director
        Mr. David Jones                            Vice President, Information Technology
        Mr. Wai Tung Cheung                        Director
        Vast Opportunity Limited ("VOL")           Minority shareholder of a subsidiary
        Belford Enterprises Limited                A company in which a director of the
                                                   Company has beneficial interest
        Yes Mind Investments Limited               A shareholder of the Company
        Main Edge International Limited            Major shareholder of the Company
        PRC Partner                                PRC partner of a subsidiary

(b)     As of December 31, 2001, the Company owes the following amounts to related parties:


                                                                                      December 31,
                                                                                          2001
                                                                                   ------------------

Mr. James Mak                                                                      $           62,500
Mr. Roy Wu                                                                                     62,500
Mr. John H. W. Hui                                                                            588,631
Mr. Steven K.F. Hui                                                                            54,082
Mr. Alfred Or                                                                                 156,645
Belford Enterprises Limited                                                                    13,552
Main Edge International Limited                                                               695,976
PRC Partner                                                                                    18,119
                                                                                   ------------------

                                                                                   $        1,652,005
                                                                                   ==================

The amounts due to related parties represent unsecured advances which are interest-free and repayable on demand.

                 CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2001
                                   (Continued)

NOTE 7 - ACQUISITION OF SUBSIDIARIES

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

        On October 20, 2000, the 2000 Stock Option Plan was approved by the written consent of a majority of shareholders. The purpose of the plan is to attract, motivate and retain directors, officers and key employees and consultants through the use of long-term incentives which are tied to shareholder value. The plan provides for a maximum of 3,000,000 shares of common stock awarded under the plan. As of September 30, 2001 no options have been granted under the plan

NOTE 9 - AGREEMENTS

        On November 10, 2001, Virtual Edge Limited signed an agreement with Guangzhou City International Exhibition Company ("GCIEC") pursuant to which both parties agreed to form a new jointly controlled entity named Guangzhou World Trade Centre Club Limited ("GWTCC"). The total investment cost is $1,200,000 and the registered capital is $850,000. The company is responsible for providing
$1,200,000 in return to share 75% interest. GWTCC was been approved and registered with the Quangzhou Industrial and Commercial Administrative Management Bureau, the PRC, on December 29, 2001. The license granted for the operation of GWTCC is valid for a period of twenty years from December 2001 through to December 2021. GWTCC is still in development stage and is engaged in the establishment of a club located in Guangzhou, the PRC. The club will provide food and beverages, recreation, business center services, commercial and trading brokerage services to its members.

        On October 25, 2001, the Company signed on behalf of Infotech an agreement with CBIT Corporation Limited ("CBIT") whereby CBIT agrees to build a Business-to-Business Portal for the consideration of $300,000. 40% of the consideration was settled by the issuance of new shares of common stock with value equivalent to $120,000 (the "Consideration Shares"). The issue price of the Consideration Shares was calculated as the average closing price of the last 10 trading days before the agreement was signed. On December 30, 2001 the Company issued 568,720 shares as consideration and the corresponding asset and remaining liability have been booked.

                 CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2001
                                   (Continued)


        On November 27, 2001 the Company entered into a consulting agreement with Guo Wei Bin. The Company agrees to appoint Guo Wei Bin as the consultant for the liaison with the relevant Chinese government officials in relation to the operations of the World Trade Center Clubs. The agreement shall be for the term of 24 months and may be terminated by either party upon one month advanced written notice. The Company agreed to compensate Guo Wei Bin for services provided through the issuance of 300,000 new shares of common stock of the Company. On December 30, 2001 the Company issued these shares as consideration and the corresponding expense has been booked.

        On November 29, 2001 the Company entered into a consulting agreement with Lee Kit Bing. The Company agrees to appoint Lee Kit Bing as the consultant for the liaison with the setting up of the World Trade Center Clubs in the PRC and the continuation to liaise with relevant Chinese Officials. The agreement shall be for the term of 24 months and may be terminated by either party upon one month advanced written notice. The Company agreed to compensate Lee Kit Bing for services provided through the issuance of 2,000,000 new shares of common stock of the Company. On December 30, 2001 the Company issued these shares as consideration and the corresponding expense has been booked.

        On December 3, 2001 the Company entered into a consulting agreement with Wong Chi Ming. The Company agrees to appoint Wong Chi Ming as the consultant to provide Hong Kong corporate finance services. The agreement shall be for the term of 24 months and may be terminated by either party upon one month advanced written notice. The Company agreed to compensate Wong Chi Ming for services provided through the issuance of 2,000,000 new shares of common stock of the Company. On December 30, 2001 the Company issued these shares as consideration and the corresponding expense has been booked.

        On December 4, 2001 the Company entered into a consulting agreement with Kwok Shuk Man. The Company agrees to appoint Kwok Shuk Man as the consultant for the liaison with the relevant Chinese government officials in relation to the operations of the World Trade Center Clubs. The agreement shall be for the term of 24 months and may be terminated by either party upon one month advanced written notice. The Company agreed to compensate Kwok Shuk Man for services provided through the issuance of 300,000 new shares of common stock of the Company. On December 30, 2001 the Company issued these shares as consideration and the corresponding expense has been booked.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the three-month periods ended December 31, 2001 and 2000; and the Form 10-KSB filed by the Registrant for the year ended September 30, 2001. Special Note Regarding Forward-Looking Statements: Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company or its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

         Pursuant to the Share Exchange Agreement dated as of August 14, 2000, by us, Virtual Edge Limited ("VEL"), and Main Edge International Limited ("Main Edge"), Main Edge transferred all of the issued and outstanding shares of the capital stock of VEL to the Company in exchange of 1,961,175 shares of our pre-split common stock, representing approximately 75% of our outstanding shares of the common stock. As a result of an 8-for-1 forward split that was effective on 5th September 2000, Main Edge now holds 15,689,400 shares of our common stock.


RESULTS OF OPERATIONS

         The following table shows the selected audited and unaudited condensed consolidation income statement data of the Company and its subsidiaries for the three-month period ended December 31, 2000 and 2001. The data should be read in conjunction with the audited and unaudited Condensed Consolidated Financial Statements of the Company and related notes thereto.

                                                                      From inception
(Amounts in thousands US$)                 Three-month period        Jan 29, 1998 to
                                           ended December 31           Dec 31, 2001
                                        ------------------------       ----------
                                        2001                2000

Operating Revenue                       --                  --         --

Operating Expenses
   General     &     Administrative     (668)               (157)      (2,646)
                                        -----               -----      -------
   expenses

                                                                      From inception
(Amounts in thousands US$)                 Three-month period        Jan 29, 1998 to
                                           ended December 31           Dec 31, 2001
                                        ------------------------       ----------
                                        2001                2000

   Other Income (Expenses)              (2)                 --             (7)
   Write down on Goodwill               --                 (559)       (3,606)
                                        ----               -----       -------
Loss from Operations                    (670)              (716)       (6,259)

Minority Interest                       --                   76            32
                                        ----               -----       -------

Net Loss                                (670)               (641)      (6,227)



         OPERATING REVENUE

The Company is still in its development stage and there has been no operating revenue since inception on January 29, 1998 to December 31, 2001.

Our aim is to provide trade agency business linking companies in China and the rest of the world. We currently have three operating arms, namely the Beijing World Trade Center Club ("BWTCC"), Guangzhou World Trade Center Club ("GWTCC") and Infotech Enterprises Limited ("Infotech"). BWTCC will be engaged in the establishment of a business club located in Beijing and GWTCC is engaged in the operation with the business club in Guangzhou, the PRC. The GWTCC provides food and beverages, recreation, business center services, communication and information services, products exhibitions services, and commercial and trading brokerage services. Infotech will build a bilingual, English and Chinese, business-to-business portal.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by $511,000 or325% to $668,000 for
the   three-month   period  ended  December  31,  2001  from  $157,000  for  the corresponding period in 2000. The increase was mainly due to:

i) Professional Fees: Professional fees increased by US$598,000 for the three-month period ended December 31, 2001, compared to none for the same corresponding period in year 2000. These professional fees were paid to hire consultants to act as liaison with the Chinese government and to provide different corporate finance services for the development of the World Trade Center Clubs.

ii)      General   and   Administrative:   The   increase  of  the  general  and
         administrative expenses was partially offset by the decrease in legal expenses, audit fees and other listing company's compliance fees.

iii) Goodwill: There were no accounting entry for goodwill during the three-month period ended December 31, 2001, compared to an entry in the amount of US$559,000 for the same corresponding period in year 2000.

FINANCIAL INCOME/(EXPENSES), NET

Financial expenses were approximately US$2,000 for the three-month period ended December 31, 2001, compares to none for the same corresponding period in year 2000.


INCOME TAXES

The Company is still at it development stage and did not generate any revenue nor income for period since inception to December 31, 2001. Thus, no income taxes incurred for the reporting periods.


LIQUIDITY AND CAPITAL RESOURCES

Virtual  Edge  Limited,  our  wholly  owned  subsidiary,   underwent  a  capital
restructuring in May 2000 in which long-team debt was partly reduced in the amount of US$2.5 million by new issuance of share capital in the same amount.

There has been no other significant change in financial condition and liquidity since inception on January 29, 1998 to December 31,2001. We believe that the level of financial resources is a significant factor for our future development and accordingly may choose at any time to raise capital through debt or equity financing to strengthen its financial position, facilitate growth and provide us with additional flexibility to take advantage of business opportunities.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      None

         (b) No reports on Form 8-K were filed by the Company for the quarter ended December 31, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  CHINA WORLD TRADE CORPORATION

By:/s/                                            JOHN H.W. HUI
---------                                         -------------
                                                  John H.W. Hui, President

Date:    March __, 2002