Form 10QSB
period 2002-03-31
CHINA WORLD TRADE CORP
filed 2002-06-25
CIK 1081834

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

__X_ Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

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

Applicable only to corporate issuers.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 31, 2002 there were 29,051,520 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes          No       X

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

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


China World Trade Corporation
(A Development Stage Company)


        We have reviewed the accompanying balance sheets of China World Trade Corporation (a development stage company) as of March 31, 2002 and September 30, 2001, and the related statements of operations for the three and six month periods ended March 31, 2002 and 2001, and cash flows for the six month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                   /s/ Robison, Hill & Co
                                                   Certified Public Accountants

Salt Lake City, Utah
June 18, 2002

                                China World Trade Corporation
                                (A Development Stage Company)
                                        BALANCE SHEETS

                                                                  March 31,     September 30,
                                                                    2002             2001
                                                               ---------------  --------------
Current Assets
  Cash and cash equivalent                                     $         1,169  $           43
  Other receivables                                                          -             362
                                                               ---------------  --------------
Total Current Assets                                                     1,169             405

Fixed Assets
   Website Development Cost                                            300,000               -
   Furniture and fixtures                                                  576           2,848
   Less: Accumulated depreciation                                            -          (1,994)
                                                               ---------------  --------------
Total Fixed Assets                                                     300,576             854
                                                               ---------------  --------------

        Total Assets                                           $       301,745  $        1,259
                                                               ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accrued Liabilities                                          $       110,142  $      185,040
  Notes Payable                                                        999,653         998,128
  Contractual Liabilites                                               180,000               -
  Due to related parties                                             1,777,065       1,522,654
                                                               ---------------  --------------

          Total Liabilities                                          3,066,860       2,705,822
                                                               ---------------  --------------

Minority Interest                                                            -              98
                                                               ---------------  --------------

Stockholders' Equity
Preferred stock (par value $0.001), 10,000,000 shares
  authorized, no shares issued at
  March 31, 2002 and September 30, 2001                                      -               -
Common stock (par value $0.001), 50,000,000 shares
  authorized, 29,051,520 and 23,822,800 shares issued at
  March 31, 2002 and September 30, 2001                                 29,052          23,823
Common stock to be issued                                                   60              60
Capital in excess of par value                                       3,573,914       2,828,618
Deficit accumulated during development stage                        (6,368,141)     (5,557,162)
                                                               ---------------  --------------

          Total Stockholders' Equity                                (2,765,115)     (2,704,661)
                                                               ---------------  --------------

          Total Liabilities and Stockholders' Equity           $       301,745  $        1,259
                                                               ===============  ==============

                 See accompanying notes and accountants' report

                                       China World Trade Corporation
                                       (A Development Stage Company)
                                          STATEMENTS OF OPERATIONS


                                                                                              Cumulative
                                                                                                 since
                                                                                           January 29, 1998
                                For the three months ended     For the six months ended      inception of
                                        March 31,                      March 31,              development
                              ------------------------------ -----------------------------
                                   2002           2001            2002           2001            stage
                              ------------------------------ -------------- -------------- -----------------
Revenues                      $              -  $          - $            - $            - $               -
                              ------------------------------ -------------- -------------- -----------------

Expenses
   Selling, general &
   administrative expenses            138,878         84,919        807,005        242,414         2,646,110
                              ------------------------------ -------------- -------------- -----------------

Operating Loss                       (138,878)       (84,919)      (807,005)      (242,414)       (2,646,110)
                              ------------------------------ -------------- -------------- -----------------

Other income (expense):
   Interest                            (2,016)                       (3,974)             -            (6,561)
   Write down of goodwill                   -              -              -       (559,375)       (3,606,457)
                              ------------------------------ -------------- -------------- -----------------

Minority Interest                           -         74,044              -        149,867            31,881
                              ------------------------------ -------------- -------------- -----------------

Loss before taxes                    (140,894)       (10,875)      (810,979)      (651,922)       (6,227,247)
Income taxes                                -              -                             -                 -
                              ------------------------------ -------------- -------------- -----------------

       Net Loss               $      (140,894)$       (10,875)$     (810,979)$     (651,922)$      (6,227,247)
                              ============================== ============== ============== =================

Basic per Share Amounts
Net Income (Loss)             $         (0.01)$            - $        (0.03) $       (0.03)
                              ============================== ============== ==============










                 See accompanying notes and accountants' report

                          China World Trade Corporation
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                       Cumulative
                                                                                         since
                                                            For the Six             January 29, 1998
                                                            Months Ended              inception of
                                                             March 31,                development
                                                   ------------------------------
                                                        2002            2001             stage
                                                   --------------  --------------  ------------------
Cash Flows from Operating Activities:
  Cash paid to suppliers and employees             $      268,601  $     (126,754) $          (92,885)
                                                   --------------  --------------  ------------------
      Net cash used in operating activities               268,601        (126,754)            (92,885)
                                                   --------------  --------------  ------------------

Cash Flows from Investing Activities:
  Website development                                    (300,000)                           (300,000)
  Investment in deferred development costs                      -               -              (6,000)
                                                   --------------  --------------  ------------------
      Net cash used by investing activities              (300,000)              -            (306,000)
                                                   --------------  --------------  ------------------

Cash Flows from Financing Activities:
  Proceeds from issuance of common stock                    2,730               -             342,909
  Proceeds from related party                                   -         126,332                   -
  Contributed capital from shareholders                    29,795               -              57,145
                                                   --------------  --------------  ------------------
      Net cash provided by financing activities            32,525         126,332             400,054
                                                   --------------  --------------  ------------------

Net change in cash and cash equivalents                     1,126            (422)              1,169
Cash and cash equivalents at beginning of year                 43             479                   -
                                                   --------------  --------------  ------------------
Cash and cash equivalents at end of year           $        1,169  $           57  $            1,169
                                                   ==============  ==============  ==================

                          China World Trade Corporation
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                       Cumulative
                                                                                         since
                                                            For the Six             January 29, 1998
                                                            Months Ended              inception of
                                                             March 31,                development
                                                   ------------------------------
                                                        2002            2001             stage
                                                   --------------  --------------  ------------------


Reconciliation of Net Loss to Net Cash
 Used in Operating Activities:
Net loss                                           $     (810,979) $     (651,922) $       (6,368,141)
Adjustments used to reconcile net loss to Net cash
used in operating activities:

Depreciation                                                    -             286                 624
Loss on Investments                                             -               -               6,000
Goodwill writedown                                              -         559,375           3,606,457
(Increase) Decrease in rental deposits                          -               -             258,299
(Increase) Decrease in receivables                            362               -                 362
Fixed assets writedown                                        278               -                 278
Increase (Decrease) in accrued liabilities                (74,898)        115,374             552,955
Increase (Decrease) in notes payable                        1,525               -             999,653
Increase (Decrease) in contracted liabilities             180,000               -             180,000
Increase (Decrease) in accounts payable to officers             -               -              16,200
Increase (Decrease) in due to related parties             254,411               -             (88,159)
Stock issued for services                                 718,000               -  770,566
                                                                                   -------
Stock issued for salaries                                       -               -               4,000
Minority Interest                                             (98)       (149,867)            (31,979)

                                                   --------------  --------------  ------------------

Net cash used in operating activities              $      268,601  $     (126,754) $          (92,885)
                                                   ==============  ==============  ==================

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



                 See accompanying notes and accountants' report

                        CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                                (A Development Stage Company)
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2002 AND 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

        This summary of accounting policies for China World Trade Corporation is presented to assist in understanding the Company' financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Statements

        The unaudited financial statements as of March 31, 2002 and 2001 for the three and six month periods then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                        CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                                (A Development Stage Company)
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                         (Continued)

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

                        CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                                (A Development Stage Company)
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                         (Continued)

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

Net Loss per Common Share

        There are no dilutive potential common stock equivalents for 2002 and 2001 and are thus not considered.

        The reconciliations of the numerators and denominators of the basic EPS computations are as follows:

                        CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                                (A Development Stage Company)
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                         (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (continued)
--------------------------------------------------------------------

Net Loss per Common Share (Continued)


                                                                    Per-Share
                                      Loss           Shares          Amount
                                 --------------  --------------  ---------------
                                  (Numerator)      (Denominator)

                                    For the three months ended March 31, 2002
                                 -----------------------------------------------
Basic Loss per Share
Loss to common shareholders      $     (140,894)     26,442,490  $        (0.01)
                                 ==============  ==============  ===============

                                     For the six months ended March 31, 2002
                                 -----------------------------------------------
Basic Loss per Share
Loss to common shareholders      $     (810,979)     26,442,490  $        (0.03)
                                 ==============  ==============  ===============

                                    For the three months ended March 31, 2001
                                 -----------------------------------------------
Basic Loss per Share
Loss to common shareholders      $      (10,875)     23,822,800  $         0.00
                                 ==============  ==============  ===============

                                     For the six months ended March 31, 2001
                                 -----------------------------------------------
Basic Loss per Share
Loss to common shareholders      $     (651,922)     23,587,993  $        (0.03)
                                 ==============  ==============  ===============

NOTE 2 - INCOME TAXES

        The Company has accumulated tax losses estimated at $2,668,000 expiring in years beginning 2013. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. The amount of net operating loss carryforward available to offset future taxable income will be limited if there is a substantial change in ownership. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the net operating loss carry forward, the Company established a valuation allowance for the entire net deferred income tax asset as of September 30, 2001.

                        CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                                (A Development Stage Company)
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                         (Continued)

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

NOTE 4 - COMMITMENTS

        As of March 31, 2002 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - DEMAND NOTE

        On February 15, 2001 the Company entered into a promissory note with a third party in the amount of 60,000 with a 12% annual interest rate and is due upon demand. As of December 31, 2001 accrued principal and interest outstanding is 66,561.

                        CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                                (A Development Stage Company)
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                         (Continued)

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

(b) As of March 31, 2002, the Company owes the following amounts to related parties:

                                                                                       March 31,
                                                                                          2002
                                                                                   ------------------

Mr. James Mak                                                                      $           75,000
Mr. Roy Wu                                                                                     75,000
Mr. John H. W. Hui                                                                            684,161
Mr. Steven K.F. Hui                                                                            54,082
Mr. Alfred Or                                                                                 156,645
Belford Enterprises Limited                                                                    13,552
Main Edge International Limited                                                               695,976
PRC Partner                                                                                    22,649
                                                                                   ------------------

                                                                                   $        1,777,065
                                                                                   ==================

The amounts due to related parties represent unsecured advances which are interest-free and repayable on demand.

                        CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                                (A Development Stage Company)
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                         (Continued)

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

        On October 25, 2001, the Company signed on behalf of Infotech an agreement with CBIT Corporation Limited ("CBIT") whereby CBIT agrees to build a Business-to-Business Portal for the

                        CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                                (A Development Stage Company)
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                         (Continued)

NOTE 9 - AGREEMENTS (Continued)

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

        On December 4, 2001 the Company entered into a consulting agreement with Kwok Shuk Man. The Company agrees to appoint Kwok Shuk Man as the consultant for the liaison with the relevant Chinese government officials in relation to the operations of the World Trade Center Clubs. The agreement shall be for the term of 24 months and may be terminated by either party upon one month advanced written notice. The Company agreed to compensate Kwok Shuk Man for services

                        CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                                (A Development Stage Company)
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                         (Continued)

NOTE 9 - AGREEMENTS (Continued)

provided through the issuance of 300,000 new shares of common stock of the Company. On December 30, 2001 the Company issued these shares as consideration and the corresponding expense has been booked.

NOTE 10 - SUBSEQUENT EVENTS

        On June 3, 2002 the Board of Directors approved a reverse stock split by a factor of 30-to-1. These financial statements do not reflect this reverse stock split.

        On May 1, 2002 the Company entered into a consulting agreement with Mr. Bernard Chan. Mr Chan agrees to be a liaison with US SEC attorney, independent auditor, and public relations. He also agrees to assist with the compilation and preparation of financial projections and assist in the Companies business activities and operations. In return the Company agrees to pay $1,250 per month, issue stock worth $5,000 per month as determined by the closing price of the Company on the last trading day of the preceding month. This agreement shall be for a term of twelve months and automatically renew for an additional twelve months, unless notice is given by either party one month prior to renewal.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the three-month periods ended March 31, 2002 and 2000; and the Form 10-KSB filed by the Registrant for the year ended September 30, 2001.
CHINA WORLD TRADE CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

OVERVIEW

        Pursuant to the Share Exchange Agreement dated as of August 14, 2000, between the Company Virtual Edge Limited ("VEL"), and Main Edge International Limited ("Main Edge"), Main Edge transferred all of the issued and outstanding shares of the capital stock of VEL to the Company in exchange of 1,961,175 shares of our pre-split common stock, representing approximately 75% of our outstanding shares of the common stock. As a result of an 8-for-1 forward split that was effective on 5th September 2000, Main Edge now holds 15,689,400 shares of our common stock.


RESULTS OF OPERATIONS

         The following table shows the selected audited and unaudited condensed consolidation income statement data of the Company and its subsidiaries for the three-month period and six-month period ended March 31, 2001 and 2002. The data should be read in conjunction with the audited and unaudited Condensed Consolidated Financial Statements of the Company and related notes thereto.

                                         Three months ended          Six months ended           Fr. Inception
(Amounts in thousands US$)                   March 31,                   March 31,               to March 31,
                                                                                                         2002
                                             2002         2001          2002           2001

Operating Revenue                             ---          ---           ---            ---               ---

Operating Expenses
   General & Admin Exp.                     (139)         (85)         (807)          (242)           (2,646)
                                            -----         ----         -----          -----           -------

Loss from Operations                        (139)         (85)         (807)          (242)           (2,646)

Interest                                      (2)          ---           (4)            ---               (7)
Write down of Goodwill                        ---          ---           ---          (559)           (3,606)

Minority interest                             ---           74           ---            149                32
                                              ---           --           ---            ---                --

Net Loss                                    (141)         (11)         (811)          (652)           (6,227)

OPERATING REVENUE

         The Company is still in its development stage and there has been no operating revenue since inception on January 29, 1998 to March 31, 2002.

         The Company plan is to provide and to operate trade center clubs (the "Clubs") where members can relax, entertain and meet potential business partners in person, or via video conferencing facilities. The Clubs will also operate a Business Consultation and Fulfillment and Logistics Counseling Service via a twenty-four hour seven day-a-week call center managed by business professionals experienced in the China trade business.

         We currently have three operating divisions namely the Beijing World Trade Center Club ("BWTCC"), Guangzhou World Trade Center Club ("GWTCC") and Infotech Enterprises Limited ("Infotech"). BWTCC will be engaged in the establishment of a business club located in Beijing and GWTCC will be engaged in the operation of the business club in Guangzhou, the PRC. The GWTCC will provide food and beverages, recreation, business center services, communication and information services, products exhibitions services, and commercial and trading brokerage services. Through Infotech the Company plans to build what it believes is the first Chinese and English Business-to-Business portal-ChinaWTC.com. This will be an integrated business and consumer portal that is fast and user friendly. The portal will utilize advanced customer relations management techniques that utilize meta-data analysis to provide one-to-one marketing service to users.


Three-Month Period Ended March 31, 2002 Compared to Three-Month Period Ended March 31, 2001

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased by $54,000 or 63.5% to $139,000 for the three-month period ended March 31, 2002 from $85,000 for the corresponding period in 2001. The increase was mainly due to:

i) Management Fee and Staff Salaries: Management fee and staff salaries increased by $32,400 or 76.2% to $74,900 for the three-month period ended March 31, 2002 from $42,500 for the same corresponding period in 2001. The increase was primarily due to the additional fees payable to the directors for increase involvement in the business development of the Company.

ii) Promotional and Website design Expenses: Promotional and website design related expenses increased by $13,800 for the three-month period ended March 31, 2002, as compared to none for the same corresponding period in 2001. These expenses were spent on promoting the corporate image as well as round up costs related to the result of GWTCC.

FINANCIAL INCOME/(EXPENSES), NET

         There was no financial expense for the three-month period ended March 31, 2002.


INCOME TAXES

         The Company is still at it development stage and did not generate any revenue nor income for period since inception to March 31, 2002. Thus, no income taxes incurred for the reporting periods.


LIQUIDITY AND CAPITAL RESOURCES

         Virtual Edge Limited, our wholly owned subsidiary, underwent a capital restructuring in May 2000 in which long-team debt was partly reduced in the amount of US$2.5 million by new issuance of share capital in the same amount.

         As the Company has begun its principal operations and as is common with a development stage company, the Company has recurring losses. Continuation of the company as a going concern is dependent upon obtaining the additional working capital necessary to be successful in our planned activities. Management is currently seeking to rise additional funding in the form of equity or debt, or a combination thereof. However, there is no guarantee that the Company will raise sufficient capital to execute its business plan. To the extent that the company is unable to raise sufficient capital, its business plan will require substantial modification and its operations may be curtailed.

Six-Month Period Ended March 31, 2002 Compared to Six-Month Period Ended March 31, 2001

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased by $565,000 or 233.5% to $807,000 for the six-month period ended March 31, 2002 from $242,000 for the corresponding period in 2001. The increase was mainly due to:

i) Professional Fee: Professional fee increased by US$598,000 for the six-month period ended March 31, 2002. These professional fee were paid last quarter in the form of stock to hire consultants to act as liaisons with the Chinese government and to provide different corporate financing services for the development of the Clubs.

The increase was partly offset by the following expenses:

i) Travel and Accommodation Expenses: Travel and accommodation related expenses decreased by $49,000 or 93.1% to $3,500 for the six-month period ended March 31, 2002 from $52,600 for the same corresponding period in 2001. The decrease was primarily due to Management's decision to trim such costs.

ii) Entertainment Expenses: Entertainment expenses decreased by $18,000 or 80.6% to $4,400 for the six-month period ended March 31, 2002 from $22,700 for the same corresponding period in 2001. The decrease was primarily due to the Management's decision to trim such costs.


FINANCIAL INCOME/(EXPENSES), NET

         There was no financial expense for the six-month period ended March 31, 2002.


INCOME TAXES

         The Company is still at it development stage and did not generate any revenue nor income for period since inception to March 31, 2002. Thus, no income taxes incurred for the reporting periods.

                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         None.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On June 3, 2002 the Board of Directors approved a reverse stock split by a factor of 30-to-1.

         On May 1, 2002 the Company entered into a consulting agreement with Mr. Bernard Chan for which the Company will issue shares of its common stock equal to $5,000 per month as determined by the closing price of the Company on the last trading day of the preceding month. This agreement shall be for a term of twelve months.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On June 3, 2002, a majority of the security holders approved a 30:1 reverse stock split.

Item 5.  OTHER INFORMATION

         On May 22, 2002, Mr. Cheung Wai Tung, an independent director of the Company resigned for the Board of Directors. The position on the Board of Directors has not been filled.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              None

         (b)  Reports on Form 8-K:

               None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                CHINA WORLD TRADE CORPORATION


                                                      /s/ John H. W. Hui
                                                     --------------------------
                                               Name:  John H.W. Hui
                                               Title:  President

Date:    June 24, 2002