Form 10QSB
period 2002-06-30
CHINA WORLD TRADE CORP
filed 2002-08-30
CIK 1081834

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

__X_ Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

_____ Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to __________.

Commission File No.:  ________

                          CHINA WORLD TRADE CORPORATION
                     (Name of small business in its charter)


                   Nevada                            87-0629754
  (State or other Jurisdiction of Incorporation)(IRS Employer Id. No.)

                                    4th Floor

                         Goldlion Digital Network Center

                               138 Tiyu Road East

                                Tianhe, Guangzhon

                                 The PRC 510620

                     (Address of Principal Office)(Zip Code)

                      Issuer's telephone number:011-852-988-26818

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At June 30, 2002 there were 29,051,520 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes _______      No     X
                    ---------

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

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                         INDEPENDENT ACCOUNTANT'S REPORT


China World Trade Corporation
(A Development Stage Company)


        We have reviewed the accompanying balance sheets of China World Trade Corporation (a development stage company) as of June 30, 2002 and September 30, 2001, and the related statements of operations for the three and nine month periods ended June 30, 2002 and 2001, and cash flows for the nine month periods ended June 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted

                                                   /s/ Robison, Hill & Co.
                                                   Certified Public Accountants

Salt Lake City, Utah
August 19, 2002

                                China World Trade Corporation
                                (A Development Stage Company)
                                        BALANCE SHEETS

                                                                  June 30,      September 30,
                                                                    2002             2001
                                                               ---------------  --------------
Current Assets
  Cash and cash equivalent                                     $         1,124  $           43
  Other receivables                                                        121             362
                                                               ---------------  --------------
Total Current Assets                                                     1,245             405

Fixed Assets

   Website Development Cost                                            300,000               -
   Furniture and fixtures                                                  836           2,848
   Less: Accumulated depreciation                                      (15,000)         (1,994)
                                                               ---------------  --------------
Total Fixed Assets                                                     285,836             854
                                                               ---------------  --------------

        Total Assets                                           $       287,081  $        1,259

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
  Accrued Liabilities                                          $       120,413  $      185,040
  Notes Payable                                                      1,094,737         998,128
  Contractual Liabilites                                               180,000               -
  Current Portion of Deferred Income                                       830               -
  Due to related parties                                             1,856,054       1,522,654
                                                               ---------------  --------------
  Total Current Liabilities                                          3,252,034               -

Long Term Liabilities

  Long-Term Deferred Income                                              8,354               -
                                                               ---------------  --------------

          Total Liabilities                                          3,260,388       2,705,822
                                                               ---------------  --------------

Minority Interest                                                            -              98
                                                               ---------------  --------------
Stockholders' Equity
Preferred stock (par value $0.001), 10,000,000 shares
  authorized, no shares issued at
  June 30, 2002 and September 30, 2001                                       -               -
Common stock (par value $0.001), 50,000,000 shares
  authorized, 29,051,520 and 23,822,800 shares issued at
  June 30, 2002 and September 30, 2001                                  29,052          23,823
Common stock to be issued                                                  560              60
Capital in excess of par value                                       3,555,156       2,828,618
Deficit accumulated during development stage                        (6,558,075)     (5,557,162)
                                                               ---------------  --------------

          Total Stockholders' Equity                                (2,973,307)     (2,704,661)
                                                               ---------------  --------------

          Total Liabilities and Stockholders' Equity           $       287,081  $        1,259
                                                               ===============  ==============

                        See accompanying notes and accountants' report

                                       China World Trade Corporation
                                       (A Development Stage Company)
                                          STATEMENTS OF OPERATIONS

                                                                                              Cumulative
                                                                                                 since
                                                                                           January 29, 1998
                                For the three months ended     For the nine months ended     inception of
                                         June 30,                      June 30,               development
                              ------------------------------ -----------------------------
                                   2002           2001            2002           2001            stage
                              --------------- -------------- -------------- -------------- -----------------
Revenues                      $           328 $            - $          328 $            - $             328
                              --------------- -------------- -------------- -------------- -----------------

Expenses
   Selling, general &

   administrative expenses            188,190        212,058        995,195        454,472         2,973,178
                              --------------- -------------- -------------- -------------- -----------------

Operating Loss                       (187,862)      (212,058)      (994,867)      (454,472)       (2,972,850)
                              --------------- -------------- -------------- -------------- -----------------

Other income (expense):
   Interest                            (2,072)        (2,703)        (6,046)        (2,703)          (10,649)
   Write down of goodwill                   -              -              -       (559,375)       (3,606,457)
                              --------------- -------------- -------------- -------------- -----------------

Minority Interest                           -         14,820              -        164,687            31,881
                              --------------- -------------- -------------- -------------- -----------------

Loss before taxes                    (189,934)      (199,941)    (1,000,913)      (851,863)       (6,558,075)
Income taxes                                -              -              -              -                 -
                              --------------- -------------- -------------- -------------- -----------------

       Net Loss               $      (189,934)$     (199,941)$   (1,000,913)$     (851,863)$      (6,558,075)
                              =============== ============== ============== ============== =================

Basic per Share Amounts

Net Income (Loss)             $        (0.01)$        (0.01) $       (0.04) $       (0.04)
                              ============== =============== ============== ==============












                               See accompanying notes and accountants' report

                          China World Trade Corporation
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                       Cumulative
                                                                                         since
                                                            For the Nine            January 29, 1998
                                                            Months Ended              inception of
                                                              June 30,                development
                                                   ------------------------------
                                                        2002            2001             stage
                                                   --------------  --------------  ------------------
Cash Flows from Operating Activities:
  Cash paid to suppliers and employees             $      298,381  $     (209,539) $          (63,105)
                                                   --------------  --------------  ------------------
      Net cash used in operating activities               298,381        (209,539)            (63,105)
                                                   --------------  --------------  ------------------

Cash Flows from Investing Activities:
  Website development                                    (300,000)              -            (300,000)
  Investment in deferred development costs                      -               -              (6,000)
                                                   --------------  --------------  ------------------
      Net cash used by investing activities              (300,000)              -            (306,000)
                                                   --------------  --------------  ------------------

Cash Flows from Financing Activities:
  Proceeds from issuance of common stock                    2,700               -             342,879
  Proceeds from related party                                   -         209,114                   -
  Contributed capital from shareholders                         -               -              27,350
                                                   --------------  --------------  ------------------
      Net cash provided by financing activities             2,700         209,114             370,229
                                                   --------------  --------------  ------------------

Net change in cash and cash equivalents                     1,081            (425)              1,124
Cash and cash equivalents at beginning of year                 43             479                   -
                                                   --------------  --------------  ------------------
Cash and cash equivalents at end of year           $        1,124  $           54  $            1,124
                                                   ==============  ==============  ==================

                          China World Trade Corporation
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                       Cumulative
                                                                                         since
                                                            For the Nine            January 29, 1998
                                                            Months Ended              inception of
                                                              June 30,                development
                                                   ------------------------------
                                                        2002            2001             stage
                                                   --------------  --------------  ------------------


Reconciliation of Net Loss to Net Cash
 Used in Operating Activities:
Net loss                                           $   (1,000,913) $     (851,863) $       (6,558,075)
Adjustments used to reconcile net loss to Net cash
used in operating activities:
Depreciation                                               15,000             427  15,624
Loss on Investments                                             -               -               6,000
Goodwill writedown                                              -         559,375           3,606,457
(Increase) Decrease in rental deposits                          -               -             258,299
(Increase) Decrease in receivables                           (241)              -                (241)
Increase (Decrease) in accrued liabilities                (64,627)        184,506             563,266
Increase (Decrease) in notes payable                       96,609          62,703           1,094,737
Increase (Decrease) in contracted liabilities             180,000               -             180,000
Increase (Decrease) in accounts payable to officers             -               -              16,200
Increase (Decrease) in accounts payable to officers         9,184               -               9,184
Increase (Decrease) in due to related parties             333,400               -              (9,170)
Stock issued for services                                 729,969               -             782,535
Stock issued for salaries                                       -               -               4,000
Minority Interest                                               -        (164,687)            (31,881)
                                                   --------------  --------------  ------------------

Net cash used in operating activities              $      298,381  $     (209,539) $          (63,105)
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







                 See accompanying notes and accountants' report

                        CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                                (A Development Stage Company)
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2002 AND 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

        This summary of accounting policies for China World Trade Corporation is presented to assist in understanding the Company' financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Statements

        The unaudited financial statements as of June 30, 2002 and 2001 for the three and nine month periods then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                        CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                                (A Development Stage Company)
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                                         (Continued)

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

                        CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                                (A Development Stage Company)
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                                         (Continued)

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

        The reconciliations of the numerators and denominators of the basic EPS computations are as follows:

                        CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                                (A Development Stage Company)
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                         (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (continued)
--------------------------------------------------------------------

Net Loss per Common Share (Continued)

                                                                    Per-Share

                                      Loss           Shares          Amount
                                 --------------  --------------  ---------------
                                  (Numerator)      (Denominator)

                                    For the three months ended June 30, 2002
                                 -----------------------------------------------
BASIC LOSS PER SHARE
Loss to common shareholders      $     (189,934)     29,511,690  $        (0.01)
                                 ==============  ==============  ===============

                                     For the nine months ended June 30, 2002
                                 -----------------------------------------------
BASIC LOSS PER SHARE
Loss to common shareholders      $   (1,000,913)     27,474,840  $        (0.04)
                                 ==============  ==============  ===============

                                    For the three months ended June 30, 2001
                                 -----------------------------------------------
BASIC LOSS PER SHARE
Loss to common shareholders      $     (199,941)     23,822,800  $        (0.01)
                                 ==============  ==============  ===============

                                     For the nine months ended June 30, 2001
                                 -----------------------------------------------
BASIC LOSS PER SHARE
Loss to common shareholders      $     (851,863)     23,822,800  $        (0.04)
                                 ==============  ==============  ===============

NOTE 2 - INCOME TAXES

        The Company has accumulated tax losses estimated at $2,906,202 expiring in years beginning 2013. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. The amount of net operating loss carryforward available to offset future taxable income will be limited if there is a substantial change in ownership. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the net operating loss carry forward, the Company established a valuation allowance for the entire net deferred income tax asset as of September 30, 2001.

                        CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                                (A Development Stage Company)
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                                         (Continued)

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

NOTE 4 - COMMITMENTS

        As of June 30, 2002 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - DEMAND NOTE

        On February 15, 2001 the Company entered into a promissory note with a third party in the amount of 60,000 with a 12% annual interest rate and is due upon demand. As of June 30, 2001 accrued principal and interest outstanding is 70,655.

                        CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                                (A Development Stage Company)
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                                         (Continued)

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

(b) As of June 30, 2002, the Company owes the following amounts to related parties:

                                                                                        June 30,
                                                                                          2002
                                                                                   ------------------
Mr. James Mak                                                                      $           87,500
Mr. Roy Wu                                                                                     87,500
Mr. John H. W. Hui                                                                            733,621
Mr. Steven K.F. Hui                                                                            54,082
Mr. Alfred Or                                                                                 156,645
Belford Enterprises Limited                                                                    13,552
Main Edge International Limited                                                               695,976
PRC Partner                                                                                    27,178
                                                                                   ------------------

                                                                                   $        1,856,054
                                                                                   ==================

The amounts due to related parties represent unsecured advances which are interest-free and repayable on demand.

                        CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                                (A Development Stage Company)
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                                         (Continued)

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

                        CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                                (A Development Stage Company)
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                                         (Continued)

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

                        CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                                (A Development Stage Company)
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                                         (Continued)

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

NOTE 10 - STOCK SPLIT

        On June 3, 2002 the Board of Directors approved a reverse stock split by a factor of 30-to-1. This stock split has not been enacted as of June 30, 2002 and therefore has not been reflected in the accompanying financial statements.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF

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

RESULTS OF OPERATIONS

        The following table shows the selected audited and unaudited condensed consolidation income statement data of the Company and its subsidiaries for the three-month period and nine-month period ended June 30, 2001 and 2002. The data should be read in conjunction with the audited and unaudited Condensed Consolidated Financial Statements of the Company and related notes thereto.

                                  Three months ended   Nine months ended         Fr. Inception to
(AMOUNTS IN THOUSANDS US$)             June 30,        June 30,                    June 30, 2002

                                      2002  2001       2002         2001

Operating Revenue                      0.3  ---        0.3          ---          0.3

Operating Expenses

General & Admin Exp.                  (188)  (212)      (995)        (454)        (2,973)
                                     -----

Loss from Operations                 (188)  (212)      (995)        (454)        (2,973)

Interest                               (2)  (3)        (6)          (3)          (11)
Write down of Goodwill                 ---  ---        ---          (559)        (3,606)

Minority interest                        0  15         0            165          32
                                         -

Net Loss                             (190)  (200)      (1,001)      (851)        (6,558)


        OPERATING REVENUE

The Company has started to recruit members through its subsidiary Guangzhou World Trade Center Club located in Guangdong Province, the PRC since June 2002. The amount of $328 was new member subscription fees for the three-month and nine-month periods ended June 30, 2002, compared to none for the same periods in year 2001.

Our aim is to continue to provide trade agency business linking companies in China and the rest of the world. We currently have three operating arms, namely the Beijing World Trade Center Club ("BWTCC"), Guangzhou World Trade Center Club ("GWTCC") and Infotech Enterprises Limited ("Infotech"). BWTCC will be engaged in the establishment of a business club located in Beijing and GWTCC is engaged in the operation with the business club in Guangzhou, the PRC. The GWTCC provides food and beverages, recreation, business center services, communication and information services, products exhibitions services, and commercial and trading brokerage services. Infotech will build a bilingual, English and Chinese, business-to-business portal.

Three-Month Period Ended March 31, 2002 Compared to Three-Month Period Ended March 31, 2001

GENERAL AND ADMINISTRATIVE EXPENSES

General and  administrative  expenses  decreased by $24,000 or 11.0% to $188,000
for  the  three-month   period  ended  June  30,  2002  from  $212,000  for  the
corresponding period in 2001. The decrease was mainly due to:

i) Hotel Expenses: The Company incurred no hotel expenses for the three month period ended June 30, 2002, compared to $33,000 for the same corresponding period in 2001, a decrease of $33,000. These expenses were reduced as a result of trimming travel related expenses by the Company.

The above expenses were partially offset by the increase in staff salaries and entertainment expenses as a result of the operations of GWTCC and its related promotion activities.

FINANCIAL INCOME/(EXPENSES), NET

There was only $2,000 in interest expenses incurred from GWTCC for the three-month period ended June 30, 2002.

INCOME TAXES

The Company is still at it development stage and did not generate any income for period since inception to June 30, 2002. Thus, no income taxes incurred for the reporting periods.

LIQUIDITY AND CAPITAL RESOURCES

Virtual  Edge  Limited,  our  wholly  owned  subsidiary,   underwent  a  capital
restructuring in May 2000 in which long-team debt was partly reduced in the amount of $2.5 million by new issuance of share capital in the same amount.

There has been no other significant change in financial condition and liquidity since inception on January 29, 1998 to June 30, 2002. We believe that the level of financial resources is a significant factor for our future development and accordingly may choose at any time to raise capital through debt or equity financing to strengthen its financial position, facilitate growth and provide us with additional flexibility to take advantage of business opportunities.

Nine-Month Period Ended June 30, 2002 Compared to Nine-Month Period Ended June 30, 2001

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative  expenses increased by $540,000 or 118.9% to $995,000
for  the   nine-month   period  ended  June  30,  2002  from  $454,000  for  the
corresponding period in 2001. The increase was mainly due to:

i) Professional Fees: Professional fees increased by $607,000 for the nine- month period ended June 30, 2002. These professional fees were paid in the form of stocks to hire consultants to act as liaison with the Chinese government and to provide different corporate finance services for the development of the World Trade Center Clubs.

The increase was partly offset by a decrease in travel related expenses for the nine-month period ended June 30, 2002.

FINANCIAL INCOME/(EXPENSES), NET

There was a minimal interest income for the nine-month period ended June 30, 2002.

INCOME TAXES

The Company is still at it development stage and did not generate any income for period since inception to June 30, 2002. Thus, no income taxes incurred for the reporting periods.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On June 3, 2002 the Board of Directors approved a reverse stock split by a factor of 30- to-1.

        On May 1, 2002 the Company entered into a consulting agreement with Mr. Bernard Chan for which the Company will issue shares of its common stock equal to $5,000 per month as determined by the closing price of the Company on the last trading day of the preceding month. This agreement shall be for a term of twelve months.

        ITEM 3.DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

        On May 22, 2002, Mr. Cheung Wai Tung, an independent director of the Company resigned for the Board of Directors. The position on the Board of Directors has not been filled.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits:

           99.1 CEO Certification
           99.1 CFO Certification

(b)        Reports on Form 8-K:

            None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  CHINA WORLD TRADE CORPORATION

                                                  /s/ John H.W. Hui
                                                  -----------------------------
                                                  Name:  John H.W. Hui
                                                  Title:  President

Date:   August 24, 2002