Form 10KSB
period 2002-09-30
CHINA WORLD TRADE CORP
filed 2003-04-15
CIK 1081834

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                               -------------------

                                   FORM 10-KSB

(Mark One)
|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended   September 30, 2002
                          ------------------------------------------------------
OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                  To

          Commission file Number  000-26119
                                -------------

                          CHINA WORLD TRADE CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)



          Nevada                                       87-0629754
----------------------------                ------------------------------------
(State or other Jurisdiction                (I.R.S. Employer Identification No.)
      of Incorporation)


  4th Floor, Goldlion Digital Network Center
       138 Tiyu Road East, Tianhe
           Guangzhon, The PRC                                  510620
---------------------------------------------         --------------------------
  (Address of Principal Executive Offices)                    (Zip Code)


                               011-8620-3878-0286
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                  Name of Each Exchange
          Title of Each Class                      on Which Registered

--------------------------------------     -------------------------------------

--------------------------------------     -------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.001
--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes              No        X
   ----------       -----------

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-SKB. |X|

         State issuer's revenue for its most recent fiscal year        $193,024
                                                                ----------------

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity as sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act.).

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

Yes               No       X
   ----------       -----------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 11, 2003 there were 10,970,497 shares of common stock issued and outstanding

         Transitional Small Business Disclosure Format (check one):

Yes               No       X
   ----------       -----------

                          CHINA WORLD TRADE CORPORATION
                                   FORM 10-KSB
                                      INDEX

                                                                                                                Page

                                     PART I

Item 1.           Description of Business........................................................................2

Item 2.           Description of Property.......................................................................11

Item 3.           Legal Proceedings.............................................................................11

Item 4.           Submission of Matters of a Vote of Security Holders...........................................11

                                     PART II

Item 5.           Market for Common Equity and Related
                  Stockholder Matters...........................................................................11

Item 6.           Management's Discussion and Analysis of Plan
                  of Operations.................................................................................13

Item 7.           Financial Statements..........................................................................16

Item 8.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure...........................................................17

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.............................................17

Item 10.          Executive Compensation........................................................................19

Item 11.          Security Ownership of Certain Beneficial Owners and Management................................19

Item 12.          Certain Relationships and Related Transactions................................................20

Item 13.          Exhibits, List and Reports on Form 8-K........................................................21

Signatures        ..............................................................................................23

Certifications    ..............................................................................................24

 Financial Statements..........................................................................................F-1

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

         When used in this Form 10-KSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB.

Company History

         China World Trade Corporation, ("CWTC" or the "Company) was incorporated in the State of Nevada on January 29, 1998 under the name Txon International Development Corporation to engage in any lawful corporate undertaking, including, but not limited to construction and development services for corporate global expansion.

            Pursuant to a Share Exchange Agreement dated August 10, 2000, by and among Main Edge International Limited, a British Virgin Islands corporation ("Main Edge") Virtual Edge Limited, a British Virgin Islands corporation and a wholly owned subsidiary of Main Edge ("Virtual Edge"), Richard Ford, Jeanie Hildebrand and Gary Lewis, on August 14, 2000, we acquired from Main Edge all of the shares of Virtual Edge (the "Acquisition") in exchange for an aggregate of one million nine hundred sixty one thousand, one hundred and seventy five (1,961,175) shares of our common stock which shares equaled 75.16% of our issued and outstanding shares after giving effect to the Acquisition. On September 15, 2001 we effectuated an 8 for 1 forward stock split. As a result of the forward stock split, Main Edge held 15,689,400 shares of our common stock which shares equal 75.16% of our issued and outstanding shares.

         On September 25, 2000 we changed our name from Txon International Development Corporation to China World Trade Corporation.

         In September, 2002 we underwent a debt for equity capital restructuring whereby certain creditors of the Company converted an aggregate of $2,731,677 into an aggregate of 4,000,000 shares of common stock. We filed a report on Form 8-K with the Securities and Exchange Commission on March 3, 2003, reporting the debt for equity capital restructuring.

            Our business objective is to broker deals between businesses in China and other communities with the objective of promoting cross-border trade and commerce through the use of state-of-the-art information technology. See "General Business Plan". We plan to achieve our objective by creating an Internet portal to serve foreign and Chinese small to medium sized businesses and by establishing business clubs in China which will provide a physical venue for business executives to meet and network.

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

         On October 5, 1999, Virtual Edge pursuant to a share exchange, acquired a majority interest in Infotech Enterprises Limited ("Infotech"). Infotech was incorporated on July 2, 1999 and is engaged in building a bilingual (Chinese and English) Business-to-Business internet portal.

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

         On October 18, 2000, pursuant to a Share Exchange Agreement, with Vast Opportunity Limited, we acquired the remaining interest in Infortech.

         On November 10, 2001, Virtual Edge Limited signed an agreement with Guangzhou City International Exhibition Co., Ltd. pursuant to which a co-operative joint venture company, Guangzhou World Trade Center Club ("GWTCC") was formed to operate a business club in Guangzhou, the PRC to provide services including food and beverages, recreation, business center, communication and information, products exhibitions, as well as commercial and trading brokerage services to its members. Virtual Edge will share 75% profit from the operation of GWTCC. Located at Goldlion Digital Network Center in Guangzhou, GWTCC had its grand opening on January 28, 2002.

General Business Plan

         China has been considered one of the the fastest growing economy in the world and with its accession into WTO, there will be unique opportunities for foreign investment and international trade. Our plan is to establish and operate World Trade Center Clubs (the "Clubs"), which will be associated with the World Trade Center Association, in major cities in China, where the members can relax, entertain, network and meet potential business partners in person, or via the Video Conferencing facilities of the World Trade Center Association ("WTCA") worldwide network. The World Trade Center Association is a not-for-profit, non -political association whose mission is to assist, develop and facilitate international trade. There are over 300 World Trade Centers in almost 100 countries and over 750,000 companies are affiliated with WTCA members worldwide.

         The facilities of the Clubs will likely include restaurants, a bar, a fitness center, saunas and spas, conference rooms, video conferencing facilities, smart offices and a library. The services to be offered by the Clubs may include the provision of trade agency and trade information, business services including smart offices, secretarial and translation services, conference room and video conferencing services. The Clubs may also operate a Business Consultation and Fulfillment and Logistics Counseling Service via a 24/7 call center manned by business professionals experienced in the China trade. Members of the Club will be entitle to WTCA membership and be entitled to the services and benefits of over 300 World Trade Centers worldwide.

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

         Additionally, we plan to build a Chinese and English Business-to-Business internet portal- at URL www.ChinaWTC.com (the "Portal"). The Portal will be an integrated business and consumer portal that is fast and user friendly. In order to win user loyalty, the Portal will provide easy navigation, quick page loads and a screen design that maximizes the amount of information on display. It will utilize advanced customer relations management techniques or CRM that utilize meta-data analysis to provide one-to-one marketing service to users. Those users will be provided with information, sorted by its relevance according to their profile (continually self learning), and will then be saved the aggravation and time wasting involved in wading through pages of useless data. Important features of the Portal, will include:

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

Corporate Chart
China World Trade
Corporation listed on
the Pink Sheets LLP

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

                        World Trade Center
                        Association (WTCA)
                        headquartered



Marketing Strategy

         We plan to market Club memberships mainly to international companies and businessmen doing business in China and local Chinese companies and businessmen seeking business opportunities within and outside China. We will utilize the good reputation and recognition of WTCA and the recreational and business facilities which will be offered at each Club and establish the
Guangzhou Club and other potential Clubs in various cities in the PRC as the premier business clubs to be a member of. We will also make the ChinaWTC.com website into a distinctive Chinese/English language Internet portal and the. We will achieve our goals by placing advertisements with traditional media, such as newspapers, television, radio, magazines etc.; placing banners on high traffic web sites; sending e-mails to potential users; participating in trade shows; employing the services of external PR and Marketing firms; television "infomercials" and talk shows; outdoor advertising signs and attending / holding press conferences.

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

Sources of Income

         Our revenue will come from membership subscription and monthly dues, food & beverage sales and business services fees from the Clubs, subscriptions advertisements by vendors, traders and suppliers, transaction fees on ChinaWTC.com and web solution services. Because of the initial set up cost and the relatively small membership base, we expect to incur an operating loss for the first two to three years of operation.

Competition

         With respect to the Guangzhou Club and the other Clubs to be established in China, the directors believe that the Clubs are a unique business club, associated with a recognized and respected international organization, whose mission is the enhancement of international trade, and which offers prestigious business and recreational facilities to its member. There are other country clubs in China, like the Beijing American Club, which offer more in terms of recreational facilities and services, however, none of them offer the business services, network of international companies and online trade information in combination with a first class club environment. Additionally, there are organizations, like the American Chamber of Commerce, which provide limited trade and business information and networking capabilities, but they do not offer a prestigious club setting, recreational facilities or the amount of business services that are available to Club members.

         With respect to ChinaWTC.com, management believes that it will be one of the first companies to offer such Chinese/English online services in China. Though there are other systems developed by institutions or companies to address some facets of the trade market, we are not aware of anything similar to ChinaWTC.com. ChinaWTC.com combines the technology, the marketing of memberships/services/products, the creation of community database and a cross-border network of people and business, which enables companies of limited resources to find more business opportunities at a cost that is just a fraction of what they used to pay. Large companies would also find cost savings by outsourcing part of their work processes to Infotech. Despite the foregoing, we have identified the following list of possible competitors:

         * Sino.com is the most visited web site in China and is quite popular with overseas Chinese. However, it is a Chinese only site and does not have a business focus. It also suffers from having a weak search engine, being slow to download and has none of the advanced features to be provided by ChinaWTC.com.

         * China.com, which was listed on the Nasdaq National Market, is also a portal, providing free email and news headlines, has failed to capture member loyalty because of its lack of focus and poor design. Moreover, due to its links with the Xinhua News Agency - the official mouthpiece of the Chinese Communist Party - the information it provides may be heavily biased.

         * Hongkong.com, which is owned by the same company as China.com, is a bilingual portal, however, it also lack focus and although its free email service is quite popular with Hong Kong residents, for obvious reasons, the demographics of its members is poor and it has failed to capture the enthusiasm of advertisers.

         With our Board of Directors, we have access to those who are knowledgeable in outsourcing, re-engineering, Internet commerce, logistics and the latest technologies for making the world smaller. We will be scalable and adaptive to the changing environment, thus enabling it to maintain the fast growth with high return and at the same time maintaining its competitiveness.

Industry Overview

         THE INFORMATION INDUSTRY IN CHINA

         According to Killen and Associates, a marketing research firm, information technology spending in China, including Hong Kong, will rise at an annual compound growth rate over of 20%. High capacity network covering the whole country is being put in place. This network is utilizing the most modern technology and is based on a grid of optical cables supplemented by satellite and digital microwave systems.

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

Governmental Regulation Of Our Operations In China

         A significant number of our subsidiary companies operate from facilities that are located in the People's Republic of China. Accordingly, our subsidiaries' operations must conform to the governmental regulations and rules of China.

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

Employees

         As of September 30, 2002, we had 210 full-time employees. We believe our future success will depend in large part upon the continued service of its key technical and senior management personnel and its ability to attract and retain technical and managerial personnel. There can be no assurance that we will retain our key technical and managerial employees or that we can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. None of our employees are subject to any collective bargaining agreements.

ITEM 2.  DESCRIPTION OF PROPERTY.

         Our main office and club facilities are located at 4th Floor, Goldlion Digital Network Center, 138 Tiyu Road East, Tianhe, Guangzhou, the PRC 510620. Such office and club facilities are held pursuant to a lease from Guangzhou Silver Disk Property Management Co. Ltd., which provides for an aggregate monthly rental of approximately RMB$350,000 (equivalent to $42,530) and expires on July 31, 2007.

ITEM 3.  LEGAL PROCEEDINGS.

         We are not a party to any pending or to the best of its knowledge, any threatened legal proceedings. No director, officer or affiliate, or owner of record or of more than five percent (5%) of our securities, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to ours in reference to any pending litigation.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           The Company's authorized share capital consists of 50,000,000 shares of common stock with $0.001 par value and 10,000,000 shares of preferred stock with $0.001 par value, of which 29,051,520 shares of common stock and 0 shares of preferred stock was issued and outstanding as of September 1, 2002. On June 3, 2002, the board of directors declared a one for thirty reverse stock split of all the company's issued and outstanding common stock without any change in par value or authorized share capital. The Company's authorized share capital of 50,000,000 shares of common stock with $0.001 par value and 10,000,000 shares of preferred stock with $0.001 par value remains the same after the reverse stock split as it was before the reverse stock split. Shareholder approval required to effect the reverse stock split was obtained, on August 1, 2002 in accordance with the By-Laws of the Company and the reverse stock split took effect on September 1, 2002.



                                     PART II


ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock began quotation on the Over-the-Counter Bulletin Board ("OTCBB") on June 28, 2000 and was initially quoted under the symbol TXON before the symbol was changed to CHWT. On June 26, 2002, our stock was delisted from trading on OTCBB for not being a current reporting company under the Exchange Act of 1934. We are now quoted under the symbol CWTD on the Pink Sheets LLP. The following table sets forth the range of bid prices of our common stock as quoted on OTCBB and the Pink Sheets LLP, respectively, during the periods indicated.

The prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions.

                                               High (1)          Low
2000-2001         First Quarter                  0.069           (2)
                  Second Quarter                 0.024           (2)
                  Third Quarter                  0.001           (2)
                  Fourth Quarter                 0.007           (2)

2001-2002         First Quarter                  0.001           (2)
                  Second Quarter                 0.001           (2)
                  Third Quarter                  0.001           (2)
                  Fourth Quarter                 0.001           (2)


(1)      The Company declared a 1 for 30 reverse stock split effective September
         1,  2002.  All  reported  historical   information  has  been  adjusted
         accordingly to reflect the impact of the reverse stock split.

(2)      Information not available.

         Our shares of common stock are issued in registered form. Interwest Transfer Company in Salt Lake City, Utah, is the registrar and transfer agent for our common stock.

         Effective September 1, 2002, we executed a 1 for 30 reverse stock split of the outstanding shares of common stock.

         In   September,   2002,   we   underwent  a   debt-for-equity   capital
restructuring and issued shares to certain creditors for the settlement of debts and fees pursuant to settlement agreements, as follows:



NAME OF CREDITOR           DATE (2002)               NO. OF CONSIDERATION SHARES


Mr. James Mak              September 8                         87,500


Mr. James Mak              September 8                         35,000


Mr. Roy Wu                 September 9                         87,500


Mr. Alfred Or              September 10                       156,645


Mr. Andersen Chan          September 10                        60,000


Mr. Bernard Chan           September 8                         73,355


Superwear Limited          September 9                        500,000


Simple Forturn Inc.        September 9                        490,000


Sinogolf Limited           September 9                        510,000


Top-Trained Securities     September 11                     1,000,000
Limited

Splendid Partner Holdings  September 12                       500,000
Limited

I&V Ltd.                   September 12                       500,000


         The shares of common stock issued as consideration pursuant to the debt for equity reorganization were issued on January 22, 2003.

         As a result of two share purchase agreements dated September 3, 2002 and December 17, 2002, respectively, and entered into between the Company and Powertronic Holdings Limited, on January 24, 2003 we issued a total of 2,000,000 shares of common stock and warrants to purchase up to 4,000,000 shares of common stock for a total purchase price of $1,000,000 to Powertronic Holdings Limited.

         As a result of a share exchange agreement dated December 17, 2002 entered into between the Company and Mr. Tsang Chi Hung, on January 24, 2003, we issued 4,000,000 shares of common stock and warrants to purchase up to 4,000,000 shares of common stock in exchange of 100% share capital of General Business Network (Holdings) Ltd.

         As of April 11, 2003, there were 79 holders of record of 10,970,497 outstanding share of common stock of the Company.

         Dividends

         The Company has not previously paid any cash dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future. It is the present intention of management to retain any earnings to provide funds for the operation and expansion of the Company's business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on the Company's results of operation, financial condition, contractual and legal restrictions and other factors the board of directors deem relevant.


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS.

OVERVIEW

         Pursuant to the Share Exchange Agreement dated as of August 10, 2000, by us, Virtual Edge, and Main Edge, Main Edge transferred all of the issued and outstanding shares of the capital stock of Virtual Edge to the Company in exchange of 1,961,175 shares of our pre-split common stock, representing approximately 75% of our outstanding shares of the common stock. As a result of an 8-for-1 forward split that was effective on 15th September 2000, Main Edge held 15,689,400 shares of our common stock. As a result of the issue of an aggregate of 8,177,320 pre-split shares of common stock and the 1 for 30 reverse stock split, the debt for equity capital restructuring, the issue of 2,000,000 shares of common stock to Powertronic Holdings Limited and the issue of 4,000,000 shares of common stock to Tsang Chi Hung, Main Edge now holds 522,980 shares of our common stock, representing 4.77% of the issued and outstanding share capital of the Company as of April 11, 2003 (excluding the shares which may be issued pursuant to the exercise of warrants held by Powertronic Holdings Limited and Tsang Chi Hung).


RESULTS OF OPERATIONS

         The following table shows the selected audited and unaudited condensed consolidation income statement data of the Company and its subsidiaries for the twelve-month periods ended 2002 and 2001. The data should be read in conjunction with the audited and unaudited Condensed Consolidated Financial Statements of the Company and related notes thereto.

                                                         Twelve months ended
              (AMOUNTS IN THOUSANDS US$)                     September 30,
                                                          2002         2001

              Revenues
                Sales                                      193           --
                  COGS                                    (84)           --
                                                          ---           ---
              Gross Margin                                 109           --

              Operating Expenses
                 General & Admin Exp.                  (1,828)        (914)
                                                       ------         ----

              Loss from Operations                     (1,719)        (914)

              Other Income (Expense)
                Interest                                   (8)          (5)
                Write down of Goodwill                     --         (559)

              Minority interest                            93           23
                                                           --           --

              Net Loss                                 (1,634)      (1,455)





Twelve-month Period Ended September 30, 2002 Compared to Twelve-Month Period Ended September 30, 2001

         Operating Revenue

         The Company has started to recruit members, and to provide catering and business center services through its subsidiary Guangzhou World Trade Center Club located in Guangdong Province, the PRC since June 2002. Sales revenue for the twelve-month period ended September 30, 2002 was $193,000, compared to none for the same corresponding period in year 2001. Of the $193,000 revenue in fiscal year 2002, approximately $165,000 (85%) was generated from providing catering services, $27,000 (14%) from providing business center and conference services, and the remaining revenue (1%) from new membership fees.

         The aim of the Company is to continue to provide trade agency business linking companies in China and the rest of the world. As of September 30, 2002, we had three operating arms, namely the Beijing World Trade Center Club ("BWTCC"), Guangzhou World Trade Center Club ("GWTCC") and Infotech Enterprises Limited ("Infotech"). BWTCC will be engaged in the establishment of a business club located in Beijing and GWTCC is engaged in the operation with the business club in Guangzhou, the PRC. The GWTCC provides food and beverages, recreation, business center services, communication and information services, products exhibitions services, and commercial and trading brokerage services. Infotech will build a bilingual, English and Chinese, business-to-business portal for the Company as well as providing system integration related services to third parties customers and members.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased by $914,000 or 100.0% to $1.8 million for the twelve-month period ended September 30, 2002 from $914,000 for the corresponding period in 2001. The increase was mainly due to:

         i) Staff Salaries, Benefit and Allowances: Staff salaries, benefit and allowances increased by $157,000 for the twelve-month period ended September 30, 2002, compared to a very minimal amount for the same corresponding period in year 2001. The increase was primarily due to the salaries, benefit and allowances paid for staff in the operations of GWTCC.

         ii) Professional Fees: Professional Fees increased $745,000. These professional fees incurred at a result of additional appointments of several outside advisors for marketing memberships, promoting corporate image, as well as providing corporate advisory services. Most of these fees were subsequently paid by issuing new shares to individual professionals.


         Financial Income/(Expenses)

         There was only $8,000 in interest expenses incurred and accrued from an outstanding loan for the twelve-month period ended September 30, 2002. This loan was made with a third party in February 2001.


         Income Taxes

         The Company did not generate any profit for the period from the establishment of the Company to September 30, 2002. Thus, no income taxes was incurred for the reporting period.


         Liquidity and Capital Resources

         Virtual Edge Limited, our wholly owned subsidiary, underwent a capital restructuring in May 2000 in which long-team debt was partly reduced in the amount of US$2.5 million by new issuance of share capital in the same amount.

         The Company underwent a 1 for 30 reverse stock split of the shares of its common stock, effective on September 1, 2002.

         Between September 8 and September 12, 2002, the Company entered into agreements with its subsidiaries whereas the Company would take on approximately $2.7 million in debt from subsidiaries to related parties, and in exchange, the subsidiaries became liable to the Company for the same amount of debt that was taken on by the Company. The Company issued a total of 4 million post-split shares in exchange for cancellation of approximately $380,000 in debt owed to related parties as well as approximately $2.3 in debt and fees owed to third parties

         The Company and Powertronic Holdings Limited entered into two share purchase agreements dated September 3, 2002 and December 17, 2002 to purchase 2,000,000 shares and warrants (to purchase up to another 4,000,000 shares) for a total purchase price of $1,000,000. These two private financings were completed on January 24, 2003 and the respective shares were issued accordingly.

         We believe that the level of financial resources is a significant factor for our future development and accordingly may choose at any time to raise capital through debt or equity financing to strengthen its financial position, facilitate growth and provide us with additional flexibility to take advantage of business opportunities.


         OTHER SIGNIFICANT EVENTS

         The Company entered into a share exchange agreement dated December 17, 2002 with Mr. Tsang Chi Hung, the sole beneficial owner of the share capital in General Business Network (Holdings) Limited, a Hong Kong company ("GBN"). Pursuant to the agreement, the Company acquired all of the issued and outstanding shares of GBN in exchange of 4 million shares of the common stock of the Company and warrants to purchase an additional 4 million shares at $0.92 per share.

         GBN is an investment holding company with investments in real estate properties primarily for rental purposes. GBN intends to broaden its investment profile in the areas of trading, insurance, media, and/or tourism.



ITEM 7.           FINANCIAL STATEMENTS.

         Our financial statements are set forth at the end of this Form 10-KSB.

                          CHINA WORLD TRADE CORPORATION
                                       AND
                                  SUBSIDIARIES
                              FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001


                                    CONTENTS

                                                                            Page

Independent Auditor's Report                                               F - 1

Consolidated Balance Sheets
 September 30, 2002 and 2001                                               F - 3

Consolidated Statements of Operations for the
 Years Ended September 30, 2002 and 2001                                   F - 5

Consolidated Statement of Stockholders' Equity
 Since January 29, 1998 (Inception) to September 30, 2002                  F - 6

Consolidated Statement of Cash Flows for the
 Years Ended September 30, 2002 and 2001                                   F - 7

Notes to Consolidated Financial Statements                                 F - 9

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


         There has been no disagreements with the Company's accountants on accounting and financial disclosures during the reporting period that requires disclosure pursuant to Item 304 of Regulation S-B.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following table and text sets forth the names and ages of all our directors and executive officers and the key management personnel as of September 30, 2002. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.


     NAME             AGE                   TITLE
John H.W. Hui          43        President, Chairman of the Board and Secretary

Alfred H.B. Or         40        Chief Operating Officer and Director

David Jones            58        Vice President, Information Technology and
                                 Director

Roy C.W. Wu            58        Vice President, Club Management and Director

James H.C. Mak         54        Director


Mr. John Hui, has been our the President, Chairman of the Board and Secretary since August 2001. Mr. Hui is the founder of Virtual Edge Limited and has more than 12 years experience n Chinese trade and investment. Mr. Hui has been a private investor and an entrepreneur for the past five years.

Mr. Alfred H.B. Or, has been our Chief Operating Officer and a Director since August 2001. Mr. Or has 15 years of marketing and sales experience with multinational companies. In 1998, Mr. Or founded Shanghai Cofmos Gift Co. Ltd., a marketing and sales company in Beijing. From March 1994 until May 1998 he was the Director of Marketing External Affairs for Amway (China) Co. Ltd. Mr. Or has established strong government and media relationship in China over the past 10 years. He specializes in one-to-one direct marketing. Mr. Or was born in Hong Kong and graduated in 1985 from the McMaster University in Ontario, Canada with a Bachelor of Science degree in Mechanical Engineering.

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

There are no familial relationships between our officers and directors.

Section 16(a) Beneficial Ownership Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file. To the best of our knowledge (based solely upon a review of the Form 3, 4 and 5 filed), we believer that as of the end of this fiscal year, no officer, director or 10% beneficial shareholder failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 10.          EXECUTIVE COMPENSATION.

         The following table sets forth the compensation paid during fiscal year ended September 30, 2000, 2001 and 2002 to our President. No executive officer received annual compensation in excess of $100,000 per annum.

                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------- -----------------------------------
                              Annual Compensation                                       Long-Term Compensation
--------------------------------------------------------------------------------- -----------------------------------
                                                                                  Awards         Payouts
----------------------- --------- --------------- --------- ---------- ---------- -------------- --------------------
                                                            Other                  Securities
                                                            Annual     Restricted  Underlying              All
                                                            Compensa-tiStock      Options/SARs   LTIP      Other
Name and Principal      Year          Salary       Bonus       ($)     Award(s)        (#)       Payouts   Compensa-tion
Position                               ($)          ($)                   ($)                      ($)        ($)
----------------------- --------- --------------- --------- ---------- ---------- -------------- --------- ----------
John  Hui,   President  2002         $140,321        -          -          -            -           -          -
and Secretary
----------------------- --------- --------------- --------- ---------- ---------- -------------- --------- ----------
John  Hui,   President  2001         $90,000         -          -          -            -           -          -
and Secretary
----------------------- --------- --------------- --------- ---------- ---------- -------------- --------- ----------
John Hui, CEO           2000      $28,624(1)(2)      -          -          -         210,000        -          -
----------------------- --------- --------------- --------- ---------- ---------- -------------- --------- ----------

_______________

(1) Including 500,000 stock options issued on October 23, 2000. The options have an exercise price of $2.18 as of the date hereof no options have been exercised.

(2) Management fee for the period from August 14, 2000, the date of the acquisition of Virtual Edge to September 30, 2002, based on an annual rate of $80,000.

         We have no long-term employment or consulting agreements with any of our executive officers or directors.

         During the year ended September 30, 2002, certain corporate actions were conducted by unanimous written consent of the Board of Directors. Two of the directors, Mr. James Mak and Mr. Roy Wu received $41,667 each.


ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the number of shares of common stock beneficially owned as of April 11, 2003 by (i) those persons or groups known to us who will beneficially own more than 5% of our common stock; (ii) each director and director nominee; (iii) each executive officer whose compensation exceeded $100,000 in the fiscal year ended September 30, 2001 or calendar year ended December 31, 2001; and, (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the Securities and Exchange Commission by information provided by such persons directly to us. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.

                                                         PERCENTAGE OWNERSHIP(1)
NAME/ADDRESS(1)                      NUMBER OF SHARES
Alfred H.B. Or                           156,645                     **
Roy C.W. Wu                               87,500                     **
James H.C. Mak                           122,500                     **
Top-Trained Securities Ltd.            1,000,000                   5.27%
Powertronic Holdings Limited (2)       6,000,000                  31.63%
Tsang Chi Hung (3)                     8,000,000                  42.17%

All Officers and Directors
as a Group (3 persons)                   366,645                   1.93%

**Less than 1%
(1) Based on 10,970,497 shares outstanding as of April 11, 2003 and 8,000,000 share of common stock to be issue on the exercised of the outstanding warrants.

(2) Assuming Powertronic Holdings Limited exercises its right to purchase 4,000,000 shares of common stock pursuant to two warrants issued by the Company.

(3) Assuming Tsang Chi Hung exercises his right to purchase 4,000,000 shares of common stock pursuant to a warrant issued by the Company.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The following table sets forth the names and relationship of certain related parties.

    NAME                                                      RELATIONSHIP
Mr. Roy Wu                               Vice President, Club Management and Director
Mr. James Mak                            Director
Mr. John H.W. Hui                        President, Chairman of the Board and Secretary
Mr. Steven K.F. Hui                      Close family member of a director
Mr. Alfred Or                            Former Director
Belford Enterprise Limited               A company in which one of our directors has beneficial interest
Union East Consultants Ltd.              A company in which one of our shareholders has beneficial interest
Yes Mind Investments Ltd.                A shareholder
PRC Partner                              PRC partner of a subsidiary

         Management Fees for 2002 in the amount of $223,655 were paid to Mr. John H.W. Hui, Mr. James Mak, and Mr. Roy Wu.

          As of September 30, 2001 and 2002 we owed the following amounts to related parties.

                                                         September 30
                                             ----------------------------------
                                                2001                     2002
                                             ----------                --------
Mr. James Mak                                   $50,000                  $2,339
Mr. Roy Wu                                       50,000                      --
Mr. John H.W. Hui                               452,446                      --
Mr. Steven K.F. Hui                              54,082                  54,081
Mr. Alfred Or                                   156,645                      --
Belford Enterprises Limited                      13,677                      --
Union East Consultants Limited                       --                 184,812
Yes Mind Investments Limited                    695,977                      --
PRC Partner                                      49,827                  31,707
                                             ----------                --------
                                             $1,522,654                $272,939

         The amounts due to related parties represent unsecured advances that are interest-free and repayable on demand.

ITEM 13.          EXHIBITS, LIST AND REPORTS ON FORM 8-K.

Exhibit Number                                           Description

4.1*                       Warrants dated January 24, 2003, issued by the Company to Powertronic Holdings Limited.

4.2*                       Warrants  dated  January  24,  2003,  issued  by  the Company to Powertronic Holdings Limited.

4.3*                       Warrants  dated  January  24,  2003,  issued  by  the Company to Tsang Chi Hung.

4.4*                       Registration Rights Agreement dated September 3, 2002 between the Company and Powertronic.

4.5*                       Registration Rights Agreement dated December 17, 2002 between the Company and Powertronic.

4.6*                       Registration Rights Agreement dated December 17, 2002 between the Company and Tsang Chi Hung.

10.1*                      Settlement Agreement dated September 8, 2002 between the Company and Mr. James Mak.

10.2*                      Settlement Agreement dated September 8, 2002 between the Company and Mr. James Mak.

10.3*                      Settlement Agreement dated September 9, 2002 between the Company and Mr. Roy Wu.

10.4*                      Settlement Agreement dated September 10, 2002 between the Company and Mr. Alfred Or.

10.5*                      Settlement Agreement dated September 10, 2002 between the Company and Mr. Andersen Chan.

10.6*                      Settlement Agreement dated September 8, 2002 between the Company and Mr. Bernard Kwong-chung Chan.

10.7*                      Settlement Agreement dated September 9, 2002 between the Company and Superwear Limited.

10.8*                      Settlement  Agreement dated September 9, 2002 between the Company and Simple Fortune Inc.

10.9*                      Settlement Agreement dated September 9, 2002 between the Company and Sinogolf Limited

10.10*                     Settlement Agreement dated September 11, 2002 between the Company and Top-Trained Securities Limited.

10.11*                     Settlement Agreement dated September 12, 2002 between the Company and Splendid Partner Holdings Limited.

10.12*                     Settlement Agreement dated September 12, 2002 between the Company and I&V Ltd.

10.13*                     Share Purchase Agreement dated September 3, 2002, between the Company and Powertronic Holdings Limited.

10.14*                     Share Purchase Agreement dated December 17, 2002, between the Company and Powertronic Holdings Limited.

10.15*                     Share  Exchange  Agreement  dated  December 17, 2002, between the Company and Tsang Chi Hung.

99.1                       Certification of Periodic Report of Chief Executive Officer

99.2                       Certification of Periodic Report of Chief Financial Officer

_____________________
*Incorporated by reference to the respective exhibits filed with the Company's Current Report on Form 8K dated February 26, 2003 and filed on March 3, 2003.

Reports on Form 8-K

None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CHINA WORLD TRADE CORPORATION

Dated:  April 11, 2003               By:  /s/ John H. W. Hui
                                         Name: John H.W. Hui
                                         Title: Director and President

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  April 11, 2003               By:  /s/ John H.W. Hui
                                          Name: John H.W. Hui
                                          Title: President, Secretary and
                                          Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John H.W. Hui, certify that:
1. I have reviewed this annual report on Form 10-KSB of China World Trade Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)       designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003
                                       _/s/ John H.W. Hui____________________
                                        John H.W. Hui
                                        Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John H.W. Hui, certify that:
1. I have reviewed this annual report on Form 10-KSB of China World Trade Corporation;
2. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003
                                       _/s/ John H.W. Hui____________________
                                        John H.W. Hui
                                        Chief Financial Officer

                          CHINA WORLD TRADE CORPORATION
                                       AND
                                  SUBSIDIARIES

                     (Formerly A Development Stage Company)

                                      - : -

                              FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001

                                    CONTENTS

                                                                                                          Page

Independent Auditor's Report...............................................................................F - 1

Consolidated Balance Sheets
  September 30, 2002 and 2001..............................................................................F - 3

Consolidated Statements of Operations for the
   Years Ended September 30, 2002 and 2001 ................................................................F - 5

Consolidated Statement of Stockholders' Equity
   Since January 29, 1998 (Inception) to September 30, 2002................................................F - 6

Consolidated Statements of Cash Flows for the
   Years Ended September 30, 2002 and 2001.................................................................F - 7

Notes to Consolidated Financial Statements.................................................................F - 9

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
China World Trade Corporation and Subsidiaries
(Formerly A Development Stage Company)

Board Members:

         We have audited the consolidated balance sheets of China World Trade Corporation and Subsidiaries (a Development Stage Company) as of September 30, 2002 and 2001, and the related consolidated statements of operations, and cash flows for the years ended September 30, 2002 and 2001, and the consolidated statement of stockholders' equity since January 29, 1998 (inception) to September 30, 2002 then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Virtual Edge Limited, a wholly-owned subsidiary, which statements reflect total assets of $618,013 and $143,578 as of September 30, 2002 and 2001 respectfully, and total revenues of $193,097 and $0 for the years ended September 30, 2002 and 2001 respectfully. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Virtual Edge Limited, is based solely on the report of the other auditors.

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

         In our opinion, based on our audits of the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China World Trade Corporation and Subsidiaries (a development Stage Company), as of September 30, 2002 and 2001 and the results of its operations, and its cash flows for the years ended September 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company was in the development stage in prior years and has started operation on August 1, 2002 and has suffered losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in note 9 to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                   Respectfully submitted,



                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
March 17, 2003

                 CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                     (Formerly A Development Stage Company)
                                  BALANCE SHEET

                                                                                         September 30,
                                                                             --------------------------------------
                                                                                    2002                2001
                                                                             ------------------  ------------------
ASSETS

Current Assets
  Cash and cash equivalents                                                  $           32,888  $               43
  Rental deposits                                                                       341,731                   -
  Prepayments                                                                             2,420                   -
  Due from related parties                                                                4,504                   -
  Other receivables                                                                      39,286                 362
  Inventory                                                                              35,930                   -
                                                                             ------------------  ------------------
Total Current Assets                                                                    456,759                 405

Fixed Assets
   Furniture and fixtures                                                                 3,275               2,848
   Less: Accumulated depreciation                                                          (229)             (1,994)
                                                                             ------------------  ------------------
Total Fixed Assets                                                                        3,046                 854
                                                                             ------------------  ------------------

        Total Assets                                                         $          459,805  $            1,259
                                                                             ==================  ==================

                 CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                     (Formerly A Development Stage Company)
                                  BALANCE SHEET
                                   (Continued)

                                                                                         September 30,
                                                                             --------------------------------------
                                                                                    2002                2001
                                                                             ------------------  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accrued Liabilities                                                        $          296,316  $          185,040
  Other Payables                                                                        165,664             998,128
  Notes Payable                                                                          72,796                   -
  Deferred membership fee income                                                          8,114                   -
  Due to related parties                                                                272,939           1,522,654
                                                                             ------------------  ------------------

          Total Liabilities                                                             815,829           2,705,822
                                                                             ------------------  ------------------

Minority Interest                                                                        17,777                  98
                                                                             ------------------  ------------------

Stockholders' Equity
Preferred stock (par value $0.001), 10,000,000 shares
  authorized, no shares issued at September 30, 2002 and 2001                                 -                   -
Common stock (par value $0.001), 50,000,000 shares
  authorized, 6,970,497 and 796,205 shares issued at
  September 30, 2002 and 2001                                                               971                 794
Common stock to be issued                                                                 6,000                   2
Additional paid in capital                                                            6,810,207           2,851,705
Retained earnings (deficit)                                                          (7,190,979)         (5,557,162)
                                                                             ------------------  ------------------

          Total Stockholders' Equity                                                   (373,801)         (2,704,661)
                                                                             ------------------  ------------------

          Total Liabilities and Stockholders' Equity                         $          459,805  $            1,259
                                                                             ==================  ==================











   The accompanying notes are an integral part of these financial statements.

                 CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                     (Formerly A Development Stage Company)
                             STATEMENT OF OPERATIONS



                                                                                      For the Year Ended
                                                                                        September 30,
                                                                           ----------------------------------------
                                                                                  2002                  2001
                                                                           ------------------    ------------------

Revenues
  Sales                                                                    $          193,024    $                -
  Cost of Sales                                                                       (83,738)                    -
                                                                           ------------------    ------------------
  Gross Margin                                                                        109,286                     -

Expenses
  Selling, general and administrative expenses                                      1,827,959               914,469
                                                                           ------------------    ------------------

Operating Loss                                                                     (1,718,673)             (914,469)

Other income (expense):
   Write down of goodwill                                                                   -              (559,375)
    Interest                                                                           (8,120)               (4,603)

Minority Interest                                                                      92,976                22,837
                                                                           ------------------    ------------------

Loss before taxes                                                                  (1,633,817)           (1,455,610)
Income taxes                                                                                -                     -
                                                                           ------------------    ------------------

       Net Loss                                                            $       (1,633,817)   $       (1,455,610)
                                                                           ==================    ==================

Basic per Share Amounts
Net Income (Loss)                                                          $           (1.17)    $           (1.84)
                                                                           ==================    ==================

Weighted Average Shares Outstanding                                                 1,399,463               790,201
                                                                           ==================    ==================




   The accompanying nots are an integral part of these financial statements.

                 CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                     (Formerly A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                           Common Stock                  Additional      Retained
                                                               ---------------------------------------
                                                   Preferred                                               Paid in       Earnings /
                                                     Stock       Shares        Amount     To be Issued     Capital       (Deficit)
                                                   ---------   -----------   -----------   -----------    -----------   -----------
Balance September 30, 2000                              --         710,871   $       711   $      --      $ 2,283,315   $(4,101,552)

October 18, 2000 Stock issued
   pursuant to a share exchange
   agreement with Vast Opportunity
   Limited                                              --          83,334            83          --          559,292          --
Stock issued in exchange for services                   --           2,000          --               2          6,598          --
Contributed Capital                                     --            --            --            --            2,500          --

Net Loss                                                --            --            --            --             --      (1,455,610)

                                                   ---------   -----------   -----------   -----------    -----------   -----------
Balance September 30, 2001                              --         796,205           794             2      2,851,705    (5,557,162)

Stock issued in exchange for
   consulting services                                  --       1,228,689           156         1,073        626,771          --
Issuance of stock to be issued                          --            --               2            (2)          --            --
December 30, 2001 Stock issued
   as consideration for payment of
   contract for construction of a web
   portal                                               --          18,958            19          --          119,981          --
September 2002 Stock issued in
   exchange for debt cancellation                       --       3,926,645          --           3,927      2,712,750          --
September 3, 2002 stock issued for
   cash pursuant to share purchase
   agreement                                            --       1,000,000          --           1,000        499,000          --
Net Loss                                                --            --            --            --             --      (1,633,817)

                                                   ---------   -----------   -----------   -----------    -----------   -----------
Balance September 30, 2002                              --       6,970,497   $       971   $     6,000    $ 6,810,207   $(7,190,979)
                                                   =========   ===========   ===========   ===========    ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                 CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                     (Formerly A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                        For the Year Ended
                                                                                          September 30,
                                                                             ----------------------------------------
                                                                                    2002                  2001
                                                                             ------------------    ------------------
Cash Flows from Operating Activities:
  Cash paid to suppliers and employees                                       $         (959,471)   $          390,302
                                                                             ------------------    ------------------
      Net cash used in operating activities                                            (959,471)              390,302
                                                                             ------------------    ------------------

Cash Flows from Investing Activities:
  Purchase of fixed assets                                                               (3,275)                    -
                                                                             ------------------    ------------------
      Net cash used by investing activities                                              (3,275)                    -
                                                                             ------------------    ------------------

Cash Flows from Financing Activities:
  Net advances from (repayments to) related parties                                     266,021              (399,838)
  Proceeds from common stock to be issued                                               500,000                 6,600
  Increase in amounts due from related parties                                           (4,504)                    -
  Increase in notes payables                                                             72,796                     -
  Advances from other payables                                                          161,278
  Contributed capital from shareholders                                                       -                 2,500
                                                                             ------------------    ------------------
      Net cash provided by financing activities                                         995,591              (390,738)
                                                                             ------------------    ------------------

Net change in cash and cash equivalents                                                  32,845                  (436)
Cash and cash equivalents at beginning of year                                               43                   479
                                                                             ------------------    ------------------

Cash and cash equivalents at end of year                                     $           32,888    $               43
                                                                             ==================    ==================

                 CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                     (Formerly A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Continued)

                                                                                        For the Year Ended
                                                                                          September 30,
                                                                             ----------------------------------------
                                                                                    2002                  2001
                                                                             ------------------    ------------------
Reconciliation of Net Loss to Net Cash
 Used in Operating Activities:
Net loss                                                                     $       (1,633,817)   $       (1,455,610)
Adjustments used to reconcile net loss to Net cash used in
operating activities:
Depreciation                                                                                229                   570
Goodwill writedown                                                                            -               559,375
Loss from asset written off                                                                 854                     -
(Increase) Decrease in rental deposits                                                 (341,731)              258,299
(Increase) Decrease in prepayments                                                       (2,420)                    -
(Increase) Decrease in other receivables                                                (38,924)                    -
Inventories                                                                             (35,930)                    -
Increase (Decrease) in accrued liabilities                                              111,276                52,377
Increase (Decrease) in other payables                                                  (993,742)              998,128
Increase (Decrease) in deferred membership fee income                                     8,114                     -
Stock issued for services                                                             1,948,843                     -
Minority Interest                                                                        17,777               (22,837)
                                                                             ------------------    ------------------

Net cash used in operating activities                                        $         (959,471)   $          390,302
                                                                             ==================    ==================

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
- On October 18, 2000, 2,500,000 shares of common stock were issued to acquire 49% of Infotech Enterprises Limited pursuant to a share exchange agreement.
- In September 2002, 3,926,645 shares of common stock were issued in exchange for cancellation of debt








   The accompanying notes are an integral part of these financial statements.

                 CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                     (Formerly A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001


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

                 CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                     (Formerly A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001
                                   (Continued)

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

                 CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                     (Formerly A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001
                                   (Continued)

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

Depreciation

         Property, plant and equipment, are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

                  Furniture & Fixtures                        5-10 years
                  Equipment                                   3- 5 years

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

Inventories

         Inventories comprise raw materials and merchandize goods, are stated at the lower of cost and net realizable value. Cost of raw material is calculated on the first-in first-out by reference to invoiced value. Cost of merchandize goods represents actual purchase amount. Net realizable value is determined on the basis of anticipated sales proceeds less estimated selling expenses.

                 CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                     (Formerly A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (continued)

Net Loss per Common Share

         There are no dilutive potential common stock equivalents for 2002 and 2001 and are thus not considered.

         The reconciliations of the numerators and denominators of the basic EPS computations are as follows:

                                                                  2002
                                        ---------------------------------------------------------
                                                                 Number
                                                                   of
                                               Loss              Shares             Loss Per
                                                (numerator)      (denominator)              Share
                                        ------------------  -----------------   -----------------
Loss to Common Shareholders             $       (1,633,817)         1,399,463   $         (1.17)
                                        ==================  =================   =================


                                                                  2001
                                        ---------------------------------------------------------
                                                                 Number
                                                                   of
                                               Loss              Shares             Loss Per
                                                (numerator)      (denominator)              Share
                                        ------------------  -----------------   -----------------
Loss to Common Shareholders             $       (1,455,610)           790,201   $         (1.84)
                                        ==================  =================   =================

NOTE 2 - INCOME TAXES

         The Company has accumulated tax losses estimated at 7,190,979 expiring in years beginning 2013. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. The amount of net operating loss carryforward available to offset future taxable income will be limited if there is a substantial change in ownership. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the net operating loss carry forward, the Company established a valuation allowance for the entire net deferred income tax asset as of September 30, 2002.

                 CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                     (Formerly A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001
                                   (Continued)

NOTE 3 - COMMITMENTS

         The Company has subsidiaries that are committed under long-term operating leases for rental of its offices and clubs. The original terms of leases range from 5 months to 5 years, which are renewable.

         For certain leases, the Group is required to pay additional rent based on a certain percentage of sales.

Total rent expenses includes the following :

                                                                                          September 31,
                                                                             ----------------------------------------
                                                                                    2002                  2001
                                                                             ------------------    ------------------
Minimum Rent                                                                 $           82,808    $           90,341
Percentage rent based on sales                                                              922                     -
                                                                             ------------------    ------------------

                                                                             $           83,730    $           90,341
                                                                             ==================    ==================

         As of September 30, 2002 future minimum lease payment (excluding percentage rent) due under existing non-cancellable operating leases are as follows :

Fiscal years
 2003                                                                             $          517,684
 2004                                                                                        541,148
 2005                                                                                        572,554
 2006                                                                                        616,039
 2007                                                                                        543,563
                                                                                  ------------------
                                                                                  $        2,790,988
                                                                                  ==================

NOTE 4 - DEMAND NOTE

         On February 15, 2001 the Company entered into a promissory note with a third party in the amount of 60,000 with a 12% annual interest rate and is due upon demand. As of September 30, 2002 accrued principal and interest outstanding is 72,796.

                 CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                     (Formerly A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001
                                   (Continued)

NOTE 5 - RELATED PARTY TRANSACTIONS

(a) Names and relationship of related parties Existing relationships with the Company


Mr. Roy Wu                           A director of immediate holding company
Mr. James Mak                        A director of a jointly  controlled  entity
Mr. John H. W. Hui                   A director of the Company
Mr. Steven K. F. Hui                 Close family member of a director of the
                                     company
Mr. Alfred Or                        A director of a subsidiary
Belford Enterprises Limited          A company in which a director of the
                                     company has beneficial interest
Main Edge International Limited      Ultimate holding company
Union East Consultants Limited       A company in which a director of the
                                     company has beneficial interest
PRC Partner                          PRC partner of a subsidiary
Guangzhou City International
  Exhibition Company                 PRC partner of a subsidiary


(b) Due to related parties:

         Between September 1 and September 12, 2002 the Company entered into agreements with its subsidiaries whereas the Company would take on $2,733,307.51 in debt from subsidiaries to related parties John Hui, Roy Wu, James Mak, Alfred Or, Yes Mind Investments Limited, Belford Enterprises and other non-related parties. In exchange, the subsidiaries became liable to the Company for the same amount of debt take on by the Company. The Company also issued 3,926,645 shares of common stock in exchange for cancellation of $380,113 in debt owed to related parties of James Mak, Roy Wu, and Alfred Or as well as $2,276,564 in debt owed to additional third parties.

                 CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                     (Formerly A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001
                                   (Continued)

NOTE 5 - RELATED PARTY TRANSACTIONS (continued) The amount due to related parties were as follows:

                                                                                           September 31,
                                                                              ---------------------------------------
                                                                                     2002                 2001
                                                                              ------------------   ------------------
Mr. James Mak                                                                 $            2,339   $           50,000
Mr. Roy Wu                                                                                     -               50,000
Mr. John H. W. Hui                                                                             -              452,446
Mr. Steven K.F. Hui                                                                       54,081               54,082
Mr. Alfred Or                                                                                  -              156,645
Belford Enterprises Limited                                                                    -               13,677
Union East Consultants Limited                                                           184,812                    -
Yes Mind Investments Limited                                                                   -              695,977
PRC Partner                                                                               31,707               49,827
                                                                              ------------------   ------------------
                                                                              $          272,939   $        1,522,654
                                                                              ==================   ==================

The amounts due to related parties represent unsecured advances which are interest-free and repayable on demand.

(c) Due from a related party :

                                                                                   September 31,
                                                                       --------------------------------------
                                                                              2002                2001
                                                                       ------------------  ------------------

Mr. John H. W. Hui                                                     $            4,504  $                -
                                                                       ------------------  ------------------

Classified as current assets                                           $            4,504  $                -
                                                                       ==================  ==================

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

                 CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                     (Formerly A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001
                                   (Continued)

NOTE 7  - STOCK OPTIONS AND WARRANTS

         Powertronic Holdings Limited ("Powertronic"), a British Virgin Islands company, entered into a share purchase agreement dated September 3, 2002 (the "First Share Purchase Agreement") with the Company, to purchase 1,000,000 Share and warrants (the "First Warrants") to purchase up to 2,000,000 Shares, for the total purchase price of US$500,000.00. Additionally, Powertronic entered into a second share purchase agreement dated December 17, 2002 ( the "Second Share Purchase Agreement") with the Company, to purchase an additional 1,000,000 Shares and warrants (the "Second Warrants") to purchase up to an additional 2,000,000 Shares, for the total purchase price of US$500,000.00. The First Warrants and The Second Warrants may be exercised within two year of their issue at an exercise price of US$0.575 per Share.

         The  Company  entered  into a  share  exchange  agreement  (the  "Share
Exchange Agreement") dated as of December 17, 2002, with Mr. Tsang Chi Hung ("Mr. Tsang"), the sole beneficial owner of the share capital in General Business Network (Holdings) Ltd. ("GBN"), a Hong Kong company. Pursuant to the Share Exchange Agreement, the Company acquired from Mr. Tsang all of the issued and outstanding shares of GBN in exchange for four million (4,000,000) Shares and warrants (the "Tsang Warrants") to purchase an additional four million (4,000,000) Shares. The Tsang Warrants may be exercised within two year of their issue at an exercise price of US$0.92 per Share.

         All options and warrants have been granted at exercise prices greater than the market value on the date of granting. All options vest 100% at date of grant.

                                                                                    2002                2001
                                                                             ------------------  ------------------
Options outstanding, beginning of year                                       $                -  $                -
  Granted                                                                             2,000,000                   -
  Canceled                                                                                    -                   -
  Exercised                                                                                   -                   -
                                                                             ------------------  ------------------

Options and warrants outstanding, end of year                                $        2,000,000  $                -
                                                                             ------------------  ------------------


Price for options and warrants outstanding, end of year                      $            0.575 $                 -


Options and warrants granted subsequent to year end                                   6,000,000                   -


Option and warrant price granted subsequent to year end                      $            0.805 $                 -

                 CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                     (Formerly A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001
                                   (Continued)

NOTE 8 - AGREEMENTS

         On November 10, 2001, Virtual Edge Limited signed an agreement with Guangzhou City International Exhibition Company ("GCIEC") pursuant to which both parties agreed to form a new jointly controlled entity named Guangzhou World Trade Centre Club Limited ("GWTCC"). The total investment cost is $1,200,000 and the registered capital is $850,000. The company is responsible for providing
$1,200,000 in return to share 75% interest. GWTCC has been approved and registered with the Quangzhou Industrial and Commercial Administrative Management Bureau, the PRC, on December 29, 2001. The license granted for the operation of GWTCC is valid for a period of twenty years from December 2001 through to December 2021. GWTCC is still in development stage and is engaged in the establishment of a club located in Guangzhou, the PRC. The club will provide food and beverages, recreation, business center services, commercial and trading brokerage services to its members.

         On October 25, 2001, the Company signed on behalf of Infotech an agreement with CBIT Corporation Limited ("CBIT") whereby CBIT agrees to build a Business-to-Business Portal for the consideration of $300,000. 40% of the consideration was settled by the issuance of new shares of common stock with value equivalent to $120,000 (the "Consideration Shares"). The issue price of the Consideration Shares was calculated as the average closing price of the last 10 trading days before the agreement was signed. On December 30, 2001 the Company issued 568,720 shares as consideration and the corresponding asset and remaining liability have been booked. The service agreement was terminated during current year and the cost of $120,000 was written off to consolidated statement of operations. It has been determined that the remaining $180,000 liability and asset balance should be removed from the financial statements due to the termination of the service agreement.

         On November 27, 2001, the Company entered into a consulting agreement with Guo Wei Bin. The Company agrees to appoint Guo Wei Bin as the consultant for the liaison with the relevant Chinese government officials in relation to the operations of the World Trade Center Clubs. The agreement shall be for the term of 24 months and may be terminated by either party upon one month advanced written notice. The Company agreed to compensate Guo Wei Bin for services provided through the issuance of 300,000 new shares of common stock of the Company. On December 30, 2001 the Company issued these shares as consideration and the corresponding expense has been booked.

         On November 29, 2001, the Company entered into a consulting agreement with Lee Kit Bing. The Company agrees to appoint Lee Kit Bing as the consultant for the liaison with the setting up of the World Trade Center Clubs in the PRC and the continuation to liaise with relevant Chinese Officials. The agreement shall be for the term of 24 months and may be terminated by

                 CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                     (Formerly A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001
                                   (Continued)

NOTE 8 - AGREEMENTS (Continued)

either party upon one month advanced written notice. The Company agreed to compensate Lee Kit Bing for services provided through the issuance of 2,000,000 new shares of common stock of the Company. On December 30, 2001 the Company issued these shares as consideration and the corresponding expense has been booked.

         On December 3, 2001, the Company entered into a consulting agreement with Wong Chi Ming. The Company agrees to appoint Wong Chi Ming as the consultant to provide Hong Kong corporate finance services. The agreement shall be for the term of 24 months and may be terminated by either party upon one month advanced written notice. The Company agreed to compensate Wong Chi Ming for services provided through the issuance of 2,000,000 new shares of common stock of the Company. On December 30, 2001 the Company issued these shares as consideration and the corresponding expense has been booked.

         On December 4, 2001, the Company entered into a consulting agreement with Kwok Shuk Man. The Company agrees to appoint Kwok Shuk Man as the consultant for the liaison with the relevant Chinese government officials in relation to the operations of the World Trade Center Clubs. The agreement shall be for the term of 24 months and may be terminated by either party upon one month advanced written notice. The Company agreed to compensate Kwok Shuk Man for services provided through the issuance of 300,000 new shares of common stock of the Company. On December 30, 2001 the Company issued these shares as consideration and the corresponding expense has been booked.

         On May 1, 2002, the Company entered into a consulting agreement with Mr. Bernard Chan. Mr Chan agrees to be a liaison with US SEC attorney, independent auditor, and public relations. He also agrees to assist with the compilation and preparation of financial projections and assist in the Companies business activities and operations. In return the Company agrees to pay $1,250 per month, issue stock worth $5,000 per month as determined by the closing price of the Company on the last trading day of the preceding month. This agreement shall be for a term of twelve months and automatically renew for an additional twelve months, unless notice is given by either party one month prior to renewal. The agreement was subsequently changed to remove the $5,000 per month of stock compensation as of August 1, 2002

         On July 30, 2002, the Company entered into an agreement with Yungenghu & Company to provide financial advisory services for evaluating the fund raising plans, development and implementation of a financing plan, restructuring and operation of target companies, evaluating the engagement of any professional firms, and financial planning and coordinating the implementation of

                 CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
                     (Formerly A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001
                                   (Continued)

NOTE 8 - AGREEMENTS (Continued)

transactions. In return the Company agreed to pay a retainer of $15,000 and agreed to issue 1,000,000 shares of its registered common stock. Upon the closing of any fund raising for the Company they shall receive 1% of the aggregate principal amount of the securities sold up to $5,000,000, 0.9% of the aggregate principal amount of the securities sold between $5,000,000 and $10,000,000, and 0.8% of the amount of securities sold over $10,000,000. A warrant to purchase 1% of the securities sold in each offering at an exercise price per share equal to the conversion price or the issuance price of securities issued. The warrants shall be exercisable after one year from issuance thru year five.

NOTE 9 - GOING CONCERN

         Since inception, the Company has incurred recurring losses from operations, has an accumulated deficit of $7,190,979 and $5,557,162 at September 30, 2002 and September 30, 2001 respectively and has a negative working capital of $359,070 and 2,705,417 at September 30, 2002 and 2001 respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         Continuation of the Company as a going concern is dependent upon obtaining additional working capital and management has developed a strategy, which it believes will accomplish this objective through additional equity funding which will enable the Company to operate in the future. However, there can be no assurance that the Company will be successful with its efforts to raise additional capital. The inability of the Company to secure additional financing in the near term could adversely impact the Company's business, financial position and prospects.