Form 10QSB
period 2002-12-31
CHINA WORLD TRADE CORP
filed 2003-05-22
CIK 1081834

OMB APPROVAL
                                                      OMB Number: 3235-0416
                                                      Expires: December 31, 2005
                                                      Estimated average burden
                                                      hours per response: 174.00


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      For the transition period from _________________ to _________________

                        Commission file number 000-26119

                          CHINA WORLD TRADE CORPORATION
             ______________________________________________________
        (Exact name of small business issuer as specified in its charter)

           Nevada                                        87-0629754
_____________________________               ____________________________________
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

                   4th Floor, Goldlion Digital Network Center
                           138 Tiyu Road East, Tianhe
                                 Guangzhou, PRC
             _______________________________________________________
                    (Address of principal executive offices)

                             (001-8620) 3878 - 0286
                           (Issuer's telephone number)

            _________________________________________________________
      (Former name, address and fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As at March 27, 2003, there were 10,970,497 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Unaudited financial statements China World Trade Corporation for the three months ended December 31, 2002.


CHINA WORLD TRADE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended December 31, 2002 and 2001
---------------------------------------------------------------------------------------------------------------------------

                                                                                                 Three months ended
                                                                                                    December 31,
                                                                                           --------------------------------
                                                                                                    2001              2002
                                                                               NOTE                  US$               US$
                                                                                               Unaudited         Unaudited
OPERATING REVENUES                                                                                     -           509,559

Operating costs and expenses                                                                           -          (108,702)

Selling, general and administrative expenses                                                    (668,127)         (780,051)
                                                                                           --------------     -------------

LOSS FROM OPERATIONS                                                                            (668,127)         (379,194)

NON-OPERATING (EXPENSES) INCOME
Other income                                                                                                            40
Interest expenses                                                                                 (1,958)           (2,206)
                                                                                           --------------     -------------

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST                                                  (670,085)         (381,360)

Provision for income taxes                                                                             -                 -
                                                                                           --------------     -------------

LOSS BEFORE MINORITY INTEREST                                                                   (670,085)         (381,360)

Minority interest                                                                                      -            79,949
                                                                                           --------------     -------------

NET LOSS                                                                                        (670,085)         (301,411)
                                                                                           ==============     =============


LOSS PER SHARE OF COMMON STOCK                                                  4
- Basic                                                                                           (0.82)            (0.04)
                                                                                           ==============     =============

Weighted average number of shares of common stock
  outstanding                                                                                     815,667         6,970,497
                                                                                           ==============     =============






The  accompanying  notes  are an  integral  part of  these  unaudited  financial statements.
---------------------------------------------------------------------------------------------------------------------------

CHINA WORLD TRADE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET
As of December 31, 2002
---------------------------------------------------------------------------------------------------------------------------

                                                                                              As of                As of
                                                                                          September             December
                                                                                           30,  2002             31, 2002
                                                                             Note                US$                  US$
ASSETS                                                                                                          Unaudited
CURRENT ASSETS
Cash and cash equivalents                                                                     32,888               74,355
Trade and other receivables                                                    5              43,790              434,243
Rental and other deposits                                                                    341,731              343,394
Prepayments                                                                                    2,420               71,218
Inventories                                                                                   35,930               56,577
                                                                                       ---------------      --------------
TOTAL CURRENT ASSETS                                                                         456,759              979,787
Property, plant and equipment, net                                                             3,046               45,144
                                                                                       ---------------      --------------
TOTAL ASSETS                                                                                 459,805            1,024,931
                                                                                       ===============      ==============
LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Trade and other payables                                                       6             807,715            1,262,948
Deferred income                                                                                8,114              397,619
                                                                                       ---------------      --------------

TOTAL CURRENT LIABILITIES                                                                    815,829            1,660,567

Minority interest                                                                             17,777               39,576
                                                                                       ---------------      --------------

                                                                                             833,606            1,700,143
                                                                                       ---------------      --------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, par value of US$0.001 each;
    10,000,000 shares authorized, none issued or outstanding                                       -                    -
Common stock, par value of US$0.001 each;
    50,000,000 shares authorized, 6,970,497 shares issued at
    December 31 and September 30, 2002                                                           971                  971
Common stock to be issued                                                                      6,000                6,000
Additional paid-in capital                                                                 6,810,207            6,810,207
Accumulated deficit                                                                       (7,190,979)          (7,492,390)
                                                                                       ---------------      --------------

TOTAL STOCKHOLDERS' DEFICIT                                                                 (373,801)            (675,212)
                                                                                       ---------------      --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                  459,805            1,024,931
                                                                                       ===============      ==============


The  accompanying  notes  are an  integral  part of  these  unaudited  financial statements.
--------------------------------------------------------------------------------------------------------------------------

CHINA WORLD TRADE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended December 31, 2002 and 2001
---------------------------------------------------------------------------------------------------------------------------


                                                                                               Three              Three
                                                                                              Months              Months
                                                                                               Ended               Ended
                                                                                            December            December
                                                                                            31, 2001            31, 2002
                                                                                        -------------      -------------
                                                                                                  US$                US$
                                                                                            Unaudited          Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                    (670,085)          (301,411)

Adjustments to reconcile net loss to net cash
 provided by (used) in operating activities:
      Minority interest                                                                          (98)           (79,949)
      Stock issued for services                                                              718,000                  -
      Fixed assets written off                                                                   854                  -
      Depreciation                                                                                 -              1,681
      Increase in deferred income                                                                  -            389,505
      Changes in working capital:
         Trade and other receivables                                                             362           (390,453)
         Rental and other deposits                                                                 -             (1,663)
         Prepayments                                                                               -            (68,798)
         Inventories                                                                               -            (20,647)
         Trade and other payables                                                            237,868            455,233
                                                                                        -------------      -------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                          286,901            (16,502)
                                                                                        -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Website development costs                                                                   (300,000)                 -
Acquisition of property, plant and equipment                                                       -            (43,779)
                                                                                        -------------      -------------

                                                                                            (300,000)           (43,779)
                                                                                        -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from issuance of common stock                                                         14,188                  -
Capital contribution from minority shareholder of a subsidiary                                     -            101,748
                                                                                        -------------      -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     14,188            101,748
                                                                                        -------------      -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      1,089             41,467

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  43             32,888
                                                                                        -------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     1,132             74,355
                                                                                        =============      =============

ANALYSIS OF BALANCES OF CASH AND CASH EQUIVALENTS
Cash and bank balances                                                                         1,132             74,355
                                                                                        =============      =============


The  accompanying  notes  are an  integral  part of  these  unaudited  financial statements.
------------------------------------------------------------------------------------------------------------------------

CHINA WORLD TRADE CORPORATION

NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS
Three months ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         The accompanying financial data as of December 31, 2002 and for the three months ended December 31, 2002 and 2001, have been prepared by the Company, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended September 30, 2002.

         The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

         In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of December 31, 2002 and for the three months ended December 31, 2002 and 2001, have been made. The results of operations for the three months ended December 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.


2.       PREPARATION OF FINANCIAL STATEMENTS

         The Group has a negative working capital of US$680,780 and US$359,070 as of December 31, and September 30, 2002. Besides, the Group has net loss of US$301,411 and US$670,085 for the three-month periods ended December 31, 2002 and 2001 respectively. These conditions raise substantial doubt about the Group's ability to continue as a going concern.

         Continuation of the Group as a going concern is dependent upon obtaining additional working capital through additional equity funding and attaining profitable operations in the future. The management has developed a strategy, which it believes will accomplish these objectives which will enable the Group to operate in the future. However, there can be no assurance that the Group will be successful with its efforts to raise additional capital and attain profitable operations. The inability of the Group to secure additional financing and attain profitable operations in the near term could adversely impact the Group's business, financial position and prospects.










--------------------------------------------------------------------------------

CHINA WORLD TRADE CORPORATION

NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS
Three months ended December 31, 2002 and 2001
--------------------------------------------------------------------------------


3.       NEW ACCOUNTING PRONOUNCEMENTS

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure - an amendment of FASB Statement No. 123". This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain provisions of SFAS No. 148 are effective from December 15, 2002. The management believes that adoption of this standard does not have impact on the Group's financial statements.

         In December 2002, the FASB issued FASB Interpretation No. 46, ("FIN 46") "Consolidation of Variable Interest Entities" which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. The management believes that adoption of this statement does not have impact on the Group's financial statements.

         In January 2003, the FASB's Emerging Issues Task Force reached a consensus on Issue 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor. Issue 02-16 provides guidance on how a customer should account for cash consideration received from a vendor. The transition provisions apply prospectively to arrangements entered into or modified subsequent to December 31, 2002 and would require all amounts received from vendors to be accounted for as a reduction of the cost of the products purchased unless certain criteria are met to allow presentation as a reduction of advertising expense. The Group will adopt the provisions of Issue 02-16 on January 1, 2003. Management believes that adoption of Issue 02-16 will not have a material impact on the classification and timing of recognition of vendor consideration in the Group's statements of operations.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Subject to certain exceptions, this Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and all provisions of this Statement should be applied prospectively. The Group had no derivative instruments outstanding. The management does not expect the adoption of SFAS No. 149 will have a material impact on the Group's consolidated financial statements.



--------------------------------------------------------------------------------

CHINA WORLD TRADE CORPORATION

NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS
Three months ended December 31, 2002 and 2001
--------------------------------------------------------------------------------


4.       LOSS PER SHARE OF COMMON STOCK

         On September 1, 2002, all of the Company's issued and outstanding shares of common stock of US$0.001 each underwent a one for thirty reverse stock split, with no change in their par value. The Company's authorized share capital of 50,000,000 shares of common stock of US$0.001 each remains unchanged.

         The comparative amount of the loss per share of common stock and the weighted average number of shares of common stock outstanding have been adjusted as a result of the reverse stock split mentioned above.

5.       TRADE AND OTHER RECEIVABLES

                                                                                              As of                As of
                                                                                          September             December
                                                                                           30, 2002             31, 2002
                                                                             NOTE               US$                  US$
         Trade receivables                                                                        -               25,333
         Due from related parties                                            7(c)             4,504               40,545
         Other receivables                                                                   39,286              368,365
                                                                                      --------------       --------------

                                                                                             43,790              434,243
                                                                                      ==============       ==============

6.       TRADE AND OTHER PAYABLES

                                                                                              As of                As of
                                                                                          September             December
                                                                                           30, 2002             31, 2002
                                                                             NOTE               US$                  US$
         Trade payables                                                                           -               75,799
         Accrued charges                                                                    296,316              340,171
         Other payables                                                      6(a)           165,664               48,605
         Notes payables                                                                      72,796               75,002
         Due to related parties                                              7(d)           272,939              715,391
         Deposits received                                                                        -                7,980
                                                                                      --------------       --------------

                                                                                            807,715            1,262,948
                                                                                      ==============       ==============

         (a) Other payables as of December 31, 2002 included an amount of US$28,270, which was due from General Business Network (Holdings) Limited ('GBN"). GBN has become a wholly-owned subsidiary of the Company since January 2003. Further details of the acquisition of GBN have been described in note 8 to the financial statements.




--------------------------------------------------------------------------------

CHINA WORLD TRADE CORPORATION

NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS
Three months ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

7.       RELATED PARTY TRANSACTIONS

         (a) Names and relationship of related parties

                                                             Existing relationships with the Company
                 Mr. Alfred Or                               A director of the Company
                 Mr. Bobby Yu                                A director of a subsidiary
                 Mr. James Mak                               A director of the Company
                 Mr. John Hui                                A director of the Company
                 Mr. Steven Hui                              Close family member of a director of the Company
                 Mr. William Tsang                           A director of the Company
                 Goldlion Holdings Limited                   A company  controlled by close family members of a
                                                               director
                 Guangzhou Cyber Strategy Limited            A company in which a director of the Company has
                                                                beneficial interest
                 Health & Wealth Inc.                        A company in which a director of a subsidiary has
                                                                beneficial interest
                 Beijing Man Lung Economy                    PRC partner of a subsidiary
                 Consulting Company
                 Powertronic Holdings Limited                A shareholder of the Company

         (b) Summary of related party transactions

                                                                                                                  Three
                                                                                                                 Months
                                                                                                                  Ended
                                                                                                               December
                                                                                                               31, 2002
                                                                                                         ---------------
                                                                                                                    US$
                 Consultancy fee expenses to
                 Guangzhou City International Exhibition Co.                                                      4,531
                 Beijing Man Lung Economy Consulting Company                                                      4,531
                 Mr. John Hui                                                                                     6,410
                 Health & Wealth Inc.                                                                            15,024
                 Mr. Bobby Yu                                                                                     4,231
                                                                                                            ============

                 Consultancy fee income from
                 Guangzhou Cyber Strategy Limited                                                                96,154
                                                                                                            ============

                 Membership fee income from
                 Guangzhou Cyber Strategy Limited                                                                16,008
                                                                                                            ============

CHINA WORLD TRADE CORPORATION

NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS
Three months ended December 31, 2002 and 2001
--------------------------------------------------------------------------------


 7.      RELATED PARTY TRANSACTIONS (CONT'D)

         (c) Due from related parties

                                                                                                                 As of
                                                                                                              December
                                                                                                              31, 2002
                                                                                                           -------------
                                                                                                                    US$

                 Mr. John H. W. Hui                                                                               3,823
                 Mr. Alfred Or                                                                                    1,208
                 Goldlion Holdings Limited                                                                       35,514
                                                                                                           -------------

                                                                                                                 40,545
                                                                                                           =============

                  The amounts due from related parties represent unsecured advances which are interest-free and repayable on demand.

         (d) Due to related parties

                                                                                                                  As of
                                                                                                               December
                                                                                                               31, 2002
                                                                                                           -------------
                                                                                                                    US$

                 Mr. James Mak                                                                                    2,340
                 Mr. Steven Hui                                                                                  54,082
                 Guangzhou Cyber Strategy Limited                                                                24,661
                 Beijing Man Lung Economy Consulting Company                                                     18,116
                 Health & Wealth Inc.                                                                            18,422
                 Powertronic Holdings Limited                                                                   597,770
                                                                                                           -------------

                                                                                                                715,391
                                                                                                           =============

                  The  amounts  due  to  related  parties  represent   unsecured
                  advances which are interest-free and repayable on demand.









--------------------------------------------------------------------------------

CHINA WORLD TRADE CORPORATION

NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS
Three months ended December 31, 2002 and 2001
--------------------------------------------------------------------------------


8.       POST BALANCE SHEET EVENTS

         Pursuant to a Share Exchange Agreement entered into between the Company and Mr. Tsang Chi Hung ("Mr. Tsang") on December 17, 2002, Mr. Tsang agreed to transfer 10,000 ordinary shares of GBN to the Company in exchange for the issuance by the Company of 4,000,000 shares of its common stock with par value of US$0.001 each and a two-year warrant (the "Warrant") to purchase up to 4,000,000 shares of the common stock of the Company. The Warrant is exercisable at a price of US$0.92 per share.

         The transaction was completed on January 24, 2003 and GBN became a wholly-owned subsidiary of the Company. GBN was incorporated in Hong Kong on July 15, 2002 and is principally engaged in property investments and investment holdings. The acquisition of GBN and its subsidiaries will be accounted for under the purchase method of accounting. The purchase price will be allocated based on the estimated fair values at the date of acquisition. The results of the acquired businesses will be included in the consolidated financial statements since the acquisition date.






























--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL  CONDITIONS  AND RESULTS OF
OPERATION   PRELIMINARY   NOTE   REGARDING   FORWARD-LOOKING    STATEMENTS

All forward-looking statements contained herein are deemed by the company to be covered by and to qualify for the safe harbor protection provided by the private securities litigation reform act of 1995. Prospective shareholders should understand that several factors govern whether any forward - looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward - looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the company. Although the company believes that the assumptions underlying the forward - looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward - looking statements contained herein will be realized. Based on actual experience and business development, the company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the company's results of operations. In light of the significant uncertainties inherent in the forward - looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the company or any other person that the objectives or plans of the company will be achieved.

OVERVIEW

         Pursuant to the Share Exchange Agreement dated as of August 10, 2000, by us, Virtual Edge Limited ("VEL"), and Main Edge International Limited ("Main Edge"), Main Edge transferred all of the issued and outstanding shares of the capital stock of VEL to the Company in exchange of 1,961,175 shares of our pre-split common stock, representing approximately 75% of our outstanding shares of the common stock. As a result of an 8-for-1 forward split that was effective on 15th September 2000, Main Edge held 15,689,400 shares of our common stock. Furthermore, subsequent to two private placement financings by Powertronic Holdings Limited ("Powertronic") in September 2002 and December 2002, the acquisition of all the issued and outstanding shares of General Business Network (Holdings) Ltd. ("GBN") in December 2002 and an 1-for-30 reverse split that was effective on 1st September 2002, Mr. Chi Hung Tsang now holds 4,000,000 shares of our common stock (representing approximately 36.4%* of the total issued and outstanding shares of our common stock), Powertronic holds 2,000,000 shares (or approximately 18.2%*), and as a result, Main Edge holds only 522,980 shares (or approximately 4.8%*).

* Not including shares to be issued upon the exercise of warrants issued by the Company.

RESULTS OF OPERATIONS

The following table shows selected data of the Company and its subsidiaries for the three-month period ended December 31, 2002 and 2001 as extracted from the Condensed Consolidated Financial Statements included in Item 1 of this Form 10QSB.



       (Amounts in thousands US$)                      THREE-MONTH PERIOD
                                                       ENDED DECEMBER 31
                                                            2002            2001

       Revenue                                               510              --
         Operating costs and expenses                      (109)              --
          Selling, general &
           administrative expenses                         (780)           (668)
                                                           -----           -----
       Loss from operations                                (379)           (668)

          Other income (expenses)                            (2)             (2)
                                                           -----           -----
       Loss before minority interest                       (381)           (670)

       Minority interests                                     80              --
                                                           -----           -----
       Net loss                                            (301)           (670)
                                                           -----           -----

Three-month Period Ended December 31, 2002 Compared to Three-Month Period Ended December 31, 2001

         OPERATING REVENUE

          The aim of the Company is to continue to establish and operate World Trade Center Clubs (associated with the World Trade Center Association) and provide trade agency business linking companies in China and the rest of the world. As of December 31, 2002, we had three operating entities, namely the Beijing World Trade Center Club ("BWTCC"), Guangzhou World Trade Center Club ("GWTCC") and Infotech Enterprises Limited ("Infotech"). BWTCC will be engaged in the establishment of a business club located in Beijing and GWTCC is engaged in the operation with the business club in Guangzhou, the PRC. GWTCC provides food and beverages, recreation, business center services, communication and information services, products exhibitions services, and commercial and trading brokerage services. Infotech will build a bilingual, English and Chinese, business-to-business portal for the Company as well as providing system integration related services to third parties customers and members. In January 2003, the Company acquired 100% shareholding of General Business Network
(Holdings) Limited , an investment holding company which primarily engages in property investments and trading business.

          The Company has started to recruit members, and to provide consultancy, catering and business center services through its subsidiary GWTCC located in Guangdong Province, the PRC since June 2002. Sales revenue for the three-month period ended December 31, 2002 was $510,000, compared to none for the same corresponding period in year 2001. Of the $510,000 revenue in fiscal year 2002, approximately $214,000 (42%) was generated from providing catering services, $42,000 (8%) from providing business center and conference services, $96,000 (19%) from providing consultancy services and the remaining revenue of $158,000 (31%) from membership fees.

          Costs of sales increased by $109,000 for the three-month period ended December 31, 2002, as compared to none for the same corresponding period in year 2001. The $109,000 is primarily incurred in relation to the catering services that the Company provided through GWTCC.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

          Selling, general and administrative expenses increased by $112,000 or 17% to $780,000 for the three-month period ended December 31, 2002 from $668,000 for the corresponding period in 2001. The increase was mainly due to:

         i) Salaries: Salaries increased by 171,000 for the three-month period ended December 31, 2002, compared to only $3,000 for the same corresponding period in year 2001. The increase was mainly due to the salaries paid to staff to support the operation of GWTCC.

         ii) Rental and Building Management fee: Rental and building management fee totaled $250,000 for the three-month period ended December 31, 2002, compared to only $8,000 for the same corresponding period in year 2001. This increase was primarily due to costs for renting premises for the operation of GWTCC in Guangzhou, the PRC.

         iii) Utility and Office Expenses: Utility and office expenses were $88,000 for the three-month period ended December 31, 2002, compared to none for the same corresponding period in year 2001. The increase was primarily the result of the additional cost for the operation of GWTCC.

         iv) Advertising and Promotion Expenses: The advertising and promotion expenses were $37,000 for the three-month period ended December 31, 2002, compared to none for the same corresponding period in year 2001. These expenses were the result of additional effort and costs for the promotion of the corporate image as well as for the recruitment of members.

          The increase of the selling, general and administrative expenses was partially offset by the decrease in profession fees. During the three-month period ended December 31, 2001, substantial professional fees were incurred to hire consultants to act as liaison with the Chinese government and to provide different corporate finance services for the development of the Company. Less professional fees were incurred during current period as the Company is more established comparing to a year ago.

          FINANCIAL INCOME/(EXPENSES), NET

          Financial expenses of $2,000 for the three-month period ended December 31, 2002 maintains at a similar level when compared to approximately $2,000 for the same corresponding period in year 2001.

          INCOME TAXES

          The Company is still operating at a loss for the three-month period ended December 31, 2002. Thus, no income taxes incurred for the reporting periods.

          LIQUIDITY AND CAPITAL RESOURCES

          The Company underwent a 1 for 30 reverse stock split of the shares of its common stock, effective on September 1, 2002.

          Between September 8 and September 12, 2002, the Company entered into agreements with its subsidiaries whereas the Company would take on approximately $2.7 million in debt from subsidiaries to related parties, and in exchange, the subsidiaries became liable to the Company for the same amount of debt that takes on by the Company. The Company issued a total of 4 million post-split shares in exchange for cancellation of approximately $0.4 million in debt owed to related parties as well as approximately $2.3 million in debt and fees owed to third parties

          The Company and Powertronic Holdings Limited entered into two share purchase agreements dated September 3, 2002 and December 17, 2002 to purchase 2,000,000 shares and warrants (to purchase up to another 4,000,000 shares) for a total purchase price of $1,000,000. These two private financings were completed on January 24, 2003 and the respective shares were issued accordingly.

          We believe that the level of financial resources is a significant factor for our future development and accordingly may choose at any time to raise capital through debt or equity financing to strengthen its financial position, facilitate growth and provide us with additional flexibility to take advantage of business opportunities.

CRITICAL ACCOUNTING POLICIES

Besides the accounting policies as described in note 1 to the financial statements for the year ended September 30, 2002, the management considers that the Group has not adopted any other critical accounting policies.

ITEM 3. CONTROLS AND PROCEDURES.

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with participation of the Company's management, including the Chief Executive Officer and Principal Financial

Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on the evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.



                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any pending or to the best of our knowledge, any threatened legal proceedings. No director, officer or affiliate, or owner of record of more than five percent (5%) of our securities, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to ours in any pending litigation.

ITEM 2. CHANGES IN SECURITIES.

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5. OTHER INFORMATION.

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

          99.1 CEO Certification
          99.1 CFO Certification

(b) Reports on Form 8-K;

          On March 3, 2003, a Form 8K in connection with events taking place in September 8, 2002, regarding items 1,2 and 7 was filed with the SEC.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                China World Trade Corporation
                                                ______________________________
                                                (Registrant)

Date:  May 22, 2003                             /s/ John H.W. Hui
_______________________________                 _______________________________
                                                John H.W. Hui
                                                Chief Executive Officer

Date:  May 22, 2003
_______________________________                 /s/  Keith Wong
                                                _______________________________
                                                Keith Wong
                                                Cheif Financial Officer

*Print the name and title of each signing officer under his signature.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John H.W. Hui, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of China World Trade Corporation;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c)  presented  in  this  annual  report  our  conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 22, 2003
                                                   _/s/ John H.W. Hui__________
                                                   John H.W. Hui
                                                   Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Keith Wong, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of China World Trade Corporation;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c)  presented  in  this  annual  report  our  conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 22, 2003
                                                         /s/ Keith Wong_______
                                                         Keith Wong
                                                         Chief Financial Officer

                                                                    EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of China World Trade Corporation, a Nevada company (the "Company") on Form 10-QSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John H.W. Hui, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


__/s/ John H.W. Hui__________
John H.W. Hui
Chief Executive Officer
                                                              Date: May 22, 2003

                                                                    EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of China World Trade Corporation, a Nevada company (the "Company") on Form 10-QSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Keith Wong, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

___/s/_Keith Wong____________
Keith Wong
Chief Financial Officer

Date:  April 11, 2003
                                                              Date: May 22, 2003





SF 865435 v3
5/21/03 8:54 AM (39830.0001)