Form 10QSB
period 2003-03-31
CHINA WORLD TRADE CORP
filed 2003-05-30
CIK 1081834

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


                                   FORM 10-QSB


(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For
                    the quarterly period ended March 31, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      For the transition period from _________________ to _________________

                        Commission file number 000-26119

                          CHINA WORLD TRADE CORPORATION
             ______________________________________________________
        (Exact name of small business issuer as specified in its charter)

           Nevada                                          87-0629754
_____________________________                  _________________________________
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

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

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Unaudited financial statements China World Trade Corporation for the three months and six months ended March 31, 2003.

CHINA WORLD TRADE CORPORATION

CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
Three months and six months ended March 31, 2003 and 2002
---------------------------------------------------------------------------------------------------------------------------

                                                       Three months ended March 31,          Six months ended March 31,
                                                     ---------------------------------    ---------------------------------
                                                             2002              2003               2002              2003
                                             Note             US$               US$                US$               US$
                                                        Unaudited         Unaudited          Unaudited         Unaudited

OPERATING REVENUES                                              -             503,539                  -         1,013,098

Operating costs and expenses                                    -            (112,700)                 -          (221,402)

Selling, general and administrative
   expenses                                              (138,878)           (646,435)          (807,005)       (1,426,486)
                                                     ---------------   ---------------    ---------------   ---------------

LOSS FROM OPERATIONS                                     (138,878)           (255,596)          (807,005)         (634,790)

NON-OPERATING (EXPENSES) INCOME
Other income                                                    -               1,085                  -              1,125
Interest expenses                                          (2,016)             (2,272)            (3,974)           (4,478)
                                                     ---------------   ---------------    ---------------   ---------------

LOSS BEFORE INCOME TAXES AND MINORITY
   INTEREST                                              (140,894)           (256,783)          (810,979)         (638,143)

Provision for income taxes                                      -                   -                  -                 -
                                                     ---------------   ---------------    ---------------   ---------------

LOSS BEFORE MINORITY INTEREST                            (140,894)           (256,783)          (810,979)         (638,143)

Minority interest                                               -              40,207                  -           120,156
                                                     ---------------   ---------------    ---------------   ---------------

NET LOSS                                                 (140,894)           (216,576)          (810,979)         (517,987)
                                                     ===============   ===============    ===============   ===============

LOSS PER SHARE OF COMMON STOCK
- Basic                                        4            (0.16)              (0.02)             (0.92)            (0.06)
                                                     ===============   ===============    ===============   ===============

Weighted average number of shares of
   common stock outstanding                               881,416           9,903,830            881,416         8,421,046
                                                     ===============   ===============    ===============   ===============

CHINA WORLD TRADE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET
As of March 31, 2003
---------------------------------------------------------------------------------------------------------------------------

                                                                                                As of               As of
                                                                                            September               March
                                                                                             30, 2002            31, 2003
ASSETS                                                                     NOTE                  US$                  US$
                                                                                                                Unaudited

CURRENT ASSETS
Cash and cash equivalents                                                                    32,888              481,650
Trade and other receivables                                                   5              43,790              146,205
Rental and other deposits                                                                   341,731              363,171
Prepayments                                                                                   2,420              106,857
Inventories                                                                                  35,930               42,462
                                                                                      ----------------     ----------------

TOTAL CURRENT ASSETS                                                                        456,759            1,140,345

Goodwill                                                                      6                   -              187,416
Property, plant and equipment, net                                            7               3,046            3,047,377
                                                                                      ----------------     ----------------

TOTAL ASSETS                                                                                459,805            4,375,138
                                                                                      ================     ================

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Trade and other payables                                                      8             807,715            1,252,929
Deferred income                                                                               8,114              323,996
                                                                                      ----------------     ----------------

TOTAL CURRENT LIABILITIES                                                                   815,829            1,576,925

Minority interest                                                                            17,777                    -
                                                                                      ----------------     ----------------

                                                                                            833,606            1,576,925
                                                                                      ----------------     ----------------

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, par value of US$0.001 each;
    10,000,000 shares authorized, none issued or outstanding                                      -                    -
Common stock, par value of US$0.001 each;
    50,000,000 shares authorized, 10,970,497 and 6,970,497
    shares issued  at March 31 and September 30, 2002                                           971               10,971
Common stock to be issued                                                                     6,000                    -
Additional paid-in capital                                                                6,810,207           10,496,208
Accumulated deficit                                                                      (7,190,979)          (7,708,966)
                                                                                      ----------------     ----------------

TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                                                       (373,801)           2,798,213
                                                                                      ----------------     ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY                                        459,805            4,375,138
                                                                                      ================     ================

CHINA WORLD TRADE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
Six months ended March 31, 2003 and 2002
---------------------------------------------------------------------------------------------------------------------------

                                                                                          Six Months          Six Months
                                                                                         Ended March         Ended March
                                                                                            31, 2002            31, 2003
                                                                                      ---------------     --------------
                                                                             NOTE                US$                 US$
                                                                                           Unaudited           Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                 (810,979)          (517,987)

Adjustments to reconcile net loss to net cash used
 in operating activities:
      Minority interest                                                                       (98)          (120,156)
      Stock issued for services                                                           718,000                  -
      Property, plant and equipment written off                                               278                  -
      Depreciation                                                                              -             11,839
      Impairment of property, plant and equipment                                               -             64,032
      Increase in deferred income                                                               -            315,882
      Changes in working capital:
         Trade and other receivables                                                          362              4,213
         Rental and other deposits                                                              -            (10,822)
         Prepayments                                                                            -           (100,125)
         Inventories                                                                            -             (6,532)
         Trade and other payables                                                         361,038            666,509
                                                                                     ----------------   ----------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 268,601            306,853
                                                                                     ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Website development costs                                                                (300,000)                 -
Acquisition of subsidiary                                                   10                  -            123,707
Acquisition of property, plant and equipment                                                    -            (84,177)
                                                                                     ----------------   ----------------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                      (300,000)            39,530
                                                                                     ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from issuance of common stock                                                       2,730                  -
Capital contribution from minority shareholder of a subsidiary                             29,795            102,379
                                                                                     ----------------   ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  32,525            102,379
                                                                                     ----------------   ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   1,126            448,762

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               43             32,888
                                                                                     ----------------   ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  1,169            481,650
                                                                                     ================   ================

CHINA WORLD TRADE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
Six months ended March 31, 2003 and 2002
---------------------------------------------------------------------------------------------------------------------------

                                                                                          Six Months          Six Months
                                                                                         Ended March         Ended March
                                                                                            31, 2002            31, 2003
                                                                                      ---------------    ---------------
                                                                             NOTE                US$                 US$
                                                                                           Unaudited           Unaudited
ANALYSIS OF BALANCES OF CASH AND CASH EQUIVALENTS
Cash and bank balances                                                                      1,169           481,650
                                                                                     ===============   =================

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of subsidiary by issuance of common stock                                              -         3,200,000
                                                                                     ===============   =================

CHINA WORLD TRADE CORPORATION

NOTES TO AND  FORMING  PART OF THE  FINANCIAL  STATEMENTS
Three months and six months ended March 31, 2003 and 2002
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         The accompanying financial data as of March 31, 2003 and for the three and six months ended March 31, 2003 and 2002, have been prepared by the Company, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended September 30, 2002.

         The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

         In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2003 and for the three and six months ended March 31, 2003 and 2002, have been made. The results of operations for the three and six months ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.


2.       PREPARATION OF FINANCIAL STATEMENTS

         The Group has a negative working capital of US$436,580 and US$359,070 as of March 31, 2003 and September 30, 2002. Besides, the Group has net loss of US$216,576 and US$140,894 for the three-month periods ended March 31, 2003 and 2002 respectively. These conditions raise substantial doubt about the Group's ability to continue as a going concern.

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

CHINA WORLD TRADE CORPORATION

NOTES TO AND  FORMING  PART OF THE  FINANCIAL  STATEMENTS
Three months and six months ended March 31, 2003 and 2002
--------------------------------------------------------------------------------

3.       NEW ACCOUNTING PRONOUNCEMENTS

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure - an amendment of FASB Statement No. 123". This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain provisions of SFAS No. 148 are effective from March 15, 2002. The management believes that adoption of this standard does not have an impact on the Group's financial statements.

         In January 2003, the FASB issued FASB Interpretation No. 46, ("FIN 46") "Consolidation of Variable Interest Entities" which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. The management believes that adoption of this statement does not have impact on the Group's financial statements.

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

CHINA WORLD TRADE CORPORATION

NOTES TO AND  FORMING  PART OF THE  FINANCIAL  STATEMENTS
Three months and six months ended March 31, 2003 and 2002
--------------------------------------------------------------------------------

5.       TRADE AND OTHER RECEIVABLES

                                                                                              As of                As of
                                                                                          September                March
                                                                                           30, 2002             31, 2003
                                                                             NOTE               US$                  US$
            Trade receivables                                                5(a)                 -               66,934
            Due from related parties                                         9(c)             4,504               41,421
            Other receivables                                                                39,286               37,850
                                                                                      --------------       --------------

                                                                                             43,790              146,205
                                                                                      ==============       ==============

         (a) Included in trade receivables are amounts receivable from Goldlion Holdings Limited of US$14,388, Mr. John Hui of US$8,964 and Mr. William Tsang of US$3,358. These balances are unsecured, interest-free and have credit period ranges from 1 to 3 months. For relationship of these related parties with the Company, please refer to note 9 to these financial statements.

6.       BUSINESS ACQUISITION

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

         The acquisition, which was carried out mainly for the Group's expansion purposes, was completed on January 24, 2003 and GBN became a wholly-owned subsidiary of the Company. GBN was incorporated in Hong Kong on July 15, 2002 and is principally engaged in property investments and investment holding. The acquisition of GBN has been accounted for under the purchase method of accounting. The purchase price was allocated based on the estimated fair values at the date of acquisition. This allocation has resulted in acquired goodwill of US$187,416, which is subject to impairment review annually. The results of GBN have been included in the consolidated financial statements since the acquisition date.

         The following unaudited pro forma information presents a summary of our consolidated results of operations as if the acquisition had been taken place on July 15, 2002, the date when GBN was incorporated.

                                                      Three months ended March 31,        Six months ended March 31,
                                                    ----------------------------------   ------------------------------
                                                            2002               2003              2002            2003
                                                             US$                US$               US$             US$
                                                       Unaudited          Unaudited         Unaudited       Unaudited
         OPERATING REVENUES                                    -             503,539                -       1,013,098
                                                    ===============    ===============   =============   ==============

         NET (LOSS) PROFIT                              (140,894)           (257,933)        (810,979)       (631,998)
                                                    ===============    ===============   =============   ==============

         (LOSS) EARNINGS PER SHARE                         (0.16)              (0.03)           (0.92)          (0.08)
                                                    ===============    ===============   =============   ==============

7.      PROPERTY, PLANT AND EQUIPMENT

         In view of the sluggish property economy and the operating loss experienced by the rental operations of the Group, management has carried out a review of the recoverability of certain properties held by reference to the prevailing market price of similar properties. Management believes that an impairment loss of US$64,032 should be provided. That loss has been recognized as an expense and included in "selling, general and administrative expenses" in the current period's statement of operations.

CHINA WORLD TRADE CORPORATION

NOTES TO AND  FORMING  PART OF THE  FINANCIAL  STATEMENTS
Three months and six months ended March 31, 2003 and 2002
--------------------------------------------------------------------------------


8.       TRADE AND OTHER PAYABLES

                                                                            A.
                                                                                              As of                As of
                                                                                          September                March
                                                                                           30, 2002             31, 2003
                                                                             NOTE               US$                  US$
         Trade payables                                                                           -               72,257
         Accrued charges                                                     8(a)           296,316              392,905
         Other payables                                                                     165,664               77,321
         Notes payables                                                                      72,796               77,273
         Due to related parties                                              9(d)           272,939              584,914
         Deposits received                                                                        -              112,291
                                                                                      --------------       --------------

                                                                                            807,715            1,316,961
                                                                                      ==============       ==============

          (a) Included in accrued charges are accrued rental and related expenses payable to Guangzhou Goldlion City Properties Co., Ltd. and Guangzhou Goldlion Commercial Network Co., Ltd. of US$140,723. For relationship of these companies with the Company, please refer to note 9 to these financial statements.

9.       RELATED PARTY TRANSACTIONS

         (a) Names and relationship of related parties

                                                             Existing relationships with the Company
                                                             ---------------------------------------
                 Mr. Alfred Or                               A shareholder and director of the Company
                 Mr. Bernard Chan                            A shareholder of the Company
                 Mr. Bobby Yu                                A director of a subsidiary
                 Mr. James Mak                               A shareholder and director of the Company
                 Mr. John Hui                                A shareholder and director of the Company
                 Mr. Steven Hui                              Close family member of a director of the Company
                 Mr. William Tsang                           A shareholder and director of the Company
                 Beijing Man Lung Economy Consulting         PRC partner of a subsidiary
                   Company
                 Goldlion Holdings Limited                   A company controlled by close family members of a director
                 Guangzhou City International Exhibition     PRC partner of a subsidiary
                   Co.
                 Guangzhou Cyber Strategy Limited            A company in which a director of the Company has
                                                                beneficial interest
                 Guangzhou Goldlion City Properties Co.,     A company controlled by close family members of a director
                   Ltd
                 Guangzhou Goldlion Commercial Network       A company controlled by close family members of a director
                   Co., Ltd.
                 Health & Wealth Inc.                        A company in which a director of the Company has
                                                                beneficial interest
                 Powertronic Holdings Limited                A shareholder of the Company

         (b) Summary of related party transactions

                                                                                              Three                 Six
                                                                                             months              months
                                                                                              ended               ended
                                                                                              March               March
                                                                                           31, 2003            31, 2003
                                                                                                US$ (2)             US$
                 Consultancy fee expenses to
                 ---------------------------
                 Mr. Bernard Chan                                                            5,128                5,128
                 Mr. Bobby Yu                                                                4,231                8,462
                 Mr. John Hui                                                               25,641               32,051
                 Mr. William Tsang                                                          25,641               25,641
                 Beijing Man Lung Economy Consulting Company                                 4,531                9,061
                 Guangzhou City International Exhibition Co.                                 4,531                9,061
                 Health & Wealth Inc.                                                            -               15,024
                                                                                     ===============     ===============

                 Rental and related expenses to
                 ------------------------------
                 Guangzhou Goldlion City Properties Co., Ltd. and Guangzhou
                 Goldlion Commercial Network Co., Ltd.                                     170,798              354,344
                                                                                     ===============     ===============

                 Consultancy fee income from
                 ---------------------------
                 Guangzhou Cyber Strategy Limited                                           96,154              192,308
                                                                                     ===============     ===============

                 Membership fee income from
                 --------------------------
                 Guangzhou Cyber Strategy Limited                                           16,008               32,016
                                                                                     ===============     ===============

         (c) Due from related parties

                                                                                                                  As of
                                                                                                                  March
                                                                                                               31, 2003
                                                                                                           -------------
                                                                                                                    US$
                 Mr. John Hui                                                                                     5,444
                 Mr. Alfred Or                                                                                    1,208
                 Goldlion Holdings Limited                                                                       34,769
                                                                                                           -------------

                 Classified as current assets                                                                    41,421
                                                                                                           =============

                  The amounts due from related parties represent unsecured advances which are interest-free and repayable on demand.

CHINA WORLD TRADE CORPORATION

NOTES TO AND  FORMING  PART OF THE  FINANCIAL  STATEMENTS
Three months and six months ended March 31, 2003 and 2002
--------------------------------------------------------------------------------

9.       RELATED PARTY TRANSACTIONS (CONT'D)

         (d) Due to related parties

                                                                                                                  As of
                                                                                                                  March
                                                                                                               31, 2003
                                                                                                           -------------
                                                                                                                    US$
                 Mr. William Tsang                                                                              263,159
                 Mr. Benny Cho                                                                                   10,795
                 Mr. James Mak                                                                                    2,340
                 Mr. John Hui                                                                                    22,207
                 Mr. Steven Hui                                                                                  41,179
                 Guangzhou Cyber Strategy Limited                                                                96,395
                 Beijing Man Lung Economy Consulting Company                                                     22,647
                 Health & Wealth Inc.                                                                            18,422
                 Powertronic Holdings Limited                                                                   107,770
                                                                                                           -------------

                 Classified as current liabilities                                                              584,914
                                                                                                           =============

                  The  amounts  due  to  related  parties  represent   unsecured
                  advances which are interest-free and repayable on demand.

10.       SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

        (a) Summary of effect of acquisition of subsidiary

                                                                                                               Three and
                                                                                                              Six months
                                                                                                                   ended
                                                                                                                   March
                                                                                                                31, 2003
                                                                                                                     US$
                 NET ASSETS ACQUIRED
                 Property, plant and equipment                                                                 3,036,025
                 Cash and cash equivalents                                                                       123,707
                 Trade and other receivables                                                                     106,628
                 Rental and other deposits                                                                        10,618
                 Prepayments                                                                                       4,312
                 Trade and other payables                                                                       (268,706)
                                                                                                           --------------

                                                                                                               3,012,584

                 Add: Goodwill arising from acquisition of subsidiary                                            187,416
                                                                                                           --------------

                 Consideration                                                                                 3,200,000
                                                                                                           ==============

10.       SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION (CONT'D)

(b)Analysis of the net inflow of cash and cash equivalents in respect of acquisition during the period

                                                                                                              Three and
                                                                                                             Six months
                                                                                                                  ended
                                                                                                                  March
                                                                                                               31, 2003
                                                                                                                    US$
            Consideration                                                                                    (3,200,000)
            Bank balance and cash acquired                                                                      123,707
            Issuance of common stock for satisfying the consideration                                         3,200,000
                                                                                                          --------------

            Net inflow of cash and cash equivalents                                                             123,707
                                                                                                          ==============

11.      CAPITAL COMMITMENT

         On August 26, 2002, the Company signed an agreement with ACV Ltd ("ACV") pursuant to which both parties agreed to form a wholly-foreign owned enterprise named General Business Network (Guangzhou) Limited ("GBN(GZ)"). GBN(GZ) was approved and registered with the Guangzhou Industrial and Commercial Administrative Management Bureau, the PRC, on December 31, 2002. The license granted for the operation of GBN(GZ) is valid for a period of ten years from December 25, 2002 through to December 25, 2012. The registered capital of GBN(GZ) is HK$500,000 (US$64,102). Pursuant to the joint venture agreement, each party shall contribute 50% of the registered capital of GBN(GZ) and in return each party will enjoy 50% interest in GBN(GZ). GBN(GZ) is still in set up stage and will be engaged in the provision of information technology related services. As of date of these financial statements, both parties had not yet contributed its share of capital contribution of HK$250,000 (US$32,051) yet.

12.      OPERATING LEASES COMMITMENTS

         At the balance sheet date, the Group had total outstanding commitments under non-cancellable operating leases, which are payables as follows:

                                                                                                                  As of
                                                                                                                  March
                                                                                                               31, 2003
                                                                                                                    US$
        2004                                                                                                    557,816
        2005                                                                                                    566,885
        2006                                                                                                    594,411
        2007                                                                                                    637,905
        2008                                                                                                    217,467
                                                                                                         ---------------

                                                                                                              2,574,484
                                                                                                         ===============

         In addition, the Group has committed to pay contingent rent at 2% to 10% on the monthly turnover of a subsidiary when the subsidiary's monthly turnover has exceeded RMB500,000 (US$60,408) during the lease period ending in July 2007.

         At the balance sheet date, the Group had total outstanding  commitments
         under  non-cancellable   operating  leases,  which  are  receivable  as
         follows:

                                                                                                                  As of
                                                                                                                  March
                                                                                                               31, 2003
                                                                                                                    US$
         2004                                                                                                    62,821
         2005                                                                                                    20,461
                                                                                                         ---------------

                                                                                                                 83,282
                                                                                                         ===============

13.      BUSINESS SEGMENT INFORMATION

                                                      Three months ended March 31,        Six months ended March 31,
                                                    ---------------------------------   --------------------------------
                                                            2002               2003             2002              2003
                                                             US$                US$              US$               US$
         OPERATING REVENUES
         Club services                                         -            386,045                -           799,451
         Consultancy services                                  -             96,155                -           192,308
         Rental                                                -             15,444                             15,444
         Sale of goods                                         -              5,895                -             5,895
                                                    --------------     --------------   --------------    --------------

                                                               -            503,539                -         1,013,098
                                                    ==============     ==============   ==============    ==============

         (LOSS) PROFIT FROM OPERATIONS
         Club services                                         -           (178,923)               -          (499,880)
         Consultancy services                                  -             92,920                -            46,347
         Rental                                                -           (118,148)                          (118,148)
         Sale of goods                                         -            (14,304)               -           (14,304)
                                                    --------------     --------------   --------------    --------------

                                                               -           (218,455)               -          (585,985)

         Corporate expenses                             (138,878)           (37,141)        (807,005)          (48,805)
                                                    --------------     --------------   --------------    --------------

         CONSOLIDATED OPERATING LOSS                    (138,878)          (255,596)        (807,005)         (634,790)

         Other income                                          -              1,085                -             1,125
         Interest expenses                                (2,016)            (2,272)          (3,974)           (4,478)
                                                    --------------     --------------   --------------    --------------

         CONSOLIDATED LOSS BEFORE INCOME TAXES AND
            MINORITY INTEREST                           (140,894)          (256,783)        (810,979)         (638,143)
                                                    ==============     ==============   ==============    ==============

                                                      Three months ended March 31,        Six months ended March 31,
                                                    ---------------------------------   --------------------------------
                                                            2002               2003             2002              2003
                                                             US$                US$              US$               US$
         DEPRECIATION
         Club services                                         -              5,837                -             7,518
         Rental                                                -              4,321                -             4,321
                                                    --------------     --------------   --------------    --------------

                                                               -             10,158                -            11,839
                                                    ==============     ==============   ==============    ==============

                                                      Three months ended March 31,        Six months ended March 31,
                                                    ---------------------------------   --------------------------------
                                                            2002               2003             2002              2003
                                                             US$                US$              US$               US$
         PROPERTY, PLANT AND EQUIPMENT ADDITIONS
         Club services                                         -             31,171                -            74,950
         Rental                                                -              9,227                -             9,227
                                                    --------------     --------------   --------------    --------------

                                                               -             40,398                -            84,177
                                                    ==============     ==============   ==============    ==============

                                                      Three months ended March 31,        Six months ended March 31,
                                                    ---------------------------------   --------------------------------
                                                            2002               2003             2002              2003
                                                             US$                US$              US$               US$
         IMPAIRMENT LOSS ON PROPERTY, PLANT AND EQUIPMENT
         Club services                                         -                  -                -                 -
         Rental                                                -             64,032                -            64,032
                                                    --------------     --------------   --------------    --------------

                                                               -             64,032                -            64,032
                                                    ==============     ==============   ==============    ==============

                                                                                                                  As of
                                                                                                                  March
                                                                                                               31, 2003
                                                                                                                    US$
         TOTAL ASSETS
         Club services                                                                                        1,049,283
         Consultancy services                                                                                     6,702
         Rental                                                                                               3,126,670
         Others                                                                                                 192,483
                                                                                                        -----------------

         Consolidated total                                                                                   4,375,138
                                                                                                        =================

         No geographical segments information is presented as all of the Group's revenues are generated from China.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                          CHINA WORLD TRADE CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         All forward-looking statements contained herein are deemed by China World Trade Corporation (the "Company") to be covered by and to qualify for the safe harbor protection provided by the private securities litigation reform act of 1995. Prospective shareholders should understand that several factors govern whether any forward - looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward - looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward - looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward - looking statements contained herein will be realized. Based on actual experience and business development, the Company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the company's results of operations. In light of the significant uncertainties inherent in the forward - looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the company will be achieved.

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

*Not including shares of common stock to be issued on the exercise of warrants issued by the Company.

RESULTS OF OPERATIONS

         The following table shows selected data of the Company and its subsidiaries for the three-month and six-month periods ended March 31, 2003 and 2002 as extracted from the Condensed Consolidated Financial Statements of this Form 10-QSB.

                                                      Three months ended          Six months ended
(Amounts in thousands US$)                                March 31,                   March 31,
                                                          2003         2002           2003          2002
Operating Revenue                                          504         ----          1,013          ----

Operating costs and expenses                             (113)         ----          (221)          ----
Selling, general & administrative expenses               (646)        (139)        (1,427)         (807)
                                                         ----         ----         ------          ----

Loss from operations                                     (255)        (139)          (635)         (807)

Non-operating (expenses) income
   Other income                                              1           --              1           (4)
   Interest expenses                                       (2)          (2)            (4)            --
Minority interest                                           40         ----            120          ----
                                                         ----         ----         ------          ----

Net loss                                                 (216)        (141)          (518)         (811)
                                                         ====         ====         ======          ====

Three-month Period Ended March 31, 2003 Compared to Three-Month Period Ended March 31, 2002

         OPERATING REVENUE

         The aim of the Company is to continue to establish and operate World Trade Center Cubs (in association with the World Trade Center Association) and to provide trade agency business linking companies in China and the rest of the world. As of March 31, 2003, we had four operating arms, namely the Beijing World Trade Center Club ("BWTCC"), Guangzhou World Trade Center Club ("GWTCC"), Infotech Enterprises Limited ("Infotech), and General Business Network (Holdings) Limited. BWTCC will be engaged in the establishment of a business club located in Beijing and GWTCC is engaged in the operation with the business club in Guangzhou, the PRC. GWTCC provides food and beverages, recreation, business center services, communication and information services, products exhibitions services, and commercial and trading brokerage services. Infotech will build a bilingual, English and Chinese, business-to-business portal for the Company as well as providing system integration related services to third parties customers and members. GBN is an investment holding company which primarily engages in property investments and trading business.

         The Company has started to recruit members, and to provide consultancy, catering and business center services through its subsidiary GWTCC located in Guangdong Province, the PRC since June 2002. Sales revenue for the three-month period ended March 31, 2002 was $504,000, compared to none for the same corresponding period in year 2002. Of the $504,000 revenue in year 2003, approximately $386,000 (77%) was generated from catering services, business center and conference services provided by GWTCC, $96,000 (19%) from providing consultancy services to a member, $16,000 (3%) from rental income generated by GBN, and the remaining revenue of $6,000 (1%) from trading businesses.

         Costs of sales increased by $113,000 for the three-month period ended March 31, 2003, as compared to none for the same corresponding period in year 2002. The $113,000 is primarily incurred in relation to the catering services that the Company provided through GWTCC.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased by $507,000 to $646,000 for the three-month period ended March 31, 2003 from $139,000 for the same corresponding period in 2002. The increase was mainly due to:

         i) Salaries and Welfare Expenses: Salaries and welfare expenses were $185,000 for the three-month period ended March 31, 2003, compared to none for the same corresponding period in year 2002. The increase was mainly due to the salaries paid to staff to support the operation of GWTCC.

         ii) Rental Expense: Rental expense was $188,000 for the three-month period ended March 31, 2003, compared to none for the same corresponding period in year 2002. The increase was primarily due to costs for renting premises for the operation of GWTCC in Guangzhou, the PRC.

         iii) Utility and Office Expenses: Utility and office expenses were $56,000 for the three-month period ended March 31, 2003, compared to none for the same corresponding period in year 2002. The increase was primarily the result of the additional cost for the operation of GWTCC.

         iv) Legal and Professional Fee: Legal and professional fee was $60,000 for the three-month period ended March 31, 2003, an increase of $56,000 over the same corresponding period in year 2002. The increase was primarily due to the costs incurred in preparation of legal and financial reports for the corporate compliance as a public company.

         FINANCIAL INCOME/(EXPENSES), NET

         Interest expenses were $2,000 for the three-month period ended March 31, 2003.

         INCOME TAXES

         The Company is still operating at a loss for the three-month period ended March 31, 2003. Thus, no income taxes incurred for the reporting periods.

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

six-month Period Ended March 31, 2003 Compared to six-Month Period Ended march 31, 2002

         OPERATING REVENUE

         Sales revenue for the six-month period ended March 31, 2002 was $1,013,000, compared to none for the same corresponding period in year 2002. Of the $1,013,000 revenue in year 2003, approximately $799,000 (79%) was generated from catering services, business center and conference services provided by GWTCC, $192,000 (19%) from providing consultancy services to a member, $16,000 (1.5%) from rental income generated by GBN, and the remaining revenue of $6,000 (0.5%) from trading businesses.

         Costs of sales increased by $221,000 for the six-month period ended March 31, 2003, as compared to none for the same corresponding period in year 2002. The $221,000 is primarily incurred in relation to the catering services that the Company provided through GWTCC.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased by $620,000 to $1,427,000 for the six-month period ended March 31, 2003 from $807,000 for the corresponding period in 2002. The increase was mainly due to:

         v) Salaries and Welfare Expenses: Salaries and welfare expenses were $373,000 for the six-month period ended March 31, 2003, compared to only $3,000 for the same corresponding period in year 2002, an increase of $370,000. The increase was mainly due to the salaries paid to staff to support the operation of GWTCC.

         vi) Rental and Building Management Fee:Rental expense was $437,000 for the six-month period ended March 31, 2003, compared to only $13,000 for the same corresponding period in year 2002, an increase of $424,000. The increase was primarily due to costs for renting premises for the operation of GWTCC in Guangzhou, the PRC.

         vii) Utility and Office Expenses: Utility and office expenses were $144,000 for the six-month period ended March 31, 2003, compared to none for the same corresponding period in year 2002. The increase was primarily the result of the additional cost for the operation of GWTCC.

         viii) Legal and Professional Fee: Legal and professional fee was $75,000 for the six-month period ended March 31, 2003, compared to only $4,000 for the same corresponding period in year 2002, an increase of $71,000. The increase was primarily due to the costs incurred in preparation of legal and financial reports for the corporate compliance as a public company.

         The increase in selling, general and administrative expenses was partially offset by the decrease in expenses of management fee and website content design fee.

         FINANCIAL INCOME/(EXPENSES), NET

          Interest expenses were $4,000 for the six-month period ended March 31, 2003.

         INCOME TAXES

         The Company is still operating at a loss for the six-month period ended March 31, 2003. Thus, no income taxes incurred for the reporting periods.

         LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2003, the Company had $482,000 cash on hand. This was the result of positive cash flows from operating activities in the amount of $307,000; $40,000 from investing activities; and $102,000 from financing activity.

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

(a) Exhibits:

          99.1 CEO Certification
          99.2 CFO Certification

(b) Reports on Form 8-K;

          On March 3, 2003, a Form 8K in connection with events taking place in September 8, 2002, regarding items 1,2 and 7 was filed with the SEC.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                  China World Trade Corporation
                                                 _______________________________
                                                (Registrant)

Date:  May 28, 2003                               /s/ John H.W. Hui
 _______________________________                 _______________________________
                                                 John H.W. Hui
                                                 Chief Executive Officer

Date:  May 28, 2003                               /s/  Keith Wong
 _______________________________                 _______________________________
                                                 Keith Wong
                                                 Cheif Financial Officer

*Print the name and title of each signing officer under his signature.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John H.W. Hui, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of China World Trade Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 28, 2003
                                                   _/s/ John H.W. Hui__________
                                                   John H.W. Hui
                                                   Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Keith Wong, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of China World Trade Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 28, 2003
                                                         /s/ Keith Wong_______
                                                         Keith Wong
                                                         Chief Financial Officer

                                                                    EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of China World Trade Corporation, a Nevada company (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John H.W. Hui, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


__/s/ John H.W. Hui__________
John H.W. Hui
Chief Executive Officer
                                                     Date: May 28, 2003

                                                                    EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of China World Trade Corporation, a Nevada company (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Keith Wong, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

___/s/_Keith Wong____________
Keith Wong
Chief Financial Officer

                                                     Date: May 28, 2003