Form 10QSB
period 2003-06-30
CHINA WORLD TRADE CORP
filed 2003-08-19
CIK 1081834

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

                                   FORM 10-QSB

(Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934 For
                    the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _________________ to _________________

                        Commission file number 000-26119

                          CHINA WORLD TRADE CORPORATION
             ------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Nevada                                           87-0629754
-----------------------------                 ----------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                   4th Floor, Goldlion Digital Network Center
                           138 Tiyu Road East, Tianhe
                                 Guangzhou, PRC
             -------------------------------------------------------
                    (Address of principal executive offices)

                             (001-8620) 3878 - 0286
                           (Issuer's telephone number)

            ---------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As at June 30, 2003, there were 10,970,497 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Unaudited financial statements China World Trade Corporation for the three months and nine months ended June 30, 2003.

China World Trade Corporation

Condensed  Consolidated  Statements of  Operations
Three months and nine months ended June 30, 2003 and 2002

------------------------------------------------------------------------------------------------------------------------------------

                                                       Three months ended June 30,          Nine months ended June 30,
                                                     ---------------------------------  -----------------------------------
                                                             2002              2003             2002               2003
                                              Note            US$               US$              US$                US$
                                                        Unaudited         Unaudited        Unaudited          Unaudited
Operating revenues                                            328           880,852              328          1,893,950

Operating costs and expenses                                    -          (352,207)               -           (573,609)

Selling, general and administrative expenses             (188,190)         (989,321)        (995,195)        (2,415,807)
                                                     ---------------   ---------------  -----------------  ----------------

Loss from operations                                     (187,862)         (460,676)        (994,867)        (1,095,466)

Non-operating (expense) income
Other income                                                    -               422                -              1,547
Interest expense                                           (2,072)           (3,560)          (6,046)            (8,038)
Equity in net loss of affiliate                                 -           (32,051)               -            (32,051)
                                                     ---------------   ---------------  -----------------  ----------------

Loss before income taxes                                 (189,934)         (495,865)      (1,000,913)       (1,134 ,008)

Provision for income taxes                                      -                 -                -                  -
                                                     ---------------   ---------------  -----------------  ----------------

Loss before minority interest                            (189,934)         (495,865)      (1,000,913)       (1,134 ,008)

Minority interest                                               -               315                -            120,471
                                                     ---------------   ---------------  -----------------  ----------------

Net loss                                                 (189,934)         (495,550)      (1,000,913)        (1,013,537)
                                                     ===============   ===============  =================  ================

Loss per share of common stock
- Basic                                         5           (0.20)             (0.05)          (1.09)             (0.11)
                                                     ===============   ===============  =================  ================

Weighted average number of shares of common
   stock outstanding                                      968,384        10,970,497          915,828          9,270,863
                                                     ===============   ===============  =================  ================








See notes to condensed financial statements.

------------------------------------------------------------------------------------------------------------------------------------

China World Trade Corporation

Condensed Consolidated Balance Sheet
As of June 30, 2003

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                As of               As of
                                                                                            September                June
                                                                                             30, 2002            30, 2003
ASSETS                                                                     Note                   US$                 US$
                                                                                                                Unaudited
Current assets
Cash and cash equivalents                                                                    32,888              121,694
Trade and other receivables                                                   6              43,790              414,459
Rental and other deposits                                                     7             341,731              363,651
Prepayments                                                                                   2,420               72,877
Inventories                                                                                  35,930              139,500
                                                                                     -----------------    ----------------

Total current assets                                                                        456,759            1,112,181

Goodwill                                                                      8                   -              187,416
Property, plant and equipment, net                                            9               3,046            2,963,254
                                                                                     -----------------    ----------------

Total assets                                                                                459,805            4,262,851
                                                                                     =================    ================

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Trade and other payables                                                     11             807,715            1,270,345
Deferred income                                                                               8,114              173,492
Long-term bank loan - current portion                                        12                   -               42,567
                                                                                     -----------------    ----------------

Total current liabilities                                                                   815,829            1,486,404

Long-term bank loan - non-current portion                                    12                   -              470,253
                                                                                     -----------------    ----------------

Total liabilities                                                                           815,829            1,956,657
                                                                                     -----------------    ----------------

Minority interest                                                                            17,777                3,531
                                                                                     -----------------    ----------------

Commitments and contingencies

Stockholders' (deficit) equity

Preferred stock, par value of US$0.001 each;
    10,000,000 shares authorized, none issued or outstanding                                      -                    -
Common stock, par value of US$0.001 each;
    50,000,000 shares authorized, 10,970,497 and 6,970,497 shares issued
    at June 30, 2003 and September 30, 2002                                                     971               10,971
Common stock to be issued                                                                     6,000                    -
Additional paid-in capital                                                                6,810,207           10,496,208
Accumulated deficit                                                                      (7,190,979)          (8,204,516)
                                                                                     -----------------    ----------------

Total stockholders' (deficit) equity                                                       (373,801)           2,302,663
                                                                                     -----------------    ----------------

Total liabilities and stockholders' (deficit) equity                                        459,805            4,262,851
                                                                                     =================    ================



See notes to condensed financial statements.
------------------------------------------------------------------------------------------------------------------------------------

China World Trade Corporation

Condensed Consolidated Statements of Cash Flows
Nine months ended June 30, 2003 and 2002

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                Nine                Nine
                                                                                              months              months
                                                                                          ended June          ended June
                                                                                            30, 2002            30, 2003
                                                                                        -------------      -------------
                                                                          Note                   US$                US$
                                                                                           Unaudited          Unaudited
Cash flows from operating activities:
Net loss                                                                                 (1,000,913)        (1,013,537)

Adjustments to reconcile net loss to net cash used in operating activities:
      Minority interest                                                                           -           (120,471)
      Equity in net loss of affiliate                                                             -             32,051
      Stock issued for services                                                             729,969                  -
      Depreciation                                                                           15,000             57,390
      Impairment loss on property, plant and equipment                                            -            110,005
      Increase in deferred income                                                                 -            165,378
      Changes in working capital:
         Trade and other receivables                                                           (241)          (264,041)
         Rental and other deposits                                                                -            (11,302)
         Prepayments                                                                              -            (66,145)
         Inventories                                                                              -           (103,570)
         Trade and other payables                                                           554,566            683,925
                                                                                       --------------     --------------

Net cash (used in) provided by operating activities                                         298,381           (530,317)
                                                                                       --------------     --------------

Cash flows from investing activities
Website development costs                                                                  (300,000)                 -
Acquisition of subsidiary                                                   14                    -            123,707
Acquisition of an affiliate                                                                       -            (32,051)
Acquisition of property, plant and equipment                                                      -            (91,578)
                                                                                       --------------     --------------

Net cash (used in) provided by investing activities                                        (300,000)                78
                                                                                       --------------     --------------

Cash flows from financing activities
Proceed from issuance of common stock                                                         2,700                  -
Capital contribution from minority shareholder of a subsidiary                                    -            106,225
Proceed from new bank loan                                                                        -            512,820
                                                                                       --------------     --------------

Net cash provided by financing activities                                                     2,700            619,045
                                                                                       --------------     --------------

Net increase in cash and cash equivalents                                                     1,081             88,806

Cash and cash equivalents at beginning of period                                                 43             32,888
                                                                                       --------------     --------------

Cash and cash equivalents at end of period                                                    1,124            121,694
                                                                                       ==============     ==============





See notes to condensed financial statements.
------------------------------------------------------------------------------------------------------------------------------------

China World Trade Corporation

Nine months ended June 30, 2003 and 2002

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                Nine                Nine
                                                                                              months              months
                                                                                          ended June          ended June
                                                                                            30, 2002            30, 2003
                                                                                        -------------      -------------
                                                                       Note                      US$                US$
                                                                                           Unaudited          Unaudited
Analysis of balances of cash and cash equivalents

Cash and bank balances                                                                        1,124            121,694
                                                                                       ==============     ==============

Non-cash operating, investing and financing activities

Common stock issued for services                                                            729,969                  -
Purchase of subsidiary by issuance of common stock                                                -          3,200,000
                                                                                       ==============     ==============

China World Trade Corporation

Notes to  Condensed  Consolidated  Financial  Statements
Three  months and nine months ended June 30, 2003 and 2002
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         The accompanying financial data as of June 30, 2003 and for the three and nine months ended June 30, 2003 and 2002, have been prepared by the Company, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended September 30, 2002.

         The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

         In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2003 and for the three and nine months ended June 30, 2003 and 2002, have been made. The results of operations for the three and nine months ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

2.       PREPARATION OF FINANCIAL STATEMENTS

         The Group has a negative working capital of US$377,848 and US$359,070 as of June 30, 2003 and September 30, 2002. In addition, the Group had a net loss of US$495,550 and US$189,934 for the three-month periods ended June 30, 2003 and 2002 respectively. These conditions raise substantial doubt about the Group's ability to continue as a going concern.

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

China World Trade Corporation

Notes to  Condensed  Consolidated  Financial  Statements
Three  months and nine months ended June 30, 2003 and 2002
--------------------------------------------------------------------------------

3.       NEW ACCOUNTING POLICIES

         Goodwill on consolidation
         Goodwill represents the excess of the purchase consideration payable in acquisitions of subsidiaries over the fair value of the net assets acquired at the time of acquisition. Goodwill on consolidation is stated at cost when it arises. As part of an ongoing review of the valuation and amortization of goodwill, management assesses the carrying value of the goodwill to determine if changes in facts and circumstances suggest that it may be impaired. If this review indicates that the goodwill is not recoverable, the carrying value of the goodwill would be reduced to its estimated fair market value.

         On disposal of a subsidiary, any attributable amount of purchased goodwill is included in the calculation of the gain or loss on disposal.

         Equity method of accounting
         The equity method of accounting is used when the Company has an investment in, and exercises significant influence over, another entity. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these entities.

         Revenue recognition
         The Group recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured. Services revenue is recognized when the services are provided.

         New accounting pronouncements
         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure - an amendment of FASB Statement No. 123". This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain provisions of SFAS No. 148 were effective from March 15, 2002. The adoption of this standard did not have an impact on the Group's financial statements.

         In January 2003, the FASB issued FASB Interpretation No. 46, ("FIN 46") "Consolidation of Variable Interest Entities" which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. The management believes that adoption of this statement does not have an impact on the Group's financial statements.

China World Trade Corporation

Notes to  Condensed  Consolidated  Financial  Statements
Three  months and nine months ended June 30, 2003 and 2002
--------------------------------------------------------------------------------

3.       NEW ACCOUNTING POLICIES (CONT'D)

         New accounting pronouncements (Cont'd)

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

         In May 2003,  the FASB  issued SFAS No.  150,  "Accounting  for Certain
         Financial Instruments with Characteristics of both Liabilities and Equity". The SFAS No.150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities in statements of financial position. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The management is now assessing the impact of adoption of SFAS No. 150 on the Group's consolidated financial statements.

4.       CHANGE OF FINANCIAL YEAR END

         The Company has resolved to change its financial year end date from September 30 to December 31 of each calendar year with effect from the period ended December 31, 2003 in order to coincide with that of its major operating subsidiaries, namely Guangzhou World Trade Centre Club (a cooperative joint venture company established in Guangzhou Province, in the People's Republic of China) and General Business Network (Holdings) Limited, another 100% owned subsidiary of the Company.

5.       LOSS PER SHARE OF COMMON STOCK

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

China World Trade Corporation

Notes to  Condensed  Consolidated  Financial  Statements
Three  months and nine months ended June 30, 2003 and 2002
--------------------------------------------------------------------------------

6.       TRADE AND OTHER RECEIVABLES

                                                                                              As of                As of
                                                                                          September                 June
                                                                                           30, 2002             30, 2003
                                                                     Note                       US$                  US$

         Trade receivables                                                6(a)                    -              321,708
         Due from related parties                                        13(c)                4,504               92,751
         Other receivables                                                                   39,286                    -
                                                                                      --------------       --------------

                                                                                             43,790              414,459
                                                                                      ==============       ==============

         (a) Included in trade receivables are amounts receivable from Mr. John Hui of US$9,780 and Mr. William Tsang of US$3,958. These balances are unsecured, interest-free and have credit period ranges from 1 to 3 months. For relationship of these related parties with the Company, please refer to note 13 to these financial statements.

7.       RENTAL AND OTHER DEPOSITS

         Included in rental and other deposits is deposit paid to Guangzhou Goldlion City Properties Co., Ltd. of US$338,283. For relationship with the Company, please refer to note 13 to these financial statements.

China World Trade Corporation

Notes to  Condensed  Consolidated  Financial  Statements
Three  months and nine months ended June 30, 2003 and 2002
--------------------------------------------------------------------------------

8.       BUSINESS ACQUISITION

         Pursuant to a Share Exchange Agreement entered into between the Company and Mr. Tsang Chi Hung ("Mr. Tsang") on December 17, 2002, Mr. Tsang agreed to transfer 10,000 ordinary shares of General Business Network (Holdings) Limited ("GBN") to the Company in exchange for the issuance by the Company of 4,000,000 shares of its common stock and a two-year warrant (the "Warrant") to purchase up to 4,000,000 shares of the common stock of the Company. The Warrant is exercisable at a price of US$0.92 per share.

         The acquisition, which was mainly carried out for the Group's expansion purposes, was completed on January 24, 2003 and GBN became a wholly-owned subsidiary of the Company. GBN was incorporated in Hong Kong on July 15, 2002 and is principally engaged in property investments and investment holding. The acquisition of GBN has been accounted for under the purchase method of accounting. The purchase price of US$3,200,000 was allocated to the assets and liabilities acquired based on their estimated fair values at the date of acquisition. This allocation has resulted in acquired goodwill of US$187,416, which is subject to an impairment review annually. The results of GBN have been included in the consolidated financial statements since the acquisition date.

         The following unaudited pro forma information presents a summary of our consolidated results of operations as if the acquisition had been taken place on October 1, 2002.

                                                                                                Three       Nine months
                                                                                               months
                                                                                           ended June        ended June
                                                                                             30, 2003          30, 2003
                                                                                                  US$               US$
                                                                                            Unaudited         Unaudited

         Operating revenues                                                                   880,852         1,893,950
                                                                                         =============   ==============

         Net loss                                                                            (495,550)       (1,127,549)
                                                                                         =============   ==============

         Loss per share                                                                          (0.05)           (0.12)
                                                                                         =============   ==============

9.       PROPERTY, PLANT AND EQUIPMENT

         In view of the sluggish economy and the operating loss experienced by the rental operations of the Group, management has carried out a review of the recoverability of certain properties held by reference to the prevailing market price of similar properties. Management believes that an impairment loss of US$45,973 and US$110,005 should be provided for the three-month and nine-month periods ended June 30, 2003 respectively. That loss has been recognised as an expense and included in "selling, general and administrative expenses" in the statement of operations.

China World Trade Corporation

Notes to  Condensed  Consolidated  Financial  Statements
Three  months and nine months ended June 30, 2003 and 2002
--------------------------------------------------------------------------------

10.      EQUITY IN NET ASSETS OF AFFILIATE

         On August 26, 2002, the Company signed an agreement with ACV Ltd ("ACV") pursuant to which both parties agreed to form a wholly-foreign owned enterprise named General Business Network (Guangzhou) Limited ("GBN(GZ)"). GBN(GZ) was approved and registered with the Quangzhou Industrial and Commercial Administrative Management Bureau, the PRC, on December 31, 2002. The license granted for the operation of GBN(GZ) is valid for a period of ten years from December 25, 2002 through to December 25, 2012. The registered capital of GBN(GZ) is HK$500,000 (US$64,102). Pursuant to the joint venture agreement, each party shall contribute 50% of the registered capital of GBN(GZ) and in return each party will enjoy 50% interest in GBN(GZ). GBN(GZ) is still in the organization stage and will be engaged in the provision of information technology related services.

         During the current quarter, the Company had made its 50% contribution to GBN(GZ) in accordance with the terms of the joint venture agreement. Its investment in GBN(GZ) has been accounted for by the equity method during the period. The Group's current period's operations include a loss of $32,051, which represents the Group's share of loss on its investment in GBN(GZ). As GBN(GZ) is still in its preliminary stage of operations, no revenue has been generated and thus loss from operations is resulted. The loss reduced the Group's investment in GBN Guangzhou to zero and, as a consequence, the Group's future financial results will not be negatively affected by GBN(GZ)'s ongoing operations. The Group has no obligation to fund future operating losses of GBN(GZ).

11.      TRADE AND OTHER PAYABLES

                                                                                              As of               As of
                                                                                      September 30,                June
                                                                                               2002            30, 2003
                                                                        Note                    US$                 US$

         Trade payables                                                                          -               61,433
         Bills payable                                                                           -              398,933
         Accrued charges                                                                   296,316              108,106
         Other payables                                                                    165,664              108,432
         Notes payables                                                                     72,796               79,616
         Due to related parties                                           13(d)            272,939              401,257
         Deposits received                                                                       -              112,568
                                                                                     ---------------      --------------

                                                                                           807,715            1,270,345
                                                                                     ===============      ==============

China World Trade Corporation

Notes to  Condensed  Consolidated  Financial  Statements
Three  months and nine months ended June 30, 2003 and 2002
--------------------------------------------------------------------------------

12.      LONG-TERM BANK LOAN

         The Group obtained a bank loan of US$512,820 during the three-month period ended June 30, 2003 from a creditworthy commercial bank in Hong Kong to finance its operations. The loan is collateralized by the Group's properties located in the PRC and personal guarantee from a stockholder.

         The outstanding loan balance as of June 30, 2003 bears interest at 4% per annum and is repayable serially from 2003 to 2013. The maturity of the long-term bank loan is as follows:

              Principal                Payables during the following periods
                    US$

                 42,567                July 2003 to June 2004
                 44,301                July 2004 to June 2005
                 46,106                July 2005 to June 2006
                 47,984                July 2006 to June 2007
                331,862                from July 2007 onwards
         ---------------

                512,820
         ===============

China World Trade Corporation

Notes to  Condensed  Consolidated  Financial  Statements
Three  months and nine months ended June 30, 2003 and 2002
--------------------------------------------------------------------------------

13.      RELATED PARTY TRANSACTIONS

         (a) Names and relationship of related parties

                                                     Existing relationships with the Company
         Mr. Alfred Or                               A shareholder and former director of the Company
         Mr. Benny Cho                               A director of a subsidiary
         Mr. Bernard Chan                            A shareholder of the Company
         Mr. Bobby Yu                                A director of a subsidiary
         Mr. Chan Chi Ming                           A director of the Company
         Mr. James Mak                               A shareholder and director of the Company
         Mr. John Hui                                A shareholder and director of the Company
         Mr. Ringo Leung                             A director of the Company
         Mr. Steven Hui                              Close family member of a director of the Company
         Mr. William Tsang                           A shareholder and director of the Company
         Beijing Wanlong Economic Consultancy        PRC partner of a subsidiary
           Corporation Ltd.
         Dimension Marketing Limited                 A shareholder of a subsidiary
         GBN(GZ)                                     An affiliate of the Company
         Guangzhou City International Exhibition     PRC partner of a subsidiary
           Co.
         Guangzhou Cyber Strategy Limited            A company in which a director of the Company has
                                                       beneficial interest
         Guangzhou Goldlion City Properties Co.,     A company controlled by close family members of a director
           Ltd.
         Guangzhou Goldlion Commercial Network       A company controlled by close family members of a director
           Co., Ltd.
         Health & Wealth Inc.                        A company in which a director of the Company has
                                                       beneficial interest
         Pilot Management Limited                    A shareholder of a subsidiary
         Powertronic Holdings Limited                A shareholder of the Company
         Union East Consultants Limited              A company in which a director of the Company has
                                                       beneficial interest

         (b) Summary of related party transactions

                                                                                              Three                Nine
                                                                                             months              months
                                                                                              ended               ended
                                                                                               June                June
                                                                                           30, 2003            30, 2003
                                                                                                US$                 US$

         Consultancy fee expenses to
         Mr. Bernard Chan                                                                    3,846                8,974
         Mr. Bobby Yu                                                                            -                8,462
         Mr. John Hui                                                                       57,692               89,743
         Mr. William Tsang                                                                  57,692               83,333
         Mr. Chan Chi Ming                                                                  15,385               15,385
         Beijing Wanlong Economic Consultancy Corporation Ltd.                               4,531               13,592
         Guangzhou City International Exhibition Co.                                         4,531               13,592
         Health & Wealth Inc.                                                                    -               15,024
                                                                                     ===============     ===============

China World Trade Corporation

Notes to  Condensed  Consolidated  Financial  Statements
Three  months and nine months ended June 30, 2003 and 2002
--------------------------------------------------------------------------------

13.      RELATED PARTY TRANSACTIONS (CONT'D)

         (b) Summary of related party transactions (Cont'd)

                                                                                              Three                Nine
                                                                                             months              months
                                                                                              ended               ended
                                                                                               June                June
                                                                                           30, 2003            30, 2003
                                                                                                US$                 US$
                 Rent and related expenses to
                 Guangzhou Goldlion City Properties Co., Ltd. and Guangzhou
                     Goldlion Commercial Co., Ltd.                                          170,798             525,331
                 Dimension Marketing Limited                                                  1,538               1,538
                                                                                     ===============     ===============

                 Consultancy fee income from
                 Guangzhou Cyber Strategy Limited                                            96,154             288,462
                                                                                     ===============     ===============

                 Membership fee income from
                 Guangzhou Cyber Strategy Limited                                            16,008              48,024
                 Union East Consultants Limited                                              16,008              16,008
                                                                                     ===============     ===============

                 Loans advanced to
                 Dimension Marketing Limited                                                  7,249               7,249
                                                                                     ===============     ===============

                 Assets purchase from
                 Dimension Marketing Limited                                                    691                 691
                                                                                     ===============     ===============

         (c) Due from related parties

                                                                                                             As of June
                                                                                                               30, 2003
                                                                                                                    US$

                 Mr. John Hui                                                                                     8,255
                 Mr. Alfred Or                                                                                    1,208
                 Mr. Ringo Leung                                                                                  7,520
                 Guangzhou Cyber Strategy Limited                                                                49,142
                 General (Guangzhou) Business Network Limited                                                    15,531
                 Pilot Management Limited                                                                         3,846
                 Dimension Marketing Limited                                                                      7,249
                                                                                                           -------------

                 Classified as current assets                                                                    92,751
                                                                                                           =============

                  The amounts due from related parties represent unsecured advances which are interest-free and repayable on demand, except for an amount due from Dimension Marketing Limited which bears interest at 6% per annum and is repayable on December 23, 2003.

China World Trade Corporation

Notes to  Condensed  Consolidated  Financial  Statements
Three  months and nine months ended June 30, 2003 and 2002
--------------------------------------------------------------------------------

13.      RELATED PARTY TRANSACTIONS (CONT'D)

         (d) Due to related parties

                                                                                                             As of June
                                                                                                               30, 2003
                                                                                                                    US$

                 Mr. William Tsang                                                                               30,492
                 Mr. Benny Cho                                                                                   24,398
                 Mr. Chan Chi Ming                                                                               10,256
                 Mr. James Mak                                                                                    2,340
                 Mr. John Hui                                                                                    79,454
                 Mr. Steven Hui                                                                                  41,179
                 Guangzhou Goldlion City Properties Co., Ltd.                                                    49,701
                 Guangzhou City International Exhibition Company                                                  9,061
                 Beijing Wanlong Economic Consultancy Corporation Ltd.                                           27,177
                 Health & Wealth Inc.                                                                            18,422
                 Powertronic Holdings Limited                                                                    97,770
                 Dimension Marketing Limited                                                                     11,007
                                                                                                           -------------

                 Classified as current liabilities                                                              401,257
                                                                                                           =============

                  The  amounts  due  to  related  parties  represent   unsecured
                  advances which are interest-free and repayable on demand.

14.      SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

         (a) Summary of effect of acquisition of subsidiary

                                                                                                                   Nine
                                                                                                                 months
                                                                                                                  ended
                                                                                                                   June
                                                                                                               30, 2003
                                                                                                                    US$

                  Net assets acquired
                  Property, plant and equipment                                                               3,036,025
                  Cash and cash equivalents                                                                     123,707
                  Trade and other receivables                                                                   106,628
                  Rental and other deposits                                                                      10,618
                  Prepayments                                                                                     4,312
                  Trade and other payables                                                                    (268,706)
                                                                                                         ---------------

                                                                                                              3,012,584

                  Add: Goodwill arising from acquisition of subsidiary                                          187,416
                                                                                                         ---------------

                  Consideration                                                                               3,200,000
                                                                                                         ===============

China World Trade Corporation

Notes to  Condensed  Consolidated  Financial  Statements
Three  months and nine months ended June 30, 2003 and 2002
--------------------------------------------------------------------------------

14.      SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION (CONT'D)

         (b) Analysis of the net inflow of cash and cash equivalents in respect of acquisition during the period

                                                                                                                   Nine
                                                                                                                 months
                                                                                                                  ended
                                                                                                                   June
                                                                                                               30, 2003
                                                                                                                    US$

                  Consideration                                                                             (3,200,000)
                  Bank balance and cash acquired                                                                123,707
                  Issuance of common stock for satisfying the consideration                                   3,200,000
                                                                                                         ---------------

                  Net inflow of cash and cash equivalents                                                       123,707
                                                                                                         ===============

15.      OPERATING LEASES COMMITMENTS

         At the balance sheet date, the Group had total outstanding commitments under non-cancellable operating leases, which are payables as follows:

                                                                                                                 As of
                                                                                                                  June
                                                                                                              30, 2003
                                                                                                                   US$

        2004                                                                                                   560,327
        2005                                                                                                   567,947
        2006                                                                                                   605,284
        2007                                                                                                   648,778
        2008                                                                                                    54,367
                                                                                                         ----------------

                                                                                                             2,436,703
                                                                                                         ================

         In addition, the Group has committed to pay contingent rent at 2% to 10% on the monthly turnover of a subsidiary when the subsidiary's monthly turnover exceeds RMB500,000 (US$60,408) during the lease period ending in July 2007.

China World Trade Corporation

Notes to  Condensed  Consolidated  Financial  Statements
Three  months and nine months ended June 30, 2003 and 2002
--------------------------------------------------------------------------------

15.      OPERATING LEASES COMMITMENTS (CONT'D)

         At the balance sheet date, the Group had total outstanding  commitments
         under  non-cancellable   operating  leases,  which  are  receivable  as
         follows:

                                                                                                                  As of
                                                                                                                   June
                                                                                                               30, 2003
                                                                                                                    US$

         2004                                                                                                   131,453
         2005                                                                                                    40,644
         2006                                                                                                    22,688
         2007                                                                                                     7,239
         2008                                                                                                     7,239
         2009                                                                                                     1,207
                                                                                                         ---------------

                                                                                                                210,470
                                                                                                         ===============

16.      BUSINESS SEGMENT INFORMATION

                                                      Three months ended June 30,         Nine months ended June 30,
                                                    ---------------------------------   --------------------------------
                                                            2002               2003             2002              2003
                                                             US$                US$              US$               US$
         Operating revenues
         Club services                                       328            502,692              328         1,302,143
         Consultancy services                                  -             96,154                -           288,462
         Rental                                                -             14,780                -            30,224
         Sale of goods                                         -            265,173                -           271,068
         Others                                                -              2,053                -             2,053
                                                    --------------     --------------   --------------    --------------

                                                             328            880,852              328         1,893,950
                                                    ==============     ==============   ==============    ==============

         Profit (Loss) from operations
         Club services                                       328            (92,160)             328          (592,040)
         Consultancy services                                  -              8,208                -            54,645
         Rental                                                -           (260,842)               -          (378,990)
         Sale of goods                                         -            (19,224)               -           (33,528)
         Others                                                -            (20,158)               -           (20,158)
                                                    --------------     --------------   --------------    --------------

                                                             328           (384,176)             328          (970,071)

         Corporate expenses                             (188,190)           (76,500)        (995,195)         (125,395)
                                                    --------------     --------------   --------------    --------------

         Consolidated operating loss                    (187,862)          (460,676)        (994,867)       (1,095,466)

         Other income                                          -                422                -             1,547
         Interest expenses                                (2,072)            (3,560)          (6,046)           (8,038)
                                                    --------------     --------------   --------------    --------------

         Consolidated loss before income taxes          (189,934)          (463,814)      (1,000,913)       (1,101,957)
                                                    ==============     ==============   ==============    ==============

China World Trade Corporation

Notes to  Condensed  Consolidated  Financial  Statements
Three  months and nine months ended June 30, 2003 and 2002
--------------------------------------------------------------------------------

16.      BUSINESS SEGMENT INFORMATION (CONT'D)

                                                      Three months ended June 30,         Nine months ended June 30,
                                                    ---------------------------------   --------------------------------
                                                            2002               2003             2002              2003
                                                             US$                US$              US$               US$
         Depreciation
         Club services                                         -              5,985                -            13,537
         Rental                                                -             39,068                -            43,278
         Sales of goods                                        -                 11                -                11
         Website development                              15,000                  -           15,000                 -
         Others                                                -                453                -               564
                                                    --------------     --------------   --------------    --------------

                                                          15,000             45,517           15,000            57,390
                                                    ==============     ==============   ==============    ==============


                                                      Three months ended June 30,         Nine months ended June 30,
                                                    ---------------------------------   --------------------------------
                                                            2002               2003             2002              2003
                                                             US$                US$              US$               US$
         Property, plant and equipment additions
         Club services                                       836              2,607              836            77,557
         Rental                                                -                 80                -             5,772
         Sales of goods                                        -                261                -               261
         Website development                             300,000                  -          300,000                 -
         Others                                                -              4,453                -             7,988
                                                    --------------     --------------   --------------    --------------

                                                         300,836              7,401          300,836            91,578
                                                    ==============     ==============   ==============    ==============


                                                      Three months ended June 30,         Nine months ended June 30,
                                                    ---------------------------------   --------------------------------
                                                            2002               2003             2002              2003
                                                             US$                US$              US$               US$

         Impairment loss on property, plant and
            equipment
         Rental                                                -             45,973                -           110,005
                                                    ==============     ==============   ==============    ==============

                                                                                                             As of June
                                                                                                               30, 2003
                                                                                                                    US$

         Total assets
         Club services                                                                                          645,135
         Consultancy services                                                                                     4,914
         Rental                                                                                               3,036,839
         Sales of goods                                                                                         363,987
         Others                                                                                                 211,976
                                                                                                        -----------------

         Consolidated total                                                                                   4,262,851
                                                                                                        =================

         No geographical segment information is presented as the Group's revenues are substantially generated from China.

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

OVERVIEW

         Pursuant to the Share Exchange Agreement dated as of August 10, 2000, by us, Virtual Edge Limited ("VEL"), and Main Edge International Limited ("Main Edge"), Main Edge transferred all of the issued and outstanding shares of the capital stock of VEL to the Company in exchange of 1,961,175 shares of our pre-split common stock, representing approximately 75% of our outstanding shares of the common stock. As a result of an 8-for-1 forward split that was effective on 15th September 2000, Main Edge held 15,689,400 shares of our common stock. Furthermore, subsequent to two private placement financings by Powertronic Holdings Limited ("Powertronic") in September 2002 and December 2002, the acquisition of all the issued and outstanding shares of General Business Network (Holdings) Ltd. ("GBN") in December 2002 and an 1-for-30 reverse split that was effective on 1st September 2002, Mr. Chi Hung Tsang now holds 4,000,000 shares of our common stock (representing approximately 36.4% of the total issued and outstanding shares of our common stock), Powertronic holds 2,000,000 shares (or approximately 18.2%), and as a result, Main Edge holds only 522,980 shares (or approximately 4.8%).

RESULTS OF OPERATIONS

         The following table shows the selected audited and unaudited condensed consolidation income statement data of the Company and its subsidiaries for the three-month period and nine-month period ended June 30, 2002 and 2003. The data should be read in conjunction with the audited and unaudited Condensed Consolidated Financial Statements of the Company and related notes thereto.

                                                   Three months ended            Nine months ended
 (Amounts in thousands US$)                        June 30,                      June 30,
                                                   2002             2003         2002          2003

Operating revenue                                  0.3              881          0.3           1,894

Operating costs and expenses                       ---              (352)        ---           (574)
 Selling, general & administrative expenses        (188)            (989)        (995)         (2,416)
                                                   -----            -----        -----         -------

Loss from Operations                               (188)            (460)        (995)         (1,099)

Interest                                           (2)              (3)          (6)           (6)
Equity in net loss of affiliate                    ---              (32)         ---           (32)

Minority interest                                  0                0            0             120
                                                   -                -            -             ---

Net Loss                                           (190)            (495)        (1,001)       (1,014)


Three-Month Period Ended june 30, 2003 Compared to Three-Month Period Ended june 30, 2002

         Operating Revenue

         The aim of the Company is to continue to establish and operate World Trade Center Clubs (in association with the World Trade Center Association) and to provide trade agency business linking companies in China and the rest of the world. As of June 30, 2003, we had four operating arms, namely the Beijing World Trade Center Club ("BWTCC"), Guangzhou World Trade Center Club ("GWTCC"), Infotech Enterprises Limited ("Infotech), and General Business Network (Holdings) Limited. BWTCC will be engaged in the establishment of a business club located in Beijing and GWTCC is engaged in the operation with the business club in Guangzhou, the PRC. GWTCC provides food and beverages, recreation, business center services, communication and information services, products exhibitions services, and commercial and trading brokerage services. Infotech will build a bilingual, English and Chinese, business-to-business portal for the Company as well as providing system integration related services to third parties customers and members. GBN is an investment holding company, which primarily engages in property investments, advertising and promotional businesses and trading business.

         The Company has started to recruit members, and to provide consultancy, catering and business center services through its subsidiary GWTCC located in Guangdong Province, the PRC since June 2002, and trading business through a subsidiary of GBN since March 2003. Sales revenue for the three-month period ended June 30, 2003 was $881,000, compared to very minimal for the same corresponding period in year 2002. Of the $881,000 revenue in year 2003, approximately $503,000 (57%) was generated from providing club related services by GWTCC, $265,000 (30%) from trading business, and the remaining revenue of $113,000 (13%) from rental and consultancy services.

         Costs of sales increased by $352,000 for the three-month period ended June 30, 2003, as compared to none for the same corresponding period in year 2002. The $352,000 was primarily incurred in relation to the trading business and catering services that the Company provided through GBN and GWTCC.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased by $801,000 or 426% to $989,000 for the three-month period ended June 30, 2003 from $188,000 for the same corresponding period in 2002. The increase was mainly due to:

         i) Staff Salaries, Welfare and Allowances: Staff salaries, welfare and allowances was $154,000 for the three-month period ended June 30, 2003, compared to $12,000 for the same corresponding period in 2002, an increase of $142,000. The increase was primarily due to the salaries paid to staff for the operations of GWTCC.

         ii) Legal and Professional Fees: Legal and professional fees increased by $179,000 or 232% to $256,000 for the three-month period ended June 30, 2003 from $77,000 for the same corresponding period in 2002. The increase was mainly due to the additional fees paid to legal, accounting and US securities professionals to maintain the corporate status of the Company and to seek future capital raising opportunities.

         iii) Rental, Rates and Related Expenses:Rental and rates expenses increased by $187,000 for the three-month period ended June 30, 2003, as compared to none for the same corresponding period in 2002. The rental and rates expenses were primarily the result of renting the physical premises for the operation of GWTCC.

         iv) Utility Expenses: Utility expenses were $45,000 for the three-month period ended June 30, 2003, as compared to none for the same corresponding period in 2002. The increase was mainly due to the operation of GWTCC in Guangzhou, the PRC during the reporting period.

         v) Impairment Loss on Property: Impairment loss on property increased by $46,000 for the three-month period ended June 30, 2003, as compared to none for the same corresponding period in 2002. This non-cash accounting entry was taken as a result of the Company's conservative approach towards an investment property of the Company in Hong Kong.

         vi) Marketing Services Expense: Marketing services expense increased by $109,000 for the three-month period ended June 30, 2003, as compared to none for the same corresponding period in 2002. This increase was mainly due to additional efforts on marketing and promotion of new China World Trade Club membership.

Financial Income/(Expenses), Net

         There were only $3,000 of interest expenses incurred from GWTCC for the three-month period ended June 30, 2003, as compared to $2,000 for the same corresponding period in 2002.

Income Taxes

         The Company is still at it development stage and did not generate any income for period since inception to June 30, 2003. Thus, no income taxes incurred for the reporting periods.

Liquidity and Capital Resources

         The Company obtained a bank loan of US$512,820 (or HK$4,000,000) during the three-month period ended June 30, 2003 from a creditworthy commercial bank in Hong Kong to support its operations. The loan is collateralized by the Company's properties located in the PRC.

         There has been no other significant change in financial condition and liquidity since last reporting period to June 30, 2003. We believe that the level of financial resources is a significant factor for our future development and accordingly may choose at any time to raise capital through debt or equity financing to strengthen its financial position, facilitate growth and provide us with additional flexibility to take advantage of business opportunities.

Nine-Month Period Ended June 30, 2003 Compared to Nine-Month Period Ended June 30, 2002

         Operating Revenue

         Operating revenue for the nine-month period ended June 30, 2003 was $1,894,000, compared to an insignificant amount for the same corresponding period in year 2002. Of the $1,894,000 revenue generated in year 2003, approximately $1,302,000 (69%) was generated from providing club related services, $271,000 (14%) from trading business, and the remaining revenue of $321,000 (17%) from rental and consultancy services.

         Costs of sales increased by $574,000 for the nine-month period ended June 30, 2003, as compared to none for the same corresponding period in year 2002. The $574,000 was primarily incurred in relation to the trading business and catering services that the Company provided through GBN and GWTCC.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased by $1,421,000 or 143% to $2,416,000 for the nine-month period ended June 30, 2003 from $995,000 for the corresponding period in 2002. The increase was mainly due to:

         i) Staff Salaries, Welfare and Allowances: Staff salaries, welfare and allowances was $529,000 for the nine-month period ended June 30, 2003, compared to $24,000 for the same corresponding period in 2002, an increase of $505,000. The increase was primarily due to the salaries paid to staff for the operations of GWTCC

         ii) Rental, Rates and Related Expenses:Rental and rates expenses increased by $495,000 for the nine-month period ended June 30, 2003, as compared to only $8,000 for the same corresponding period in 2002. The rental and rates expenses were primarily the result of renting the physical premises for the operation of GWTCC.

         iii) Legal and Professional Fees: Legal and professional fees increased by $139,000 or 73% to $331,000 for the nine-month period ended June 30, 2003 from $192,000 for the same corresponding period in 2002. The increase was mainly due to the additional fees paid to legal, accounting and US securities professionals to maintain the corporate status of the Company and to seek future capital raising opportunities.

         iv) Utility Expenses: Utility expenses were $152,000 for the nine-month period ended June 30, 2003, as compared to none for the same corresponding period in 2002. The increase was mainly due to the operation of GWTCC in Guangzhou, the PRC during the reporting period.

         v) Impairment Loss on Property: Impairment loss on property increased by $110,000 for the nine-month period ended June 30, 2003, as compared to none for the same corresponding period in 2002. This non-cash accounting entry was taken as a result of the Company's conservative approach towards an investment property of the Company in Hong Kong.

Financial Income/(Expenses), Net

         There was an insignificant amount of $6,000 of interest expenses for the nine-month period ended June 30, 2003, compared to $6,000 for the same corresponding period in year 2002.

Income Taxes

         The Company is still at it development stage and did not generate any income for period since inception to June 30, 2003. Thus, no income taxes incurred for the reporting periods.

CRITICAL ACCOUNTING POLICIES

         Besides the accounting policies as described in note 1 to the financial statements for the period ended June 30, 2003, the management considers that the Group has not adopted any other critical accounting policies.

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

         None

Item 5. Other Information.

         None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

          31.1 CEO Certification Pursuant to Section 302
          31.2 CFO Certification Pursuant to Section 302
          32.1 CEO Certification Pursuant to Section 906
          32.1 CFO Certification Pursuant to Section 906

(b) Reports on Form 8-K;

          None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                China World Trade Corporation
                                                --------------------------------
                                                (Registrant)

Date:  August 19, 2003                          /s/ John H.W. Hui
 -------------------------------                --------------------------------
                                                John H.W. Hui
                                                Chief Executive Officer

Date:  August 19, 2003                          /s/  Keith Wong
--------------------------------                --------------------------------
                                                Keith Wong
                                                Chief Financial Officer

*Print the name and title of each signing officer under his signature.