Form 10KSB
period 2003-09-30
CHINA WORLD TRADE CORP
filed 2004-01-13
CIK 1081834

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549


                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended September 30, 2003
                                ------------------

OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES  EXCHANGE ACT
OF 1934. For the transition period from            To
                                        -----------   ------------

                        Commission file Number 000-26119
                                              ----------

                          CHINA WORLD TRADE CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)



                Nevada                                   87-0629754
---------------------------------------------  ---------------------------------
(State or other Jurisdiction of Incorporation) (IRS Employer Identification No.)


4th Floor, Goldlion Digital Network Center
       138 Tiyu Road East, Tianhe
          Guangzhon, The PRC                                  510620
------------------------------------------         -----------------------------
 (Address of Principal Executive Offices)                   (Zip Code)


                               011-8620-3878-0286
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                Name of Each Exchange
     Title of Each Class                         on Which Registered

-------------------------------           --------------------------------------

-------------------------------           --------------------------------------

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

Yes      X            No
      ---------           ---------

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-SKB. |X|

         State issuer's revenue for its most recent fiscal year $2,885,600
                                                                ----------

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

Yes                   No       X

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 2003 there were 15,981,601 shares of common stock issued and outstanding

         Transitional Small Business Disclosure Format (check one):

Yes                   No       X
      ---------           ---------

                                     PART I

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

ITEM 1.  Description of Business.

Company History

         China World Trade Corporation, ("CWTC" or the "Company) was incorporated in the State of Nevada on January 29, 1998 under the name Weston International Development Corporation to engage in any lawful corporate undertaking, including, but not limited to construction and development services for corporate global expansion. On July 28, 1998, the Company changed its name to Txon International Development Corporation.

         On August 14, 2000, pursuant to a share exchange agreement dated August 10, 2000, by and among Main Edge International Limited, a British Virgin Islands corporation ("Main Edge") Virtual Edge Limited, a British Virgin Islands corporation and a wholly owned subsidiary of Main Edge ("Virtual Edge"), Richard Ford, Jeanie Hildebrand and Gary Lewis, the Company acquired from Main Edge all of the shares of Virtual Edge (the "Acquisition") in exchange for an aggregate of one million nine hundred sixty one thousand, one hundred and seventy five (1,961,175) shares of our common stock which shares equaled 75.16% of the Company's issued and outstanding shares after giving effect to the Acquisition. On September 15, 2001 the Company changed its name from Txon International Development Corporation to China World Trade Corporation and effectuated an 8 for 1 forward stock split. As a result of the forward stock split, Main Edge held 15,689,400 shares of our common stock which shares equal 75.16% of our issued and outstanding shares.

         In September, 2002 the Company underwent a debt for equity capital restructuring whereby certain creditors of the Company converted an aggregate of $2,731,677 into an aggregate of 4,000,000 shares of common stock.

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

         The  Company  entered  into a  share  exchange  agreement  (the  "Share
Exchange Agreement") dated as of December 17, 2002, with Mr. Tsang Chi Hung ("Mr. Tsang"), the sole beneficial owner of the share capital in General Business Network (Holdings) Ltd. ("GBN"), a Hong Kong company. Pursuant to the

Share Exchange Agreement, the Company acquired from Mr. Tsang all of the issued and outstanding shares of GBN in exchange for four million (4,000,000) Shares and warrants (the "Tsang Warrants") to purchase an additional four million (4,000,000) Shares. As of the date of acquisition, GBN owned two rental properties located at 20/F., Goldlion Digital Network Center, Unit 01-10, 138 Tiyu Road East, Tianhe, Guangzhou, the PRC and Flat B, 12/F., Champion Center, 301-309 Nathan Road, Hong Kong, collectively valued in excess of US$ 4,000,000. The Tsang Warrants may be exercised within two year of their issue at an exercise price of US$0.92 per Share.

         On September 12, 2002, 1,000,000 shares and the first warrants were issued pursuant to the First Share Purchase Agreement. The Second Share Purchase Agreement and the Share Exchange Agreement (the "Acquisition") was each completed on January 24, 2003 and on that date one million (1,000,000) Shares, and the Second Warrants were issued to Powertronic and four million (4,000,000) Shares and the Tsang Warrants were issued to Mr. Tsang.

General

         Our business objective is to open and operate business clubs in the major cities of China in association with the World Trade Center Association in order to position ourselves as the platform to facilitate trade between China and the world market. We currently operate the Guangzhou World Trade Center Club. The Beijing World Trade Center Club, which is located at 2nd Floor, Office Tower II, Landmark Towers Beijing, 8 North Dongsanhuan Road, Beijing PRC, and consisting of 730 squaure meters (equivalent to approximately 8,000 square feet), is currently under renovations and is expected to be fully operational in the first quarter of 2004. Additionally, we expect to open World Trade Center Clubs in Shanghai and Shenzhen in 2005. Finally, we plan to create a Chinese/English internet portal to serve foreign and Chinese small to medium sized businesses. No assurances, however, can be given that we will be successful in our endeavors.

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

         On October 10, 1999, Virtual Edge signed an agreement with Belford Enterprises Limited ("Belford") pursuant to which Belford agreed to transfer its 75% interest in Beijing World Trade Center Club ("BWTCC") to Virtual Edge. BWTCC is engaged in the establishment of a club located in Beijing, the PRC. The Beijing World Trade Center Club, which is currently being renovated and is expected to be opened and operational in the first quarter of 2004, will provide recreation, business center services, communication and information services, products exhibitions services, commercial and trading brokerage services to its members.

         On October 18, 2000, pursuant to a Share Exchange Agreement, with Vast Opportunity Limited, we acquired the remaining interest in Infotech.

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

General Business Plan

         China has been considered one of the fastest growing economy in the world. Their accession into WTO will offer new opportunities for foreign companies to invest and do business in China. WTO membership for China will change the methods of market entry for overseas companies. Foreign companies will need to have well-tailored plans to cope with China's target audience, services, marketing, finance, and human resources for the effective entry into the China market. The unique business culture and legal system in China will cause the local business information and services in China to become a key component to commerce.

         As a whole, the consequential lower barriers to entry into the China market, and a more transparent investment environment, will provide small and medium sized foreign enterprises with investment opportunities for the first time.

         China's accession into the WTO also provides huge business opportunities to the small to medium size private companies in China. The increase in involvement from foreign companies and investors in the China market means more opportunities to local companies to do business with foreign companies. Under the trend of globalization, the Chinese market will evolve from many segmented and monopolized markets to an integrated national market that is open to the world economy. The small and medium sized companies in China will enjoy much lower cost to enter into the worldwide market but will also confront intensified competition, lowered profit margins, and new rules of the game. These Chinese companies will need up-to-date business intelligence, professional strategic planning and the access to the worldwide business network to ensure the success in the new environment. and with its imminent accession into WTO, there will be unique opportunities for foreign investment and international trade.

         The World Trade Centers Association (WTCA) is a not-for-profit corporation that focuses on promoting and assisting world trade activities. Its mission is to encourage world trade by fostering and supporting the development and operation of World Trade Centers (WTCs) in every region of the world. WTCA was established in 1970 and has memberships from more than 330 cities in about 100 countries with global members of over 750,000 enterprises.

         The World Trade Centers supported by the WTCA provides businesses with access to a diverse array of state-of-the-art international trade services and facilities which enables them to increase their international trade. In the WTCA, every local member of a WTC in a city is automatically a member of all WTCs worldwide. This helps the WTCs to market their local membership, and also vastly increases the amount of services that a WTC can offer to its local members. Therefore, the WTCs worldwide form a reciprocal business network for businesses to access the international trade resources that may be expensive and even inaccessible in a domestic environment.

         Our plan is to open and operate World Trade Center Clubs (the "Clubs"), which will be associated with the World Trade Center Association, in major cities in China, where Club members can relax, entertain, network and meet potential business partners in person, or via the Video Conferencing facilities of the World Trade Center Association ("WTCA") worldwide network.

         The facilities of the Clubs will likely include restaurants, a bar, a fitness center, saunas and spas, conference rooms, video conferencing facilities, smart offices and a library. The services to be offered by the Clubs may include the provision of trade agency and trade information, business services including smart offices, secretarial and translation services, conference room and video conferencing services. The Clubs may also operate a Business Consultation and Fulfillment and Logistics Counseling Service via a 24/7 call center manned by business professionals experienced in the China trade. Members of the Club will be entitled to WTCA membership and be entitled to the services and benefits of over 300 World Trade Centers worldwide.

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

Marketing Strategy

         We plan to market Club memberships mainly to international companies and businessmen doing business in China and local Chinese companies and businessmen seeking business opportunities within and outside China. We will utilize the good reputation and recognition of WTCA and the recreational and business facilities which will be offered at each Club and establish the
Guangzhou Club and other potential Clubs in various cities in the PRC as the premier business clubs to be a member of. We will also make the ChinaWTC.com website into a distinctive Chinese/English language Internet portal. We will achieve our goals by placing advertisements with traditional media, such as newspapers, television, radio, magazines etc.; placing banners on high traffic web sites; sending e-mails to potential users; participating in trade shows; employing the services of external PR and Marketing firms; television "infomercials" and talk shows; outdoor advertising signs and attending / holding press conferences.

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


Sources of Income

         The Company's source of income consists of three primary revenue components - The World Trade Center business, value-added services, and strategic investments.

         THE WORLD TRADE CENTER BUSINESS

         CWTC aims to be the operator of World Trade Centers in major Chinese cities. While the worldwide business network from WTCA together with the reciprocal services will be the core attraction to business persons in China, the business community maintained by CWTC covering major cities in China will be an even more valuable asset in the long term. Through its presence in major cities in China, CWTC will develop a community of active business persons from small and medium sized enterprises with a comment interest in world trade.

         CWTC will implement the following business operations under the World Trade Center Business Division.

         Business Club

         The Business Club is a core component of CWTC. The target market for the Business Club will be the owners and senior managements of the small and medium sized enterprises in China. The Business Club will provide to members a full rage of top quality commercial and recreational services, education programs and the business networking programs, and business club facilities together with an elegant environment.

         The CWTC Business Club will also help members to liaise with potential trading partners from overseas, to join international economic and trade exhibitions and seminars, and to organize international business trips.

         As part of the reciprocal arrangement under the WTCA, CWTC Business Club will also provide services to visiting delegations from foreign WTC members. The CWTC Business Club will help foreign companies or business persons to minimize the barrier of doing business in China. Services provided to foreign companies and businessperson may include organizing meetings with Chinese government bodies, business corporations and potential partners.

         The revenue of the Business Club business will come from membership fees, fees collected from training and events such as seminars.

         Business Center

         The Business Center is operated in parallel with the Business Club. While the Business Center's services are not confined to member of the CWTC Business Club, member of the Club will enjoy special discounts for the Business Center services and more dedicated support from the staffs under the Business Club. The Business Center will provide:

         Temporary offices
         Seminar and Conference rooms
         Video conferencing facility
         Exhibition rooms
         Interpreters and secretarial services
         Business consultation services

         The revenue comes from rental fees of facilities and services fees.

         Licensing of Intellectual Property Rights

         CWTC intends to license the China World Trade Center intellectual property rights including the logo and trademark to third parties. The licensees may use the logo and trademark of CWTC to quickly establish a brand for their products such as office accessories, or to attract a group of clients for certain services such as credit cards. Revenue is generated from royalty fees which may be paid in cash, stock or other property.

         The Credit Card division is the first example of licensing the logo and brand name of CWTC to generate additional revenues. We have formed a partnership with the Agriculture Bank of China (ABC) to issue co-brand credit cards in Guangdong.

         THE VALUE-ADDED SERVICES

         CWTC will provide value-added services to generate additional revenues. As a platform to facilitate the international trade and the organizer of a local business person's community, CWTC will leverage these resources to develop value-added services to domestic as well as international business communities. Such services include:

         Business consultation services

         Assisting foreign companies in establishing their businesses in China and assisting Chinese companies in developing the international trade dimension of their business. Conducting market research, industrial research and competitive researches for foreign companies that are preparing to enter China and providing product sourcing and matching services. In addition, we intend to assist local PRC companies to seek foreign capital for their expansion programs.

         Events management services

         Assisting foreign companies to organize and participate in conferences and exhibitions in China and assisting Chinese companies to organize and participate in conferences and exhibitions overseas.

         Virtual Office

         Virtual office services help foreign companies to establish a presence in China at minimum cost. Foreign companies can also manage their communication with their China partners over the Internet.

         Since different value-added services require different expertise and strategies, CWTC will establish individual operations and separate management teams for each value-added service. The revenue of value-added business division will be the services fees from various services rendered.

         STRATEGIC INVESTMENTS

         We will further expand our business through strategic investments. Strategic ventures which have no synergy with our business or have negative impact to our cash flow will not be initially considered. A group of business subsidiaries with synergies will enable us to gain organic growth and lead us to evolve into a conglomerate in the Chinese business environment.

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

Employees

         As of September 30, 2003, we had 82 full-time employees. We believe our future success will depend in large part upon the continued service of its key technical and senior management personnel and its ability to attract and retain technical and managerial personnel. There can be no assurance that we will retain our key technical and managerial employees or that we can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. None of our employees are subject to any collective bargaining agreements.

ITEM 2.  Description of Property.

         Our main office and the Guangzhou World Trade Center Club facilities are located at 4th Floor, Goldlion Digital Network Center, 138 Tiyu Road East, Tianhe, Guangzhou, the PRC 510620. Such office and club facilities are held pursuant to a lease from Guangzhou Silver Disk Property Management Co. Ltd., which provides for an aggregate monthly rental of approximately RMB$350,000 and expires on July 31, 2007.

         Our Beijing World Trade Center Club facilities, which is currently under renovation, will be located at 2nd Floor, Office Tower II, Landmark Towers Beijing, 8 North Dongsanhuan Road, Beijing, PRC. The five year lease for the location of the BWTCC club facilities, which runs from February 1 2004 to January 31, 2009, was executed by Beijing Landmark Towers Co Ltd. and BWTCC. The terms of the lease provide for an aggregate monthly rental and management fees of approximately RMB$121,180 and contains a rent free period from February 1, 2004 to January 31, 2006.

         Pursuant to the Share Exchange Agreement dated December 17, 2002, entered into by the Company and Mr. Tsang Chi Hung, the Company acquired the entire issued share capital of GBN, which owns two commercial properties, one located at 20/F., Goldlion Digital Network Center, Unit 01-10, 138 Tiyu Road East, Tianhe, Guangzhou, the PRC (the "PRC Property") and the other at Flat B, 12/F., Champion Center, 301-309 Nathan Road, Hong Kong (the "Hong Kong Property"). The Company occupies most of the rental area of the PRC property and rents out the Hong Kong Property at an annual rental income of HK$102,000.

ITEM 3.  Legal Proceedings.

         We are not a party to any pending or to the best of its knowledge, any threatened legal proceedings. No director, officer or affiliate, or owner of record or of more than five percent of our securities, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to ours in reference to any pending litigation.


ITEM 4.           Submission of Matters To a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                     PART II


ITEM 5.           Market For Common Equity and Related Stockholder Matters.

         Our common stock began quotation on the Over-the-Counter Bulletin Board ("OTCBB") on June 28, 2000 and was initially quoted under the symbol TXON before the symbol was changed to CHWT. On June 26, 2002, our common stock was delisted from trading on OTCBB for not being a current reporting company under the Exchange Act of 1934. Our common stock was then quoted under the symbol CWTD on the Pink Sheet from September 2002 to November 2003. As of November 26, 2003, our common stock was again quoted on the OTCBB, under the symbol CWTD. The following table sets forth the range of bid prices of our common stock as quoted on the Pink Sheets LLP, respectively, during the periods indicated. The prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions.

                                                            High (1)         Low
         2003                  First Quarter                 0.0001          (2)
                               Second Quarter                0.0001          (2)
                               Third Quarter                 0.0001          (2)
                               Fourth Quarter                0.0001          (2)

         2002                  First Quarter                 0.001           (2)
                               Second Quarter                0.001           (2)
                               Third Quarter                 0.001           (2)
                               Fourth Quarter                0.001           (2)


(1) We declared a 1 for 30 reverse stock split effective September 1, 2002. All reported historical information has been adjusted accordingly to reflect the impact of the reverse stock split.

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

         In   September,   2002,   we   underwent  a   debt-for-equity   capital
restructuring and issued shares to certain creditors for the settlement of debts and fees pursuant to settlement agreements, as follows:

Name of Creditor                      Date (2002)    No. of Consideration Shares

Mr. James Mak                         September 8             87,500

Mr. James Mak                         September 8             35,000

Mr. Roy Wu                            September 9             87,500

Mr. Alfred Or                         September 10           156,645

Mr. Andersen Chan                     September 10            60,000

Mr. Bernard Chan                      September 8             73,355

Superwear Limited                     September 9            500,000

Simple Forturn Inc.                   September 9            490,000

Sinogolf Limited                      September 9            510,000

Top-Trained Securities Limited        September 11         1,000,000

Splendid Partner Holdings Limited     September 12           500,000

I&V Ltd.                              September 12           500,000


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

         As of December 31, 2003, there were 84 holders of record of 15,981,601 outstanding share of common stock of the Company.

         Dividends

         We have not previously paid any cash dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future. It is the present intention of management to retain any earnings to provide funds for the operation and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operation, financial condition, contractual and legal restrictions and other factors the board of directors deem relevant.


ITEM 6.           Management's Discussion and Analysis or Plan of Operations.

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

         OVERVIEW

         Pursuant to the Share Exchange Agreement dated as of August 10, 2000, by us, Virtual Edge Limited ("VEL"), and Main Edge International Limited ("Main Edge"), Main Edge transferred all of the issued and outstanding shares of the capital stock of VEL to the Company in exchange of 1,961,175 shares of our pre-split common stock, representing approximately 75% of our outstanding shares of the common stock. As a result of an 8-for-1 forward split that was effective on 15th September 2000, Main Edge held 15,689,400 shares of our common stock. Furthermore, subsequent to two private placement financings by Powertronic Holdings Limited ("Powertronic") in September 2002 and December 2002, the acquisition of all the issued and outstanding shares of General Business Network (Holdings) Ltd. ("GBN") in December 2002 and an 1-for-30 reverse split that was effective on 1st September 2002, Mr. Chi Hung Tsang held 4,000,000 shares of our common stock as of September 30, 2003 (representing approximately 36.4% of the total issued and outstanding shares of our common stock), Powertronic held 2,000,000 shares (or approximately 18.2%), and as a result, Main Edge held only 522,980 shares (or approximately 4.8%).


         RESULTS OF OPERATIONS

         The following table shows the selected audited and unaudited condensed consolidation income statement data of the Company and its subsidiaries for the years ended 2003 and 2002. The data should be read in conjunction with the audited and unaudited Condensed Consolidated Financial Statements of the Company and related notes thereto.

                                                         Years
              (a)  (Amounts in                           ended
                 thousands US$)                       September 30,

                                                      2003      2002
 Revenues
   Sales                                             2,886       193
     COGS                                           (1,213)      (84)
                                                    ------    ------

 Gross Margin                                        1,673       109

 Operating Expenses
    General & Admin Exp                             (3,954)   (1,828)
                                                    ------    ------

 Loss from Operations                               (2,281)   (1,719)

 Other Income (Expense)
   Interest                                            (15)       (8)
   Others                                              (29)     --

 Minority interest                                     120        93
                                                    ------    ------

 Net Loss                                           (2,205)   (1,634)

Year Ended September 30, 2002 Compared to Year Ended September 30, 2001

         Operating Revenue

         The aim of the Company is to continue to provide trade agency business linking companies in China and the rest of the world. As of September 30, 2003, we had four operating arms, namely the Beijing World Trade Center Club ("BWTCC"), Guangzhou World Trade Center Club ("GWTCC"), Infotech Enterprises Limited ("Infotech), and General Business Network (Holdings) Limited. BWTCC will be engaged in the establishment of a business club located in Beijing and GWTCC is engaged in the operation with the business club in Guangzhou, the PRC. GWTCC provides food and beverages, recreation, business center services, communication and information services, products exhibitions services, and commercial and trading brokerage services. Infotech will build a bilingual, English and Chinese, business-to-business portal for the Company as well as providing system integration related services to third parties customers and members. GBN is an investment holding company, which primarily engages in property investments, advertising and promotional businesses and trading business.

         The Company has started to recruit members, and to provide consultancy, catering and business center services through its subsidiary GWTCC located in Guangdong Province, the PRC since June 2002, and trading business through a subsidiary of GBN since March 2003. Sales revenue for the year ended September 30, 2003 was $2,886,000, compared to $193,000 for the year 2002, a significant increase. Of the $2,886,000 revenue in year 2003, approximately $1,719,000 (60%) was generated from providing club related services by GWTCC, $814,000 (28%) from trading business, and the remaining revenue of $353,000 (12%) from rental and consultancy services. Only US$193,000 was generated from providing club related services by GWTCC for the year ended September 30, 2003.

         The management believes that as the economy in China and the businesses of the Company continue to show improving sign, the revenue for the Company will improve significant in the next twelve months. In particular, the management anticipates starting operation of the physical venue of BWTCC in Beijing in the first quarter of 2004, BWTCC is believed to have a significant contribution to the Company's corporate image and businesses.

         Costs of sales for the year ended September 30, 2003 was $1,213,000, as compared with $84,000 for the year 2002, a significant increase. The increase was the result of increase in activities in relation to the club and trading businesses. Cost of sales for the club business was $423,000 for the twelve-month period ended September 30, 2003 and for the trading business, $790,000.


         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the year ended September 30, 2003 was $3,954,000, as compared with $1,828,000 for the year 2002, an increase of $2,126,000 or 116%. The increase was mainly due to:

         i) Staff Salaries, Benefit and Allowances: Staff salaries, benefit and allowances increased by $597,000 for the year ended September 30, 2003. The increase was primarily due to the salaries, benefit and allowances paid for staff in the operations of GWTCC. As of September 2003, the Company had approximately 80 full-time employees, down from 110 employees six months ago.

         ii) Rental, Rates, and Related Expenses: Rental, rates and related expenses increased by $615,000 for the year ended September 30, 2003. The increase was primarily due to the occupancy of the physical venue for the operation of GWTCC.

         iii) Utilities Expenses: Utilities expenses for the year ended September 30, 2003 was $196,000, as compared with $36,000 for the year 2002, an increase of $160,000. The increase was primarily due to the operation of GWTCC.

         iv) Commission Expenses: Commission expenses for the year ended September 30, 2003 was $146,000, as compared with only a very minimal amount for the year 2002. The increase was primarily the commission paid to third party for assisting in recruiting World Trade memberships.

As the businesses of the Company grow further, the management believes that all the abovementioned expenses will increase in proportion to the increase of revenue for the next twelve months. During the second six-month period of year 2003, the Company has taken serious actions to trim down full time employees from 110 to 82; as well as their related staff costs.


         Financial Income/(Expenses), Net

         There was $15,000 in interest expenses incurred and accrued from an outstanding loan for the twelve-month period ended September 30, 2003. This loan was made with a third party in February 2001. All interest expenses in relation to this loan were waived by the third party and the loan was subsequently repaid by the Company in December 2003.


         Income Taxes

         The Group is subject to income taxes on an equity basis on income arising in or derived from the tax jurisdiction in which it is domiciled and operates.

         The Honk Kong subsidiaries incurred losses for taxation purposes for the period and thus Hong Kong Profits Tax has not been provided.

         Since the PRC subsidiaries have sustained losses for the PRC income tax purposes, the Company has not recorded any PRC income tax expense. PRC income tax in the future will be calculated at the applicable rates relevant to the PRC subsidiaries.

         Liquidity and Capital Resources

         Virtual Edge Limited, our wholly owned subsidiary, underwent a capital restructuring in May 2000 in which long-term debt was partly reduced in the amount of US$2.5 million by new issuance of share capital in the same amount.

         The Company underwent a 30-to-1 reverse split of the shares of its common stock and was effective on 1 September 2002.

         Between September 1 and September 12, 2002, the Company entered into agreements with its subsidiaries whereas the Company would take on approximately $2.7 million in debt from subsidiaries to related parties, and in exchange, the subsidiaries became liable to the Company for the same amount of debt that takes on by the Company. The Company issued a total of 4 million post-split shares in exchange for cancellation of approximately $380,000 in debt owed to related parties as well as approximately $2.3 million in debt and fees owed to third parties

         The Company and Powertronic Holdings Limited entered into two share purchase agreements on September 3, 2002 and December 17, 2002 to purchase 2,000,000 shares and warrants (to purchase up to another 4,000,000 shares) for a total purchase price of $1,000,000. These two private financings were completed on January 24, 2003 and the respective shares were issued accordingly.

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

         On April 30, 2003, the Company, thru its subsidiary GWTCC, entered into a cooperation agreement with Agricultural Bank of China, Guangdong Branch, to issue co-branded credit cards, the "Kins World Trade" credit card. Pursuant to the agreement, the Company will share certain revenue with Agricultural Bank of China from incomes derived from annual membership fees and merchants' commissions. The Company is working towards finalizing all legal and commercial issues in connection with the issuance of these co-branded credit cards.

         On November 19, 2003, the Company entered into an acquisition agreement (the "Acquisition Agreement") with Mr. Tsang Chi Hung ("Mr. Tsang"), the beneficial owner of the 21st to 23rd Floors of Goldlion Digital Network Center, 138 Tiyu Road East, Tianhe, Guangzhou, the PRC ("the Premises"). On December 5, 2003, pursuant to the Acquisition Agreement, Mr. Tsang purchased from the Company 3,000,000 common shares and warrants to purchase an additional 6,000,000 common shares for the rights to the after tax rental income of the Premises for a five year period commencing on December 1, 2003 and ending on November 30, 2008.

         On November 27, 2003, the Company, thru its subsidiary BWTCC entered into a lease agreement with Landmark Towers Beijing Co. Ltd. to lease a 730 sq. meter (equivalent to approximately 8,000 sq. feet) premises located at 2nd Floor, Office Towers II, Landmark Towers Beijing, 8 North Dongsanhuan Road, Beijing, the PRC, for use as the clubs facilities. The BWTCC is currently under renovation and is expected to be opened for business in the first quarter of 2004.

CRITICAL ACCOUNTING POLICIES

Besides the accounting policies as described in note 5 to the financial statements for the year ended September 30, 2003, the management considers that the Group has not adopted any other critical accounting policies.

ITEM 7.  Financial Statements.

         Our financial statements are set forth at the end of this Form 10-KSB

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page
         Independent Auditor's Report

         Consolidated Balance Sheets
           September 30, 2003

         Consolidated Statements of Operations for the Years Ended September 30, 2003 and 2002

         Consolidated Statement of Stockholders' Equity
         Years Ended  September 30, 2002 and 2003

         Consolidated Statement of Cash Flows for the
           Years Ended September 30, 2003 and 2002

         Notes to Consolidated Financial Statements

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There has been no disagreements with our accountants on accounting and financial disclosures during the reporting period that requires disclosure pursuant to Item 304 of Regulation S-B.

ITEM 8A. Control and Procedures.

         Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the year ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III


ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The following table and text set forth the names and ages of all our directors and executive officers and the key management personnel as of September 30, 2003. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

                        Name                     Age                Title
          William Tsang Chi Hung                 42       Chairman of the Board of Directors

          John H.W. Hui                          45       Vice Chairman of the Board of Directors and President

          Keith Yat Chor Wong                    48       Chief Financial Officer and Director

          Luo Chao Ming                          53       Director

          Chan Chi Ming                          42       Vice President, Information Technology and Director

          Roy Cho Woon Wu                        59       Senior Club Manager and Director

          James H.C. Mak                         55       Director

          Ringo Wing Hung Leung                  45       Director

Mr. William Tsang

         Mr. William Tsang, the Chairman of the Board of Directors, is a Member of the Beijing Municipal Political Consultative Conference and Honorary Citizen of Guangzhou City. Mr. Tsang is also the President of the Commercial & Industrial General Association of New Territories of Hong Kong Ltd., Committee Member of The Chinese General Chamber of Commerce, Vice Chairman of Hong Kong Chamber of Commerce in China -Guangdong, and Vice Chairman of Guangzhou Federation of Industry & Commerce. He was an executive director of Goldlion Holdings Ltd., a public company listed in Hong Kong Stock Exchange.

Mr. John H.W. Hui

         Mr. John H.W. Hui, the Vice Chairman of the Board of Directors and the President of the Company. Mr. Hui has over 10 years' experience in China trade & investment. He is responsible for overall planning and corporate development of the Company. Mr. Hui is also the President of Beijing World Trade Center Club and Guangzhou Word Trade Center Club. He has excellent relationships with the Chinese partners (CCPIT) and the principles of the World Trade Center Association in New York and other WTCs around the world.

         Mr. Hui is a current member of the Canada China Business Council Beijing, and American Chamber of Commerce, Guangdong.

Mr. Wong, Yat Chor Keith

         Mr. Wong, the Chief Financial Officer and a Director of the Company, has over twenty years experience as a professional accounting manager. He holds different professional qualifications including ACIS (Associate Member of the Institute of Chartered Secretaries and Administrators, Canada Branch), CGA (Member of Certified General Accountants Association of B.C. and Canada), CPA (Member of American Institute of Certified Public Accountants (AICPA) and Washington State Board of Accountancy), AHKSA (Associate Member of Hong Kong Society of Accountants).

Mr. Luo Chao Ming

         Mr. Luo, a Director, has long-term collaborative relations with Hong Kong business circles and associations. He was employed at the Xinhua News Agency Hong Kong Branch from 1983 to 1996. Mr. Luo joined Xinhua News Agency Hong Kong Branch Guangzhou Representative Office in 1996. He is the Chief Council Member of Guangdong Overseas Friendship Association, and Council Member of Guangzhou Overseas Friendship Association.

         Mr. Luo worked as the Electric  Design  Technician in Guangzhou  Design
Institute  and  the  Assistant  of  Electric  Technology   Specialty,   Electric
Engineering Department in Guangdong University of Technology.

Mr. Chan Chi Ming

         Mr. Chan, a Director of the Company, is the founder of Asian Information Resources (Holding) Ltd. At the end of 1999, Mr. Chan successfully led the Company through its initial public offering and its shares were listed on the GEM Board of the Stock Exchange of Hong Kong Limited and was appointed as the Group CEO after the Company was listed. Mr. Chan is the Corporate Development Strategist of a publicly listed company in the Hong Kong between July 2001 and June 2003. Mr. Chan specializes in content and technology development and Chinese law and China affairs, Mr. Chan is also an acknowledged expert in networking, Internet technology, database technology and management of technical resources.

Mr. James H.C. Mak

         Mr. Mak is the General Manager of World Trade Center Club, Hong Kong. Mr. Mak has over 20 years of Senior Management in the F & B industry. He was senior administration manager of Maxim's Group of Restaurants. As the deputy general-manager of Kai Shing Management Co. Ltd. (a subsidiary of Sun Hung Property Ltd.). He is in charge as general manager of the following clubs: Grand Royal Club, Hong Kong and Hong Lok Yuen Country Club, Hong Kong.

Mr. Roy Cho Woon Wu

         Mr. Wu is currently the Senior Club-Manager of the World Trade Center Club, H.K. Mr. Wu is also Senior Club-Manager of the Grand Royal Club, Hong Lok Yuen Country Club, H.K. Mr. Wu has over 30 years' Hotel & Restaurant Management experience. He was the Food and Beverage manager for the Peninsula Group in Hong Kong, China Hotel in Canton, and New World Hotel in Beijing. Mr. Wu was also the general manager of the New World Hotel of Xi'an in China.

Mr. Ringo Leung

         Mr. Ringo Leung Wing Hung, is currently a Director of the Company. Mr. Leung has over 20 years experience in leather goods and trading business. He was a director of Pak Tak Co. Ltd, a leather goods trading company from May 1980 to January 1984. Between 1984 and 2000, Mr. Leung was involved in trading business of his own company. From October 2000 to January 2003, he was the Assistant to the Managing Director of Goldlion (Far East) Limited. Currently, Mr. Leung is also a director of Polysend Trading Limited.

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


ITEM 10.          Executive Compensation.

         The following table sets forth the compensation paid during fiscal year ended September 30, 2001, 2002 and 2003 to our Chief Executive Officer. No other executive officer received annual compensation in excess of $100,000 per annum.


                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------- -----------------------------------

                              Annual Compensation                                       Long-Term Compensation
--------------------------------------------------------------------------------- -----------------------------------

                                                                                  Awards         Payouts
----------------------- --------- --------------- --------- ---------- ---------- -------------- --------------------

                                                            Other                  Securities
                                                            Annual     Restricted  Underlying              All
                                                            Compensa-tiStock      Options/SARs   LTIP      Other
Name and Principal      Year          Salary       Bonus       ($)     Award(s)        (#)       Payouts   Compensa-tion
Position                               ($)          ($)                   ($)                      ($)        ($)
----------------------- --------- --------------- --------- ---------- ---------- -------------- --------- ----------
William Tsang,          2003         $141,026
Chairman
----------------------- --------- --------------- --------- ---------- ---------- -------------- --------- ----------

John Hui, President     2003         $147,436
----------------------- --------- --------------- --------- ---------- ---------- -------------- --------- ----------

John  Hui,   President  2002         $140,321        -          -          -            -           -          -
and Secretary
----------------------- --------- --------------- --------- ---------- ---------- -------------- --------- ----------

         We have no long-term employment or consulting agreements with any of our executive officers or directors.


ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The following table sets forth the number of shares of common stock beneficially owned as of September 30, 2003 by (i) those persons or groups known to us who will beneficially own more than 5% of our common stock; (ii) each director and director nominee; (iii) each executive officer whose compensation exceeded $100,000 in the fiscal year ended September 30, 2003 or calendar year ended December 31, 2002; and, (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the Securities and Exchange Commission by information provided by such persons directly to us. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.

                                                                                     Percentage
                         Name/Address(1)                      Number of Shares      Ownership(1)
                         ------------                         ----------------      ------------
          Wong Yat Chor, Keith (2) (3)                            1,000,000                9.12%
          Chan Sai Yee, Clarence (2) (3)                          1,000,000                9.12%
          Roy C.W. Wu                                                87,500                 **
          James H.C. Mak                                            122,500                 **
          Top-Trained Securities Ltd.                             1,000,000                9.12%
          Powertronic Holdings Limited (3)                        2,000,000               18.23%
          Tsang Chi Hung (4)                                      4,000,000               36.46%

          All Officers and Directors as a Group                   5,210,000               47.49%
          (8 persons)

**Less than 1%
(1) Based on 10,970,497 shares outstanding as of September 30, 2003 and not including 8,000,000 share of common stock to be issued on the exercise of the outstanding warrants.

(2) Mr. Wong Yat Chor, Keith and Mr. Chan Sai Yee, Clarence, each indirectly owns 1,000,000 pursuant to their repsective 50% ownership of all the share capital of Powertronic Holdings Limited.

(3) Assuming Powertronic Holdings Limited does not exercise its right to purchase 4,000,000 shares of common stock pursuant to two warrants issued by the Company.

(4) Assuming Tsang Chi Hung does not exercise his right to purchase 4,000,000 shares of common stock pursuant to a warrant issued by the Company.

ITEM 12.  Certain Relationships and Related Transactions.

          The following table sets forth the names and relationships of certain related parties.

Name                                        Existing relationships with the Company
----                                        ---------------------------------------
Mr. Alfred Or                               A shareholder and former director of the Company
Mr. Benny Cho                               A director of a subsidiary
Mr. Bernard Chan                            A shareholder of the Company
Mr. Bobby Yu                                A director of a subsidiary
Mr. Chan Chi Ming                           A director of the Company
Mr. James Mak                               A shareholder and director of the Company
Mr. John Hui                                A director of the Company
Mr. Ringo Leung                             A director of the Company
Mr. Steven Hui                              Close family member of a director of the Company
Mr. William Tsang                           A shareholder and director of the Company
Beijing Wanlong Economic Consultancy        PRC partner of a subsidiary
 Corporation Ltd.
Dimension Marketing Limited                 A shareholder of a subsidiary
 GBN(GZ)                                     An affiliate of the Company
Guangzhou City International Exhibition     PRC partner of a subsidiary
 Co.
Guangzhou Cyber Strategy Limited            A company in which a director of the Company has
                                             beneficial interest
Guangzhou Goldlion City Properties Co.,     A company controlled by close family members of a
 Ltd. director
Guangzhou Goldlion Commercial Network       A company controlled by close family members of a
 Co., Ltd.                                    director
Health & Wealth Inc.                        A company in which a director of the Company has
                                              beneficial interest
Pilot Management Limited                    A shareholder of a subsidiary
Union East Consultants Limited              A company in which a director of the Company has
                                              beneficial interest

         The following is a summary of related party transactions of the year ended September 30, 2002 and 2003.

                                                                       Year ended September 30,
                                                              -----------------------------------------
                                                                           2002                   2003
                                                                            US$                    US$
Consultancy fee expenses to
---------------------------
Mr. Bernard Chan                                                              -                 17,948
Mr. Bobby Yu                                                                  -                  8,462
Mr. John Hui                                                                  -                146,436
Mr. William Tsang                                                             -                141,026
Mr. Chan Chi Ming                                                             -                 30,769
Beijing Wanlong Economic Consultancy Corporation Ltd.                         -                 18,122
Guangzhou City International Exhibition Co.                                   -                 18,122
Health & Wealth Inc.                                                          -                 15,024
                                                              ==================       ================


Rent and related expenses to
----------------------------
Guangzhou Goldlion City Properties Co., Ltd. And Guangzhou
 Goldlion Commercial Co., Ltd.                                                -                713,044
Dimension Marketing Limited                                                   -                  2,692
                                                              ==================       ================

Consultancy fee income from
---------------------------
Guangzhou Cyber Strategy Limited                                              -                288,462
                                                              ==================       ================

Membership fee income from
--------------------------
Guangzhou Cyber Strategy Limited                                              -                 48,024
Union East Consultants Limited                                                -                 32,016
                                                              ==================       ================

Assets purchased from
---------------------
Dimension Marketing Limited                                                   -                    691
                                                              ==================       ================

Personal guarantee granted from
-------------------------------
Mr. William Tsang                                                             -                 19,231
                                                              ==================       ================

The following is a summary of the amounts due from related parties:

                                                                                                  As of
                                                                                          September 30,
                                                                                                   2003
                                                                                                    US$

Mr. Alfred Or                                                                                     1,208
Guangzhou Cyber Strategy Limited                                                                 59,909
General (Guangzhou) Business Network Limited                                                     73,590
Pilot Management Limited                                                                          3,846
                                                                                      ------------------

Classified as current assets                                                                    138,553
                                                                                      ==================

The amounts due from related parties represent unsecured advances which are interest-free and repayable on demand.

         The following is a summary of the amounts due to related parties

                                                                                                 As of
                                                                                          September 30,
                                                                                                  2003
                                                                                                   US$

Mr. William Tsang                                                                              475,224
Mr. Ringo Leung                                                                                  5,776
Mr. Chan Chi Ming                                                                                5,128
Mr. James Mak                                                                                    2,340
Mr. John Hui                                                                                    44,264
Mr. Steven Hui                                                                                  41,179
Guangzhou Goldlion City Properties Co., Ltd.                                                    17,022
Guangzhou City International Exhibition Company                                                  4,530
Beijing Wanlong Economic Consultancy Corporation Ltd.                                           31,708
Health & Wealth Inc.                                                                            18,421
Dimension Marketing Limited                                                                     80,645
                                                                                    -------------------

Classified as current liabilities                                                              726,237
                                                                                    ===================

The amounts due to related parties represent unsecured advances which are interest-free and repayable on demand.

ITEM 13.          Exhibits and Reports on Form 8-K.


Exhibit Number       Description

31.1 Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Principal Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Principal Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

---------------------
*Incorporated by reference to the respective exhibits filed with the Company's Current Report on Form 8K dated December 15, 2003.

Reports on Form 8-K

None.

ITEM 14.      Principal Accountant Fees and Services.

         Audit Fees. Audit fees billed by Moores Rowland Mazars for services rendered in auditing our financial statements for fiscal 2003 and reviewing the financial statements included in our quarterly reports on Form 10-Q for fiscal years 2003 totaled $44,872. Audit Fees billed by Robison, Hill & Co. in auditing our financial statements for fiscal 2002 and reviewing the financial statements, included in our quarterly reports on Form 10-Q for fiscal year 2002 totaled 13,346.

         Financial Information System Design and Implementation Fees. Moores Rowland Mazars did not bill us for any financial information systems design and implementation services during fiscal year 2003 or 2002.

         All Other Fees. No fees were billed by Moores Rowland Mazars for all other non-audit services, including tax-related services, provided during fiscal 2003 and 2002.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          CHINA WORLD TRADE CORPORATION

Dated:  January 13, 2004             By:  /s/ John H. W. Hui
                                     Name: John H.W. Hui
                                     Title: President and Director

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  January 13, 2004             By:  /s/ Keith Wong
                                     Name: Keith Wong
                                     Title: Chief Financial Officer and Director

Independent Auditors' Report


To the Board of Directors and Stockholders of China World Trade Corporation




We have audited the accompanying consolidated balance sheet of China World Trade Corporation (a Nevada corporation) and subsidiaries as of September 30, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Group as of September 30, 2002 were audited by other auditors whose report, dated March 17, 2003 and included a going concern emphasize paragraph, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of China World Trade Corporation and subsidiaries as of September 30, 2003 and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Group will continue as a going concern. As discussed in Note 3 to the financial statements, the Group has suffered losses from operations during the year and has a negative working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





/s/ Moores Rowland Mazars

Chartered Accountants
Certified Public Accountants
Hong Kong

Date: 13 January, 2004

China World Trade Corporation

Consolidated Statements of Operations
-------------------------------------------------------------------------------------------------------------------------

                                                                               Year ended September 30,
                                                                               ------------------------------------------
                                                                                            2002                    2003
                                                                     Note                    US$                     US$

Operating revenues                                                                       193,024               2,885,600

Operating costs and expenses                                                            (83,738)             (1,213,169)

Selling, general and administrative expenses                                         (1,827,959)             (3,954,066)
                                                                               ------------------      ------------------

Loss from operations                                                                 (1,718,673)             (2,281,635)

Non-operating (expenses) income
Other income                                                                                   -                   2,490
Interest expense                                                                         (8,120)                (14,811)
Equity in net loss of affiliate                                       13                       -                (32,051)
                                                                               ------------------      ------------------

Loss before income taxes and minority interest                                       (1,726,793)             (2,326,007)

Provision for income taxes                                            7                        -                       -
                                                                               ------------------      ------------------

Loss before minority interest                                                        (1,726,793)             (2,326,007)

Minority interest                                                                         92,976                 120,471
                                                                               ------------------      ------------------

Net loss                                                                             (1,633,817)             (2,205,536)
                                                                               ==================      ==================

Loss per share of common stock                                        8
- Basic                                                                                   (0.23)                  (0.23)
                                                                               ==================      ==================

Weighted average number of shares of common stock outstanding                          6,970,497               9,699,264
                                                                               ==================      ==================

China World Trade Corporation

Consolidated Balance Sheet
-------------------------------------------------------------------------------------------------------------------------

                                                                                                                  As of
                                                                                                              September
                                                                                                               30, 2003
ASSETS                                                                             Note                             US$

Current assets
Cash and cash equivalents                                                                                       273,220
Trade and other receivables                                                         9                           240,293
Rental and other deposits                                                           10                          363,833
Prepayments                                                                                                      30,031
Inventories                                                                                                     325,494
                                                                                                       ------------------

Total current assets                                                                                          1,232,871

Goodwill                                                                            11                          251,448
Property, plant and equipment, net                                                  12                        2,881,585
                                                                                                       ------------------

Total assets                                                                                                  4,365,904
                                                                                                       ==================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Trade and other payables                                                            14                        1,809,380
Deferred income                                                                                                  39,991
Short-term bank loan                                                                15                          300,000
Long-term bank loan - current portion                                               16                           42,994
                                                                                                       ------------------

Total current liabilities                                                                                     2,192,365

Long-term bank loan - non-current portion                                           16                          459,344
                                                                                                       ------------------

Total liabilities                                                                                             2,651,709
                                                                                                       ------------------

Minority interest                                                                                                 3,531
                                                                                                       ------------------

Commitments and contingencies

Stockholders' equity
Preferred stock, par value of US$0.001 each;
   10,000,000 shares authorized, none issued or outstanding                                                           -
Common stock, par value of US$0.001 each;
   50,000,000 shares authorized, 10,970,497 shares issued at September 30,
   2003                                                                                                          10,971
Additional paid-in capital                                                                                   11,096,208
Accumulated deficit                                                                                          (9,396,515)
                                                                                                       ------------------

Total stockholders' equity                                                                                    1,710,664
                                                                                                       ------------------

Total liabilities and stockholders' equity                                                                    4,365,904
                                                                                                       ==================

China World Trade Corporation

Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------------------------------------------------

                                                                                         Year ended September 30,
                                                                                  ---------------------------------------
                                                                                  ----------------     ------------------
                                                                                            2002                   2003
                                                                        Note                   US$                  US$

Cash flows from operating activities:
Net loss                                                                              (1,633,817)           (2,205,536)

Adjustments to reconcile net loss to net cash used in operating activities:
         Minority interest                                                                17,777              (120,471)
   Equity in net loss of affiliate                                                             -                 32,051
   Stock issued for services                                                           1,948,843                600,000
   Property, plant and equipment written off                                                 854
   Depreciation                                                                              229                 79,303
   Impairment loss on property, plant and equipment                                            -                106,975
   Increase in deferred income                                                             8,114                 31,877
   Changes in working capital:
     Trade and other receivables                                                        (38,924)               (89,875)
     Rental and other deposits                                                         (341,731)               (11,484)
         Prepayments                                                                     (2,420)               (23,299)
     Inventories                                                                        (35,930)              (289,564)
     Trade and other payables                                                          (882,466)              1,222,960
                                                                                  ----------------     ------------------

Net cash used in operating activities                                                  (959,471)              (667,063)
                                                                                  ----------------     ------------------

Cash flows from investing activities:
Acquisition of subsidiary                                                20                    -                123,707
Acquisition of an affiliate                                                                    -                (32,051)
Acquisition of property, plant and equipment                                              (3,275)               (92,824)
                                                                                  ----------------     ------------------

Net cash used in investing activities                                                     (3,275)                (1,168)
                                                                                  ----------------     ------------------

Cash flows from financing activities:
Proceed from common stock to be issued                                                   500,000                      -
Capital contribution from minority shareholder of a subsidiary                                 -                106,225
Increase in notes payables                                                                72,796                      -
Advances from other creditors                                                            161,278                      -
Net advances from related parties                                                        261,517                      -
Proceed from new bank loan                                                                     -                812,820
Repayment of amount borrowed                                                                   -                (10,482)
                                                                                  ----------------     ------------------

Net cash provided by financing activities                                                995,591                908,563
                                                                                  ----------------     ------------------
Net increase in cash and cash equivalents                                                 32,845                240,332

Cash and cash equivalents at beginning of year                                                43                 32,888
                                                                                  ----------------     ------------------

Cash and cash equivalents at end of year                                                  32,888                273,220
                                                                                  ================     ==================

Analysis of balances of cash and cash equivalents
Cash and bank balances                                                                    32,888                273,220
                                                                                  ================     ==================

Non-cash investing and financing activities
Common stock issued for services                                                         729,969                600,000
Purchase of subsidiary by issuance of common stock                       20                    -              3,200,000
                                                                                  ================     ==================

China World Trade Corporation

Consolidated Statements of Stockholders' Equity
-------------------------------------------------------------------------------------------------------------------------

                                                     Common stock
                                      ---------------------------------------------
                                                                            Amount       Additional
                                                              Amount         to be          paid in          Accumulated
                                                              issued        issued          capital              deficit
                                        No. of shares            US$           US$              US$                  US$
                                      ----------------  -------------  ------------  ---------------  -------------------
Balance as of September 30, 2001             796,205               794          2         2,851,705          (5,557,162)

Stock issued for services on December
   20, 2001                                1,228,689               156      1,073           626,771                   -
Issuance of stock to be issued                     -                 2         (2)                -                   -
Stock issued for construction of a web
   portal on December 20, 2001                18,958                19          -           119,981                   -
Stock issued in exchange for debt
   cancellation on September 12, 2002      3,926,645                 -      3,927         2,712,750                   -
Stock issued for cash on September 12,
   2002                                    1,000,000                 -      1,000           499,000                   -
Net loss                                           -                 -          -                 -          (1,633,817)
                                      ----------------  -------------  ------------  ---------------  -------------------

Balance as of September 30, 2002           6,970,497               971      6,000         6,810,207          (7,190,979)

Stock issued in exchange for
   shareholdings in a subsidiary on
   January 24, 2003                        4,000,000             4,000          -         3,196,000                   -
Adjustment to value of stock
   issued for services on
   January 22, 2003                                -                 -          -           300,000                   -
Cancellation of stock issued for
   services on October 1, 2002            (1,000,000)                -     (1,000)           (8,999)                  -
Issuance of stock to be issued on
   January 22, 2003                                -             5,000     (5,000)                -                   -
Issuance of stock for cash and
   services on January 24, 2003            1,000,000             1,000          -           799,000                   -
Net loss                                           -                 -          -                 -          (2,205,536)
                                      ----------------  -------------  ------------  ---------------  -------------------

Balance as of September 30, 2003          10,970,497            10,971          -        11,096,208          (9,396,515)
                                      ================  =============  ============  ===============  ===================

China World Trade Corporation

Notes to Financial Statements
--------------------------------------------------------------------------------

1.       ORGANIZATION AND NATURE OF BUSINESS

         The Company was incorporated under the laws of the State of Nevada on January 29, 1998 as Weston International Development Corporation. On July 28, 1998, the name of the Company was changed to Txon International Development Corporation. On August 14, 2000, the Company acquired 100% shareholdings of Virtual Edge Limited, a British Virgin Islands ("BVI") company, pursuant to a share exchange agreement dated August 10, 2000. On September 15, 2000 the Company changed its name to China World Trade Corporation.

         One of its subsidiaries incorporated in the People's Republic of China ("PRC") has commenced its business in providing catering services, product exhibition services, business center and conference services, and communication and information services to its members since August 1, 2002.

         Pursuant to the Share Exchange Agreement entered into between the Company and Mr. William Tsang on December 17, 2002, Mr. Tsang agreed to transfer 10,000 ordinary shares of General Business Network (Holdings) Limited ("GBN") to the Company in exchange for the issuance by the Company of 4,000,000 shares of its common stock and a two-year warrant (the "Warrant") to purchase up to 4,000,000 shares of the common stock of the Company. The Warrant is exercisable at a price of US$0.92 per share. The acquisition, which was mainly carried out for the Group's expansion purposes, was completed on January 24, 2003 and GBN became a wholly-owned subsidiary of the Company. GBN was incorporated in Hong Kong on July 15, 2002 and is principally engaged in property investments and investment holding.

         Details of the subsidiaries and their principal activities as of the date of this report are summarized below:

                                                     Date of
                                                acquisition/         Place of   Equity interest owned         Principal
        Name of company                            formation    incorporation          by the Company        activities
                                                                                 Direct     Indirect

        Virtual Edge Limited                 August 14, 2001              BVI     100%         -             Investment
                                                                                                                holding
        General Business Network            January 24, 2003        Hong Kong     100%         -             Investment
           (Holdings) Limited                                                                               holding and
                                                                                                             properties
                                                                                                             investment
        Guangzhou World Trade Centre       December 29, 2001              PRC      -          75%         Club services
           Club
        Polysend Trading Limited               March 6, 2003        Hong Kong      -          70%       Leather trading
        Dimension Marketing (China)           March 14, 2003        Hong Kong      -          51%           Advertising
           Limited                                                                                             business
        Infotech Enterprises Limited            July 2, 1999              BVI     49%         51%              Inactive
        Beijing World Trade Centre             April 1, 1999              PRC      -          75%              Inactive
           Club
        GBN Wealth Management Limited          April 4, 2003        Hong Kong      -          70%              Inactive
        Topstar International Limited         March 18, 2003              BVI      -          100%             Inactive

China World Trade Corporation

Notes to Financial Statements
--------------------------------------------------------------------------------

2.       BASIS OF PRESENTATION

         The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("USGAAP"). This basis of accounting differs from that used in the statutory financial statements of the subsidiaries incorporated in BVI, Hong Kong and the PRC, which were prepared in accordance with generally accepted accounting principles in Hong Kong, and the accounting principles and the relevant financial regulations applicable to enterprises with foreign investments as established by the Ministry of Finance of China respectively.

3.       PREPARATION OF FINANCIAL STATEMENTS

         The Group has a negative working capital of US$866,077 as of September 30, 2003. In addition, the Group had a loss of US$2,176,151 and US$1,633,817 for the years ended September 30, 2003 and 2002 respectively. These conditions raise substantial doubt about the Group's ability to continue as a going concern.

         Continuation of the Group as a going concern is dependent upon obtaining additional working capital through additional equity funding and attaining profitable operations in the future. The management has developed a strategy, which it believes will accomplish these objectives which will enable the Group to operate in the future. However, there can be no assurance that the Group will be successful with its efforts to raise additional capital and attaining profitable operations. The inability of the Group to secure additional financing and attaining profitable operations in the near term could adversely impact the Group's business, financial position and prospects.

4.       NEW ACCOUNTING PRONOUNCEMENTS

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, ("FIN 46") "Consolidation of Variable Interest Entities" which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. The management believes that adoption of this statement does not have impact on the Group's financial statements.

         In May 2003, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The SFAS No.150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities in statements of financial position. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. Management believes that adoption of the SFAS No. 156 does not have significant impact on its consolidated financial statements.

China World Trade Corporation

Notes to Financial Statements
--------------------------------------------------------------------------------

5.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      Basis of accounting
                  The financial statements are prepared in accordance with generally accepted accounting principles in the US. The measurement basis used in the preparation of the financial statements is historical cost. Cost in relation to assets represents the cash paid or the fair value of the assets, as appropriate.

         (b)      Principles of consolidation
                  The consolidated financial statements include the financial information of the Company and its subsidiaries. The results of subsidiaries acquired or disposed of during the year are consolidated from or up to the date of their effective dates of acquisition or disposal respectively.

                  All material intercompany balances and transactions have been eliminated in consolidation.

         (c)      Goodwill on consolidation
                  Goodwill represents the excess of the purchase consideration payable in acquisitions of subsidiaries over the fair value of the net assets acquired at the time of acquisition. Goodwill on consolidation is stated at cost when it arises. As part of an ongoing review of the valuation and amortization of goodwill, management assesses the carrying value of the goodwill to determine if changes in facts and circumstances suggest that it may be impaired. If this review indicates that the goodwill is not recoverable, the carrying value of the goodwill would be reduced to its estimated fair market value.

                  On disposal of a subsidiary, any attributable amount of purchased goodwill is included in the calculation of the gain or loss on disposal.

         (d)      Revenue recognition
                  The Group recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured. Services revenue is recognized when the services are provided.

         (e)      Deferred income
                  Deferred   income   represents   unamortized    non-refundable
                  admission fees and membership fees received but the related services, or portion of the services have not yet been rendered.

         (f)      Statement of cash flows
                  Cash equivalents are defined as short-term, highly liquid investments that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value. An investment normally qualifies as a cash equivalent only when it has a maturity of three months or less from its acquisition date.

China World Trade Corporation

Notes to Financial Statements
--------------------------------------------------------------------------------

5.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (g)      Translation of foreign currency
                  The subsidiaries maintain their accounting books and records in United States Dollars ("US$"), Hong Kong Dollars ("HK$") and Renminbi ("RMB"). Foreign currency transactions during the year are translated to US$ at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at year end and translated at the approximate rates of exchange ruling at the balance sheet date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statements of operations.

                  On consolidation, the financial statements of the subsidiaries whose accounting books and records are denominated in currencies other than US$ are translated into US$ using the closing rate method, whereby the balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The share capital and retained earnings are translated at exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year.

                  All  exchange  differences  arising on the  consolidation  are recorded within equity. Historically, foreign exchange transactions have not been material to the financial statements.

         (h)      Concentration of credit risk
                  The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances in one financial institution.

         (i)      Property, plant and equipment
                  Property,   plant  and  equipment  are  stated  at  cost  less
                  accumulated depreciation and accumulated impairment losses.

                  The cost of an item of property, plant and equipment comprises its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use. Major costs incurred in restoring assets to their normal working conditions are charged to the income statement. Improvements are capitalised and depreciated over their expected useful lives.

                  The gain or loss arising from the retirement or disposal of property, plant and equipment is determined as the difference between the estimated net sales proceeds and the carrying amount of the assets and is recognised as income or expense in the income statement.

China World Trade Corporation

Notes to Financial Statements
--------------------------------------------------------------------------------

5.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (i)      Property, plant and equipment (Continued)
                  Depreciation   is   provided   to  write  off  the  cost  less
                  accumulated impairment losses of property, plant and equipment, over their estimated useful lives from the date on which they become fully operational and after taking into account of their estimated residual values, using the straight-line method, at the following rates per annum:

                           Land and buildings                       50 years
                           Leasehold improvements                   2 - 3 years
                           Furniture and fixtures                   5 - 10 years
                           Office and computer equipment            3 - 5 years

                  The Group recognizes an impairment loss on PPE when evidence, such as the sum of expected future cash flows (undiscounted and without interest charges), indicates that future operations will not produce sufficient revenue to cover the related future costs, including depreciation, and when the carrying amount of asset cannot be realized through sale. Measurement of the impairment loss is based on the fair value of the assets.

         (j)      Equity method of accounting
                  The equity method of accounting is used when the Company has an investment in, and exercises significant influence over, another entity. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these entities.

         (k)      Inventories
                  Inventories are stated at the lower of cost and net realizable value. Cost, which comprises all costs of purchase and, where applicable, other costs that has been incurred in bringing the inventories to their present location and condition, is calculated using the first-in, first-out method. Net realizable value represents the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale.

         (l)      Operating leases
                  Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rentals payable and receivable under operating leases are recognised as expense and revenue on the straight-line basis over the lease terms.

                  The Group leases certain premises under non-cancellable operating leases. Rental expenses under operating leases were US$123,324 and US$698,694 for the year ended September 30, 2002 and 2003 respectively. There was no capital lease currently in effect.

         (m)      Related parties
                  Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

China World Trade Corporation

Notes to Financial Statements
--------------------------------------------------------------------------------

5.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (n)      Use of estimates
                  The preparation of the financial statements in conformity with USGAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reported periods. Actual amounts could differ from those estimates. Estimates are used for, but not limited to, the accounting for certain items such as allowance for doubtful accounts, depreciation, taxes and contingencies.

         (o)      Earnings (Loss) per share
                  Basic earnings (loss) per share exclude dilution and are computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the periods.

                  Diluted earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities.

         (p)      Segment reporting
                  The Group adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". Segment information is disclosed in Note 24 to the financial statements.

         (q)      Allowance for doubtful accounts
                  The Group provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Group's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Group's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of US$30,502 as of September 30, 2003.

         (r)      Affiliate
                  An affiliate is an entity controlled by another entity directly, or indirectly through one or more intermediaries. The term control (including the terms controlling, controlled by and under common control with) means the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of a person, whether through the ownership of voting shares, by contract, or otherwise.


6.       CHANGE OF FINANCIAL YEAR END

         The Company has resolved to change its financial year end date from September 30 to December 31 of each calendar year with effect from the period ended December 31, 2003 in order to coincide with that of its major operating subsidiaries, namely Guangzhou World Trade Centre Club (a cooperative joint venture company established in Guangzhou, the PRC) and General Business Network (Holdings) Limited, another 100% owned subsidiary of the Company.

China World Trade Corporation

Notes to Financial Statements
--------------------------------------------------------------------------------

7.       INCOME TAXES

         The Group is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which it is domiciled and operates.

         The Hong Kong subsidiaries incurred losses for taxation purposes for the year and thus Hong Kong Profits Tax has not been provided.

         Since the PRC subsidiaries have sustained losses for the PRC income tax purposes, the Company has not recorded any PRC income tax expense. PRC income tax in the future will be calculated at the applicable rates relevant to the PRC subsidiaries.


8.       LOSS PER SHARE OF COMMON STOCK

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


9.       TRADE AND OTHER RECEIVABLES

                                                                                                                  As of
                                                                                                          September 30,
                                                                                                                   2003
                                                                                  Note                              US$

        Trade receivables                                                                                        81,541
        Due from related parties                                                  19(c)                         138,553
        Other receivables                                                                                        20,199
                                                                                                   ---------------------

                                                                                                                240,293
                                                                                                   =====================

10.      RENTAL AND OTHER DEPOSITS

         Included in rental and other deposits is deposit paid to Guangzhou Goldlion City Properties Co., Ltd. of US$338,283. For relationship with the Company, please refer to note 19 to these financial statements.

China World Trade Corporation

Notes to Financial Statements
--------------------------------------------------------------------------------

11.      GOODWILL

         The acquisition of GBN, details of which has been mentioned in note 1 above, has been accounted for under the purchase method of accounting. The purchase price of US$3,200,000 was allocated to the assets and liabilities acquired based on their estimated fair values at the date of acquisition. This allocation has resulted in acquired goodwill of US$251,448, which is subject to an impairment review annually. The results of GBN have been included in the consolidated financial statements since the acquisition date.

         The following unaudited pro forma information presents a summary of our consolidated results of operations as if the acquisition had been taken place on October 1, 2002.

                                                                       Year ended September 30,
                                                                             ------------------
                                                                                           2003
                                                                                            US$

         Operating revenues                                                           2,885,600
                                                                             ===================

         Net loss                                                                    (2,319,548)
                                                                             ===================

         Loss per share                                                                   (0.24)
                                                                             ===================

12.      PROPERTY, PLANT AND EQUIPMENT, NET

                                                                                           As of
                                                                                    September 30,
                                                                                         2003 (2)
                                                                                          US$ (4)

        Land and buildings                                                              2,997,559
        Leasehold improvements                                                            102,649
        Furniture and fixtures                                                              5,583
        Office and computer equipment                                                      34,279
        Less: Accumulated depreciation                                                   (258,485)
                                                                              --------------------

        Net book value                                                                  2,881,585
                                                                              ====================

         In view of the sluggish economy and the operating loss experienced by the rental and club operations of the Group, management has carried out a review of the recoverability of certain properties held by reference to the prevailing market price of similar properties. Management believes that an impairment loss of US$45,973 should be provided for the year ended September 30, 2003. In addition, the management also considers that an impairment loss of US$61,002 should be recognised on the leasehold improvements carried on the balance sheet. These losses have been recognised as an expense and included in "selling, general and administrative expenses" in the statements of operations.

China World Trade Corporation

Notes to Financial Statements
--------------------------------------------------------------------------------

13.      EQUITY IN NET ASSETS OF AFFILIATE

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

         On 12 June 2003, the Company had made its 50% contribution to GBN(GZ) in accordance with the terms of the joint venture agreement. Its investment in GBN(GZ) has been accounted for by the equity method during the period. The Group's current year's operations include a loss of $32,051, which represents the Group's share of loss on its investment in GBN(GZ). As GBN(GZ) is still in its preliminary stage of operations, no revenue has been generated and thus loss from operations is resulted. The loss reduced the Group's investment in GBN Guangzhou to zero and, as a consequence, the Group's future financial results will not be negatively affected by GBN(GZ)'s ongoing operations. The Group has no obligation to fund future operating losses of GBN(GZ).



14.      TRADE AND OTHER PAYABLES

                                                                                                                  As of
                                                                                                          September 30,
                                                                                                                   2003
                                                                                  Note                              US$

         Trade payables                                                                                          25,189
         Bills payable                                                                                          646,558
         Accrued charges                                                                                        139,895
         Other payables                                                                                         127,024
         Notes payables                                                          14(a)                           79,616
         Due to related parties                                                  19(d)                          726,237
         Deposits received                                                                                       64,861
                                                                                                    --------------------

                                                                                                              1,809,380
                                                                                                    ====================

14(a) On February 15, 2001 the Company entered into a promissory note with a third party in the amount of US$60,000 with a 12% annual interest rate and is due upon demand. Pursuant to a release agreement dated December 9, 2003, the Company settled the promissory note for a total payment of US$70,054, with the remaining balance of US$9,562 being waived by the lender. Out of the total payment of US$70,054, US$45,000 and US$25,054 represent amount paid by Mr. William Tsang and Mr. John Hui on behalf of the Company respectively.

China World Trade Corporation

Notes to Financial Statements
--------------------------------------------------------------------------------

15.      SHORT-TERM BANK LOAN

         The Group obtained a bank loan of US$300,000 during the year from a creditworthy commercial bank in Guangzhou to finance its operations. The loan is collateralised by the Group's properties located in the PRC and deposits placed in the bank.

         The outstanding loan balance as of September 30, 2003 bears interest at 3% p.a. over Singapore Interbank Money Market Offer Rate ("SIBOR"), which is 1.15% quoted on date of drawing of loan. The whole amount would be repayable on November 30, 2003.


16.      LONG-TERM BANK LOAN

         The Group obtained a bank loan of US$512,820 as of September 30, 2003 from a creditworthy commercial bank in Hong Kong to finance its operations. The loan is collateralized by the Group's properties located in the PRC.

         The outstanding loan balance of US$502,338 as of September 30, 2003 bears interest at 4% per annum and is repayable serially from 2003 to 2013. The maturity of the long-term bank loan is as follows:

                        Principal          Payables during the following periods
                              US$

                           42,994          October 2003 to September 2004
                           44,746          October 2004 to September 2005
                           46,569          October 2005 to September 2006
                           48,466          October 2006 to September 2007
                          319,563          from October 2007 onwards
                  ----------------

                          502,338
                  ================

China World Trade Corporation

Notes to Financial Statements
--------------------------------------------------------------------------------

17.      BANKING FACILITIES

         The Group had various lines of credit under banking facilities as follows:

                                                                                                                  As of
                                                                                                          September 30,
                                                                                                                   2003
                                                                                                                    US$
         Facilities granted
         Committed credit lines                                                                               2,162,594
                                                                                                    ====================

         Utilized
         Committed credit lines                                                                               1,453,106
                                                                                                    ====================

         Unutilized facilities
         Committed credit line                                                                                  709,487
                                                                                                    ====================

         Details of guarantees and related parties transactions were disclosed in notes 15, 16 and 18 respectively.


18.      PLEDGE OF ASSETS

         The Group has pledged land and buildings with a net book value of approximately US$2,737,869 to secure general banking facilities granted to the Group.

China World Trade Corporation

Notes to Financial Statements
--------------------------------------------------------------------------------


19.      RELATED PARTY TRANSACTIONS

         (a) Names and relationship of related parties

                                                             Existing relationships with the Company
                 Mr. Alfred Or                               A shareholder and former director of the Company
                 Mr. Benny Cho                               A director of a subsidiary
                 Mr. Bernard Chan                            A shareholder of the Company
                 Mr. Bobby Yu                                A director of a subsidiary
                 Mr. Chan Chi Ming                           A director of the Company
                 Mr. James Mak                               A shareholder and director of the Company
                 Mr. John Hui                                A director of the Company
                 Mr. Ringo Leung                             A director of the Company
                 Mr. Steven Hui                              Close family member of a director of the Company
                 Mr. William Tsang                           A shareholder and director of the Company
                 Beijing Wanlong Economic Consultancy        PRC partner of a subsidiary
                   Corporation Ltd.
                 Dimension Marketing Limited                 A shareholder of a subsidiary
                 GBN(GZ)                                     An affiliate of the Company
                 Guangzhou City International Exhibition     PRC partner of a subsidiary
                   Co.
                 Guangzhou Cyber Strategy Limited            A company in which a director of the Company has
                                                                beneficial interest
                 Guangzhou Goldlion City Properties Co.,     A company controlled by close family members of a
                   Ltd.                                         director
                 Guangzhou Goldlion Commercial Network       A company controlled by close family members of a
                   Co., Ltd.                                    director
                 Health & Wealth Inc.                        A company in which a director of the Company has
                                                                beneficial interest
                 Pilot Management Limited                    A shareholder of a subsidiary
                 Union East Consultants Limited              A company in which a director of the Company has
                                                                beneficial interest

China World Trade Corporation

Notes to Financial Statements
--------------------------------------------------------------------------------


19.      RELATED PARTY TRANSACTIONS (CONTINUED)

         (b) Summary of related party transactions

                                                                                       Year ended September 30,
                                                                               -----------------------------------------

                                                                                            2002 (6)               2003
                                                                                             US$ (7)                US$
                 Consultancy fee expenses to
                 Mr. Bernard Chan                                                              -                 17,948
                 Mr. Bobby Yu                                                                  -                  8,462
                 Mr. John Hui                                                                  -                146,436
                 Mr. William Tsang                                                             -                141,026
                 Mr. Chan Chi Ming                                                             -                 30,769
                 Beijing Wanlong Economic Consultancy Corporation Ltd.                         -                 18,122
                 Guangzhou City International Exhibition Co.                                   -                 18,122
                 Health & Wealth Inc.                                                          -                 15,024
                                                                               ==================       ================

                 Rent and related expenses to
                 Guangzhou Goldlion City Properties Co., Ltd. And Guangzhou
                     Goldlion Commercial Co., Ltd.                                             -                713,044
                 Dimension Marketing Limited                                                   -                  2,692
                                                                               ==================       ================

                 Consultancy fee income from
                 Guangzhou Cyber Strategy Limited                                              -                288,462
                                                                               ==================       ================

                 Membership fee income from
                 Guangzhou Cyber Strategy Limited                                              -                 48,024
                 Union East Consultants Limited                                                -                 32,016
                                                                               ==================       ================

                 Assets purchased from
                 Dimension Marketing Limited                                                   -                    691
                                                                               ==================       ================

                 Personal guarantee granted from
                 Mr. William Tsang                                                             -                 19,231
                                                                               ==================       ================

China World Trade Corporation

Notes to Financial Statements
--------------------------------------------------------------------------------

19.      RELATED PARTY TRANSACTIONS (CONTINUED)

         (c) Due from related parties

                                                                                                                 As of
                                                                                                          September 30,
                                                                                                                   2003
                                                                                                                    US$

                Mr. Alfred Or                                                                                     1,208
                Guangzhou Cyber Strategy Limited                                                                 59,909
                General (Guangzhou) Business Network Limited                                                     73,590
                Pilot Management Limited                                                                          3,846
                                                                                                      ------------------

                Classified as current assets                                                                    138,553
                                                                                                      ==================

                  The amounts due from related parties represent unsecured advances which are interest-free and repayable on demand.

         (d) Due to related parties

                                                                                                                 As of
                                                                                                          September 30,
                                                                                                                   2003
                                                                                                                    US$

                 Mr. William Tsang                                                                              475,224
                 Mr. Ringo Leung                                                                                  5,776
                 Mr. Chan Chi Ming                                                                                5,128
                 Mr. James Mak                                                                                    2,340
                 Mr. John Hui                                                                                    44,264
                 Mr. Steven Hui                                                                                  41,179
                 Guangzhou Goldlion City Properties Co., Ltd.                                                    17,022
                 Guangzhou City International Exhibition Company                                                  4,530
                 Beijing Wanlong Economic Consultancy Corporation Ltd.                                           31,708
                 Health & Wealth Inc.                                                                            18,421
                 Dimension Marketing Limited                                                                     80,645
                                                                                                     -------------------

                 Classified as current liabilities                                                              726,237
                                                                                                     ===================

                  The  amounts  due  to  related  parties  represent   unsecured
                  advances which are interest-free and repayable on demand.

China World Trade Corporation

Notes to Financial Statements
--------------------------------------------------------------------------------

20.      SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

         (a) Summary of effect of acquisition of subsidiary

                                                                                                             Year ended
                                                                                                          September 30,
                                                                                                                   2003
                                                                                                                    US$
                 Net assets acquired
                  Property, plant and equipment                                                               2,971,993
                  Cash and cash equivalents                                                                     123,707
                  Trade and other receivables                                                                   106,628
                  Rental and other deposits                                                                      10,618
                  Prepayments                                                                                     4,312
                  Trade and other payables                                                                    (268,706)
                                                                                                    --------------------

                                                                                                              2,948,552

                  Add: Goodwill arising from acquisition of subsidiary                                          251,448
                                                                                                    --------------------

                  Consideration                                                                               3,200,000
                                                                                                    ====================

         (b) Analysis of the net inflow of cash and cash equivalents in respect of acquisition during the period

                                                                                                             Year ended
                                                                                                          September 30,
                                                                                                                   2003
                                                                                                                    US$

                  Consideration                                                                             (3,200,000)
                  Bank balance and cash acquired                                                                123,707
                  Issuance of common stock for satisfying the consideration                                   3,200,000
                                                                                                    --------------------

                  Net inflow of cash and cash equivalents                                                       123,707
                                                                                                    ====================

China World Trade Corporation

Notes to Financial Statements
--------------------------------------------------------------------------------


21.      OPERATING LEASE COMMITMENT

         As of September 30, 2003, the Group has total outstanding commitments not provided for under non-cancelable operating leases, which are payables as follows:

                                                                                                                  As of
                                                                                                          September 30,
                                                                                                                   2003
                                                                                                                    US$

        2004                                                                                                    568,470
        2005                                                                                                    572,664
        2006                                                                                                    616,158
        2007                                                                                                    543,668
        2008                                                                                                          -
                                                                                                     -------------------

                                                                                                              2,300,960
                                                                                                     ===================

         In addition, the Group has committed to pay contingent rent at 2% to 10% on the monthly turnover of a subsidiary when the subsidiary's monthly turnover exceeds RMB500,000 (US$60,408) during the lease period ending in July 2007.

         The  total  outstanding  commitments  under  non-cancelable   operating
         leases, which are receivable as follows:

                                                                                                                  As of
                                                                                                          September 30,
                                                                                                                   2003
                                                                                                                    US$

        2004                                                                                                     85,536
        2005                                                                                                     24,177
        2006                                                                                                     10,814
                                                                                                     -------------------

                                                                                                                120,527
                                                                                                     ===================

22.      RETIREMENT PLAN

         The Group did not operate any retirement plan before December 2000. Following the implementation of the Mandatory Provident Fund ("MPF") in Hong Kong with effect from December 2000, the Group operates a Mandatory Provident Fund ("MPF") plans for its Hong Kong employees. The pension expenses charged to the statement of operations amounted to US$115 and US$720 for the years ended September 30, 2002 and 2003 respectively.

China World Trade Corporation

Notes to Financial Statements
--------------------------------------------------------------------------------

22.      RETIREMENT PLAN (CONTINUED)

         As stipulated by PRC regulations, the Group maintains a defined contribution retirement plan for all of its employees who are residents of PRC. All retired employees of the Group are entitled to an annual pension equal to their basic annual salary upon retirement. The Group contributed to a state sponsored retirement plan at a certain percentage of the gross salary of its employees and has no further obligations for the actual pension payments or post-retirement benefits beyond the annual contributions. The state sponsored retirement plan is responsible for the entire pension obligations payable to all employees. The pension expense for the years ended September 30, 2002 and 2003 was US$1,960 and US$36,329 respectively.


23.      STOCK OPTIONS AND WARRANTS

         Powertronic Holdings Limited ("Powertronic"), a British Virgin Islands company, entered into a share purchase agreement dated September 3, 2002 (the "First Share Purchase Agreement") with the Company, to purchase  1,000,000  share  and  warrants  (the  "First  Warrants")  to purchase up to 2,000,000 shares, for the total purchase price of US$800,000. Additionally, Powertronic entered into a second share purchase agreement dated December 17, 2002 (the "Second Share Purchase Agreement") with the Company, to purchase an additional 1,000,000 shares and warrants (the "Second Warrants") to purchase up to an additional 2,000,000 shares, for the total purchase price of US$800,000. The First Warrants and the Second Warrants may be exercised within two year of their issue at an exercise price of US$0.575 per share.

         As mentioned in note 1 above, the Company issued a two-year warrant to Mr. Tsang at an exercise price of US$0.92 per share.

         All options and warrants have been granted at exercise prices greater than the market value on the date of granting. All options vest 100% at date of grant.

                                                                                                                   2003
                                                                                                                    US$

        Options outstanding, beginning of year                                                                2,000,000
        Granted                                                                                               4,000,000
        Canceled                                                                                                      -
        Exercised                                                                                                     -
                                                                                                         ---------------

        Options and warrants outstanding, end of year                                                         6,000,000
                                                                                                         ===============

China World Trade Corporation

Notes to Financial Statements
--------------------------------------------------------------------------------


24.      BUSINESS SEGMENT INFORMATION

                                                                                       Year ended September 30,
                                                                                 ---------------------------------------
                                                                                            2002                   2003
                                                                                             US$                    US$
         Operating revenues
         Club services                                                                   193,024              1,718,854
         Consultancy service                                                                   -                288,462
         Rental                                                                                -                 47,189
         Sale of goods                                                                         -                814,111
         Others                                                                                -                 16,984
                                                                                 ----------------       ----------------

                                                                                         193,024              2,885,600
                                                                                 ================       ================


                                                                                       Year ended September 30,
                                                                                 ---------------------------------------
                                                                                            2002                   2003
                                                                                             US$                    US$
         Profit (Loss) from operations
         Club services                                                                  (341,365)              (910,942)
         Consultancy service                                                            (616,946)                54,644
         Rental                                                                                -               (511,352)
         Sale of goods                                                                         -                (33,528)
         Others                                                                                -                (62,429)
                                                                                 ----------------       ----------------

                                                                                        (958,311)            (1,463,607)

         Corporate expenses                                                             (760,362)              (818,028)
                                                                                 ----------------       ----------------

         Consolidated operating loss                                                  (1,718,673)            (2,281,635)

         Other income                                                                          -                  2,490
         Interest expense                                                                 (8,120)               (14,811)
         Equity in net loss of affiliate                                                       -                (32,051)
                                                                                 ----------------       ----------------

         Consolidated loss before income taxes                                        (1,726,793)            (2,326,007)
                                                                                 ================       ================

China World Trade Corporation

Notes to Financial Statements
--------------------------------------------------------------------------------

24.      BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                                                                                  As of
                                                                                                          September 30,
                                                                                                                   2003
                                                                                                                    US$
        Total assets
        Club services                                                                                           236,599
        Consultancy service                                                                                           -
        Rental                                                                                                3,904,394
        Sale of goods                                                                                             4,440
        Others                                                                                                  220,471
                                                                                                     -------------------

        Consolidation total                                                                                   4,365,904
                                                                                                     ===================

25.      POST BALANCE SHEET EVENT

         Subsequent to the balance sheet date, the Company has issued 3,761,103 shares to Mr. William Tsang in consideration for assignment of the 5-year rental income of the properties owned by him and settlement of amount due him. In addition, the Company has issued 1,250,000 shares for consultancy services provided by the third party consultants.