Form 10QSB
period 2003-12-31
CHINA WORLD TRADE CORP
filed 2004-02-18
CIK 1081834

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

                                  FORM 10-QSB

                                   (Mark One)
      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                            EXCHANGE ACT OF 1934 FOR
                  the quarterly period ended December 31, 2003

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

      For the transition period from _________________ to _________________

                        Commission file number 000-26119

                          CHINA WORLD TRADE CORPORATION
                          -----------------------------

        (Exact name of small business issuer as specified in its charter)


          Nevada                                           87-0629754
-------------------------------                 -------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)



                   4th Floor, Goldlion Digital Network Center
                           138 Tiyu Road East, Tianhe
                                 Guangzhou, PRC
                                 --------------
                    (Address of principal executive offices)

                             (001-8620) 3878 - 0286
                          (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As at December 31, 2003, there were
                 15,981,601 shares of common stock outstanding.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ] No [X]

                              INDEX TO FORM 10-QSB

                                                                        Page No.
                                                                        --------
PART I
------

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets
            - December 31, 2003 and September 30, 2003                         3

            Condensed Consolidated Statements of Operations
            - Three Months Ended December 31, 2003 and 2002                    4

            Condensed Consolidated Statements of Cash Flows
            - Three Months Ended December 31, 2003 and 2002                    5

            Notes to Financial Statements                                      6

Item 2.     Management's Discussion and Analysis of Financial Condition
            And Results of Operations                                         14

Item 3.     Controls and Procedures                                           17

PART II
-------

Item 1.     Legal Proceedings                                                 18

Item 2.     Changes in Securities                                             18

Item 3.     Defaults Upon Senior Securities                                   18

Item 4.     Submission of Matters to a Vote of Security Holders               18

Item 5.     Other Information                                                 18

Item 6.     Exhibits                                                          18

                        PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

Unaudited financial statements China World Trade Corporation for the three months ended December 31, 2003 and 2002.

CHINA  WORLD  TRADE  CORPORATION

Condensed Consolidated Statements of Operations three months ended December 31, 2003 and 2002



                          CHINA WORLD TRADE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    As of December 31, and September 30, 2003
====================================================================================

                                                            AS OF            As of
                                                           DECEMBER       September 30,
                                                           31, 2003          2003
                                                           UNAUDITED        Audited
                                                           ---------       ---------
                                                     NOTE     US$             US$

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                 314,771         273,220
   Trade and other receivables                        4      186,328         240,293
   Rental and other deposits                                 257,169         363,833
   Prepayments                                               558,035          30,031
   Inventories                                                73,383         325,494
                                                           ---------       ---------

TOTAL CURRENT ASSETS                                       1,389,686       1,232,871

   Intangible asset                                  9(b)  1,770,000               -
   Goodwill                                                  251,448         251,448
   Property, plant and equipment, net                      2,858,784       2,881,585
                                                           ---------       ---------

TOTAL ASSETS                                               6,269,918       4,365,904
                                                           =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Trade and other payables                           5    1,413,579       1,809,380
   Deferred income                                            23,177          39,991
   Short-term bank loan                               6      300,000         300,000
   Long-term bank loan - current portion              7       43,426          42,994
                                                           ---------       ---------

TOTAL CURRENT LIABILITIES                                  1,780,182       2,192,365

   Long-term bank loan - non-current portion          7      448,323         459,344
                                                           ---------       ---------

TOTAL LIABILITIES                                          2,228,505       2,651,709
                                                           ---------       ---------

MINORITY INTEREST                                              3,531           3,531
                                                           ---------       ---------

COMMITMENTS AND CONTINGENCIES                         8

STOCKHOLDERS' EQUITY
   Preferred stock, par value of US$0.001 each;
     10,000,000 shares authorized, none issued
     or outstanding                                                -               -
   Common stock, par value of US$0.001 each;
     50,000,000 shares authorized, 15,981,600
     shares issued at December 31, 2003               9       15,982          10,971
   Additional paid-in capital                             14,347,859      11,096,208
   Accumulated deficit                                   (10,325,959)     (9,396,515)
                                                           ---------       ---------

TOTAL STOCKHOLDERS' EQUITY                                 4,037,882       1,710,664
                                                           ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 6,269,918       4,365,904
                                                           =========       =========


             The financial statements should be read in conjunction
                          with the accompanying notes.


                          CHINA WORLD TRADE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              Three-month period ended December 31, 2003 and 2002
====================================================================================

                                                            THREE-MONTH PERIOD ENDED
                                                                   DECEMBER 31,
                                                           -------------------------
                                                             2003            2002
                                                           UNAUDITED       Unaudited
                                                           ---------       ---------
                                                     NOTE     US$             US$
OPERATING REVENUES                                           885,076         509,559
   Operating costs and expenses                             (679,440)       (108,702)
   Selling, general and administrative expenses           (1,193,137)       (780,051)
                                                           ---------       ---------

LOSS FROM OPERATIONS                                        (987,501)       (379,194)

NON-OPERATING INCOME (EXPENSES)
   Other income                                                  982              40
   Gain on disposal of interest in a subsidiary       3       61,575               -
   Interest expense                                           (4,500)         (2,206)
                                                           ---------       ---------

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST              (929,444)       (381,360)
   Provision for income taxes                                      -               -
                                                           ---------       ---------

LOSS BEFORE MINORITY INTEREST                               (929,444)       (381,360)
   Minority interest                                               -          79,949
                                                           ---------       ---------

NET LOSS                                                    (929,444)       (301,411)
                                                           =========       =========

LOSS PER SHARE OF COMMON STOCK
- Basic                                                        (0.07)          (0.05)
                                                           =========       =========

Weighted average number of shares of common
 stock outstanding                                        12,640,865       5,970,497
                                                           =========       =========



             The financial statements should be read in conjunction
                          with the accompanying notes.



                          CHINA WORLD TRADE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              Three-month period ended December 31, 2003 and 2002
====================================================================================

                                                            THREE-MONTH PERIOD ENDED
                                                                   DECEMBER 31,
                                                           -------------------------
                                                             2003            2002
                                                           UNAUDITED       Unaudited
                                                           ---------       ---------
                                                     NOTE     US$             US$

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    (929,444)       (301,411)

Adjustments to reconcile net loss to net
  cash used in operating activities:
   Gain on disposal of a subsidiary                   11     (61,575)              -
   Provision for bad debts                                    39,592               -
   Minority interest                                               -         (79,949)
   Amortization of intangible assets                          30,000               -
   Stock issued for services                               1,456,662               -
   Depreciation                                               15,132           1,681
  (Decrease) Increase in deferred income                     (16,814)        389,505
   Changes in working capital:
      Trade and other receivables                              7,847        (390,453)
      Rental and other deposits                               99,267          (1,663)
      Prepayments                                           (528,004)        (68,798)
      Inventories                                            252,111         (20,647)
      Trade and other payables                              (847,040)        455,233
                                                           ---------       ---------

NET CASH USED IN OPERATING ACTIVITIES                       (482,266)        (16,502)
                                                           ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment                       -         (43,779)
Proceeds from disposal of a subsidiary                11         654               -
                                                           ---------       ---------

NET CASH USED IN INVESTING ACTIVITIES                            654         (43,779)
                                                           ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from minority shareholder
  of a subsidiary                                                  -         101,748
Advances from a related party                                533,752               -
Repayment of amount borrowed                                 (10,589)              -
                                                           ---------       ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                    523,163         101,748
                                                           ---------       ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     41,551          41,467

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               273,220          32,888
                                                           ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                     314,771          74,355
                                                           =========       =========

ANALYSIS  OF  BALANCES  OF  CASH  AND  CASH  EQUIVALENTS
Cash and bank balances                                       314,771          74,355
                                                           =========       =========

NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES
Common stocks issued for services                          1,456,662               -
Purchase of intangible asset by issuance
  of common stocks                                         1,800,000               -
                                                           =========       =========



             The financial statements should be read in conjunction
                          with the accompanying notes.

1.     BASIS  OF  PRESENTATION

The accompanying financial data as of December 31, 2003 and for the three-month period ended December 31, 2003 and 2002, have been prepared by the Company, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended September 30, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of December 31, 2003 and for the three-month period ended December 31, 2003 and 2002, have been made. The results of operations for the three-month period ended December 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.


2.     PREPARATION  OF  FINANCIAL  STATEMENTS

The Company has a negative working capital of US$390,496 as of December 31, 2003. Also, the Company has net loss of US$929,444 for the three-month period ended December 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital through additional equity funding and attaining profitable operations in the future. Management has developed a strategy, which it believes can be accomplished and will enable the Company to operate in the future. However, there can be no assurance that the Company will be successful with its efforts to raise additional capital and attain profitable operations. The inability of the Company to secure additional financing and attain profitable operations in the near term could adversely impact the Company's business, financial position and prospects.


3.     GAIN  ON  DISPOSAL  OF  INTEREST  IN  A  SUBSIDIARY

On October 1, 2003, the Company disposed of its 39% shareholding in a 51% subsidiary, Dimension Marketing (China) Limited ("DMCL"), at a consideration of US$500. This resulted in a net gain on disposal of US$61,575.

4.     TRADE  AND  OTHER  RECEIVABLES


                                                            AS OF            As of
                                                           DECEMBER       September 30,
                                                           31, 2003          2003
                                                           ---------       ---------
                                                     NOTE     US$             US$

   Trade receivables                                          68,393          81,541
   Due from related parties                          10(c)   113,805         138,553
   Other receivables                                           4,130          20,199
                                                           ---------       ---------
                                                             186,328         240,293
                                                           =========       =========






5.     TRADE  AND  OTHER  PAYABLES

                                                            AS OF            As of
                                                           DECEMBER       September 30,
                                                           31, 2003          2003
                                                           ---------       ---------
                                                     NOTE     US$             US$

   Trade payables                                             40,875          25,189
   Bills payable                                             389,470         646,558
   Accrued charges                                           101,763         139,895
   Other payables                                             36,664         127,024
   Notes payables                                                  -          79,616
   Due to related parties                            10(d)   543,899         726,237
   Deposits received                                         300,908          64,861
                                                           ---------       ---------
                                                           1,413,579       1,809,380
                                                           =========       =========




6.     SHORT-TERM  BANK  LOAN

The outstanding loan balance as of December 31, 2003 bears interest at 4.26% p.a. over Singapore Interbank Money Market offer Rate ("SIBOR"), which is 1.15% quoted on date of drawing of loan. The whole amount was repaid on January 5, 2004.

7.     LONG-TERM  BANK  LOAN

The outstanding loan balance of US$491,749 as of December 31, 2003 bears interest at 4% per annum and is repayable serially from 2004 to 2013. The maturity of the long-term bank loan is as follows:



PRINCIPAL          PAYABLES DURING THE FOLLOWING PERIODS
   US$

   43,426          January 2004 to December 2004
   45,195          January 2005 to December 2005
   47,036          January 2006 to December 2006
   48,952          January 2007 to December 2007
   50,946          January 2008 to December 2008
  256,194          from 2009 onwards
---------
  491,749
=========



8.     COMMITMENTS

During the period, the Company entered into an agreement with a contractor for decoration of the Company's premises located in Guangzhou, China. The total contracted sum was US$113,312. At the balance sheet date, the Company had capital expenditure commitments contracted but not provided for net of deposit paid amounting to US$58,729.


9.     ISSUANCE  OF  SHARES

The following capital stock transactions occurred during the three-month period ended December 31, 2003:

a) On December 5, 2003, the Company issued 761,103 shares to Mr. William Tsang for partial settlement of amount due to him.

b) Pursuant to an agreement entered between the Company and Mr. William Tsang dated November 19, 2003, the Company acquired the after-tax rental income of a property located in Guangzhou, China for a five-year period commencing from December 1, 2003 to November 30, 2008 in exchange for 3,000,000 newly issued shares of the Company and a two-year warrant to purchase up to 6,000,000 shares of the Company at an agreed price. The 3,000,000 shares were issued on December 5, 2003. Fair value of the issued shares is US$0.6 each, representing the closing bid price of the Company's shares on November 19, 2003. The rental income stream acquired has been capitalised as an intangible asset and is amortized on a straight-line basis over five years.

c) On December 9, 2003, the Company issued 100,000 and 50,000 shares to Greentree Financial Group, Inc. and RR INV Holding INC respectively for consultancy services provided.

d) On December 11, 2003, the Company issued 500,000 shares each to TMT Consultant and Mr. Andy Lau for consultancy services provided.

e) On December 16, 2003, the Company issued 100,000 shares to Wall Street Strategies, Inc. for consultancy services provided.

For the items (a) and (c) to (e), the shares were recorded at fair values of the shares issued. The amounts were recognised as expenses in the three-month period ended December 31, 2003.


10.     RELATED  PARTY  TRANSACTIONS

(a)  Names  and  relationship  of  related  parties


                                            Existing relationships with the Company
                                            ---------------------------------------
Mr. Bernard Chan                            A shareholder of the Company
Mr. Bobby Yu                                A director of a subsidiary
Mr. Chan Chi Ming                           A director of the Company
Mr. Luo Chao Ming                           A director of the Company
Mr. James Mak                               A shareholder and director of the Company
Mr. John Hui                                A director of the Company
Mr. Ringo Leung                             A director of the Company
Mr. Steven Hui                              Close family member of a director of the Company
Mr. William Tsang                           A shareholder and director of the Company

Beijing Wanlong Economic
  Consultancy Corporation Ltd.              PRC partner of a subsidiary

General (Guangzhou) Business
  Network Ltd.                              An affiliate of the Company

Guangzhou City International
  Exhibition Co.                            PRC partner of a subsidiary

Guangzhou Cyber Strategy Limited            A company in which a director of the
                                            Company has beneficial interest

Guangzhou Goldlion City
  Properties Co., Ltd.                      A company controlled by close
                                            family members of a director

Health & Wealth Inc.                        A company in which a director of the Company has
                                            beneficial interest

Pilot Management Limited                    A shareholder of a subsidiary

Union East Consultants Limited              A company in which a director of the Company
                                            has beneficial interest




(b)     Summary  of  related  party  transactions

                                                            THREE-MONTH PERIOD ENDED
                                                                   DECEMBER 31,
                                                           -------------------------
                                                             2003            2002
                                                           ---------       ---------
                                                              US$             US$

Consultancy fee expenses to
---------------------------
   Mr. Ringo Leung                                             7,692               -
   Mr. Bernard Chan                                            3,846               -
   Mr. Bobby Yu                                                    -           4,231
   Mr. John Hui                                               57,692           6,410
   Mr. William Tsang                                          57,692               -
   Mr. Chan Chi Ming                                          15,385               -
   Mr. Luo Chao Ming                                           4,349               -
   Beijing Wanlong Economic Consultancy Corporation Ltd.       4,531           4,531
   Guangzhou City International Exhibition Co.                 4,531           4,531
   Health & Wealth Inc.                                            -          11,627
                                                           =========       =========

Rent and related expenses to
----------------------------
   Guangzhou Goldlion City Properties Co., Ltd.               79,708               -
                                                           =========       =========

Consultancy fee income from
---------------------------
   Health & Wealth Inc.                                       18,422               -
   Guangzhou Cyber Strategy Limited                            3,058          96,154
                                                           =========       =========

Membership fee income from
--------------------------
   Guangzhou Cyber Strategy Limited                                -          16,008
   Union East Consultants Limited                             16,008               -
                                                           =========       =========

Intangible assets purchased from
--------------------------------
   Mr. William Tsang                                       1,800,000               -
                                                           =========       =========

Personal guarantee granted from
-------------------------------
   Mr. William Tsang                                          19,231               -
                                                           =========       =========


(c)     Due  from  related  parties


                                                            AS OF            As of
                                                           DECEMBER       September 30,
                                                           31, 2003          2003
                                                           ---------       ---------
                                                              US$             US$

   Mr. Alfred Or                                                   -           1,208
   Mr. Ringo Leung                                             7,520               -
   Guangzhou Cyber Strategy Limited                           55,975          59,909
   General (Guangzhou) Business Network Limited               46,464          73,590
   Pilot Management Limited                                    3,846           3,846
                                                           ---------       ---------
   Classified as current assets                             113,805          138,553
                                                           =========       =========



The amounts due from related parties represent unsecured advances which are interest-free and repayable on demand.


(d)     Due  to  related  parties


                                                            AS OF            As of
                                                           DECEMBER       September 30,
                                                           31, 2003          2003
                                                           ---------       ---------
                                                              US$             US$

   Mr. William Tsang                                         399,206         475,224
   Mr. Chan Chi Ming                                           5,128           5,128
   Mr. James Mak                                               2,340           2,340
   Mr. John Hui                                               80,717          44,264
   Mr. Steven Hui                                             41,179          41,179
   Mr. Ringo Leung                                                 -           5,776
   Guangzhou Goldlion City Properties Co., Ltd.                6,274          17,022
   Beijing Wanlong Economic Consultancy Corporation Ltd.       9,055          31,708
   Guangzhou City International Exhibition Co.                     -           4,530
   Health & Wealth Inc.                                            -          18,421
   Dimension Marketing Limited                                     -          80,645
                                                           ---------       ---------
   Classified as current liabilities                         543,899         726,237
                                                           =========       =========



The amounts due to related parties represent unsecured advances which are interest-free and repayable on demand.

11.     SUPPLEMENTARY  DISCLOSURE  OF  CASH  FLOW  INFORMATION


Summary  of  effect  of  disposal  of  subsidiary

                                                                THREE-MONTH PERIOD ENDED
                                                                   DECEMBER 31, 2003
                                                                             US$

NET  ASSETS  DISPOSED  OF:
   Property, plant and equipment                                               7,669
   Trade and other receivables                                                18,341
   Deposits paid                                                               7,397
   Trade and other payables                                                  (83,013)
   Due to holding company                                                    (11,315)
                                                                        ------------
                                                                             (60,921)
Less: Minority Interest                                                            -
                                                                        ------------
                                                                             (60,921)
   Gain on disposal                                                           61,575
                                                                        ------------

   Consideration                                                                 654
                                                                        ============

Satisfied by:
   Cash consideration                                                            654
                                                                        ============

   Analysis of net inflow of cash and cash equivalent in respect of the disposal of subsidiary is as follow:

   Cash received                                                                 654
                                                                        ============



12.     BUSINESS  SEGMENT  INFORMATION


                                                            THREE-MONTH PERIOD ENDED
                                                                   DECEMBER 31,
                                                           -------------------------
                                                             2003            2002
                                                           ---------       ---------
                                                              US$             US$

OPERATING REVENUES
   Club  services                                            178,048         413,405
   Consultancy  service                                            -          96,154
   Rental                                                     65,576               -
   Sale  of  goods                                           641,452               -
                                                           ---------       ---------
                                                             885,076         509,559
                                                           =========       =========





                                                            THREE-MONTH PERIOD ENDED
                                                                   DECEMBER 31,
                                                           -------------------------
                                                             2003            2002
                                                           ---------       ---------
                                                              US$             US$

PROFIT (LOSS) FROM OPERATIONS
   Club  services                                           (147,439)       (319,795)
   Consultancy service                                             -          55,266
   Rental                                                    185,486               -
   Sale of goods                                             (21,471)              -
                                                           ---------       ---------
                                                              16,576        (264,529)
Corporate expenses                                        (1,004,077)        (36,882)
                                                           ---------       ---------

   Consolidated  operating  loss                            (987,501)       (301,411)

   Gain on disposal of interest in a subsidiary               61,575               -
   Other  income                                                 982               -
   Interest  expense                                          (4,500)              -
                                                           ---------       ---------
   Consolidated  loss  before  income  taxes                (929,444)       (301,411)
                                                           =========       =========



ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CHINA WORLD TRADE CORPORATION


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


              PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     All forward-looking statements contained herein are deemed by the company to be covered by and to qualify for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. Prospective shareholders should understand that several factors govern whether any forward - looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. In our case, these factors are the following: (i) the foreign investment climate and international trade operations in China; (ii) China's advancement into the World Trade Organization (WTO) and (iii) the general economic growth in China, which is cyclical in nature. Our forward - looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the company. Although the company believes that the assumptions underlying the forward - looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward - looking statements contained herein will be realized. Based on actual experience and business development, the company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the company's results of operations. In light of the significant uncertainties inherent in the forward - looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the company or any other person that the objectives or plans of the company will be achieved.

     OVERVIEW

     We were incorporated in the State of Nevada in 1998 to engage in any lawful corporate undertaking. Our business objective is to open and operate business clubs in the major cities of China in association with the World Trade Center Association in order to position ourselves as the platform to facilitate trade between China and the world market. We currently operate a club in Guangzhou, PRC, and are in the process of opening a club in Beijing, PRC, which is expected to be completed and fully operational in the first quarter of 2004. Additionally, we expect to open a club in Shanghai and Shenzhen, PRC in 2005. Finally, we plan to create a Chinese/English internet portal to serve foreign and Chinese small to medium sized business. No assurances can be given, however, that we will be successful in our endeavors.

     Our growth and development as a business enterprise has been marked by a number of significant corporate events. Pursuant to a Share Exchange Agreement, dated as of August 10, 2000, between Virtual Edge Limited ("VEL") and Main Edge International Limited ("Main Edge"), Main Edge transferred all of the issued and outstanding shares of the capital stock of VEL to the Company in exchange of 1,961,175 shares of our pre-split common stock, representing approximately 75% of our outstanding shares of the common stock. According, we controlled the operations of VEL, and Main Edge became our majority stockholder. We then undertook an 8-for-1 forward split that was effective on 15th day of September 2000, which resulted in Main Edge owing 15,689,400 shares of our common stock. Then, three major developments occurred. These were: (i) the consummation of two private placement financings by Powertronic Holdings Limited ("Powertronic") in September 2002 and December 2002 in which it acquired shares of our common stock, (ii) an acquisition of all the issued and outstanding shares of General Business Network (Holdings) Ltd. in December 2002, and (iii) a 1-for-30 reverse stock split that was effective on September 1, 2002. As a result of these transactions, Mr. Chi Hung Tsang became the new major shareholder and now owns 4,000,000 shares of our common stock and Powertronic owns 2,000,000 shares. Mr. Chi Hung Tsang is currently Chairman of our Board of Directors.

     RESULTS OF OPERATIONS

     The following table shows the selected unaudited condensed consolidated income statement data of the Company and its subsidiaries for the three months ended December 31, 2003 and 2002. The data should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended September 30, 2003 and related notes thereto.


                                                            THREE-MONTH PERIOD ENDED
                                                                   DECEMBER 31,
      (Amounts in thousands US$)                           -------------------------
                                                             2003            2002
                                                           ---------       ---------

   Revenue                                                       885             510
      Operating costs and expenses                              (679)           (109)
                                                           ---------       ---------
   Gross profit                                                  206             401

      Selling, general & administrative expenses              (1,193)           (780)
                                                           ---------       ---------

   Loss from operations                                         (987)           (379)

   Other operating income (expenses)                              63              --
   Interest income (expenses)                                     (5)             (2)

   Minority interests                                             --              80
                                                           ---------       ---------

   Net loss                                                     (929)           (301)
                                                           =========       =========




THREE-MONTH PERIOD ENDED DECEMBER 31, 2003 COMPARED TO THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2002

     OPERATING REVENUE

     The aim of the Company is to continue to provide trade agency business linking companies in China and the rest of the world. As of December 31, 2003, we had four divisions, namely the Beijing World Trade Center Club ("BWTCC"), Guangzhou World Trade Center Club ("GWTCC"), Infotech Enterprises Limited ("Infotech"), and General Business Network (Holdings) Limited ("GBN"). Upon completion of all of the renovations, BWTCC will be engaged in the establishment of a business club located in Beijing, PRC, which we expect to occur in the first quarter of 2004. GWTCC is engaged in the operation of the established business club in Guangzhou, PRC. GWTCC provides food and beverages, recreation, business center services, communication and information services, products exhibitions services, and commercial and trading brokerage services. Infotech plans to build a bilingual, English and Chinese, business-to-business internet portal as well as providing system integration related services to third parties customers and members. GBN is an investment holding company, which primarily engages in property investments, advertising and promotional businesses and trading business.

     Since June 2002, the Company was involved in recruiting members and providing consultancy, catering and business center services through its subsidiary GWTCC located in Guangzhou, PRC. Since March 2003, the Company was involved in a trading business through a subsidiary of GBN. Sales revenue for the three-month period ended December 31, 2003 was $885,000, compared to $510,000 for the same corresponding period in year 2002, an increase of $375,000 or 74%. The increase was primarily the result of the increase in revenue generated from the trading related businesses, which was partially offset by a decrease in club related businesses. Of the $885,000 in revenue during the year 2003, approximately $178,000 (20%) was generated from providing club related services by GWTCC, $641,000 (72%) from the trading business, and the remaining revenue of $66,000 (8%) from rental and consultancy services.

     Costs of sales was $679,000 for the three-month period ended December 31, 2003, as compared to the same corresponding period in year 2002 of $109,000, an increase of $570,000. The $570,000 increase was primarily incurred in relation to the trading business and catering services that the Company provided through GBN and GWTCC. These businesses traditionally yield higher sales volumes but provide lower gross margins.

     SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Selling, general and administrative expenses increased by $413,000 or 53% to $1,193,000 for the three-month period ended December 31, 2003 from $780,000 for the same corresponding period in 2002. The increase was primarily due to:

i) Legal and Professional Fees: Legal and professional fees increased by $523,000 for the three-month period ended December 31, 2003, as compared to the same corresponding period in 2002. The increase was mainly due to the additional fees paid to legal, accounting, outside consultants and US securities professionals to maintain the corporate status of the Company, to market the co-brand WTC Kin's Card, to provide IT advices, and to seek future capital raising opportunities. The outside consultants and the US securities professionals were paid by the issuance of shares rather than by cash. The shares were valued at the market price on the date of issuance which yielded an aggregate value of approximately $ 1,457,000. Of this amount, approximately $ 516,000 is included under selling, general and administrative expenses and approximately $ 484,000 is included under prepayments in the accompanying financial statements. The remaining $ 457,000 was the repayment of cash advances from a director of the company. We expect the prepayments to be expensed in their entirety during fiscal 2004.

     The increase in expenses was partially offset by the decrease in utility expenses ($41,000) and rental expenses ($103,000).

     FINANCIAL  INCOME/  (EXPENSES),  NET

     There was an insignificant amount of approximately $5,000 of interest expenses for the three-month period ended December 31, 2003, compared to $ 2,000 for the same corresponding period in year 2002.

     INCOME  TAXES

     The Group is subject to income taxes on an equity basis on income arising in or derived from the tax jurisdiction in which it is domiciled and operates.

     The Hong Kong subsidiaries incurred losses for taxation purposes for the period and thus Hong Kong Profits Tax has not been provided.

     Since the PRC subsidiaries have sustained losses for the PRC income tax purposes, the Company has not recorded any PRC income tax expense. PRC income tax in the future will be calculated at the applicable rates relevant to the PRC subsidiaries.

     NET  INCOME  (LOSS)

     We had a net loss of $ 929,444 for the three-month period ended December 31, 2003, compared to a net loss of $ 301,411 for the three-month period ended December 31, 2002, an increase of $ 628,033. This increased loss was due primarily to $516,000 in common stock issued for professional services.

     LIQUIDITY  AND  CAPITAL  RESOURCES

     On December 31, 2003, we had cash and cash equivalents of $314,771 and a net increase of cash and cash equivalents of $41,551 for the period ended December 31, 2003. This compares with cash and cash equivalents of $74,335 on December 31, 2002 and a net increase of cash and cash equivalents of $41,467 for the three month period ended December 31, 2002.

     On December 31, 2003, we had a working capital deficit of $390,496 as compared to a working capital deficit of $680,780 on December 31, 2002. The decrease in our working capital deficit was primarily attributable to an increase in cash and prepayments of $41,551 and $486,817, respectively, partially offset by $300,000 in a short-term bank loan.

     Net cash used in operating activities was $482,266 for the three months ended December 31, 2003 as compared with $16,502 in net cash used in operating activities for the same period ended December 31, 2002. The increase in cash was primarily attributable to $1,456,662 in common stock issued for services, partially offset by the increase in prepayments, trade payables and the net loss for the period of $528,004, $847,040 and $929,444.

     Net cash provided by investing activities was a nominal $654 for the three months ended December 31, 2003 as compared with net cash used in investing activities of $43,779 for the same period ended December 31, 2002. Cash flows for the 2002 period were from acquisitions of property plant and equipment during the period.

     Net cash provided by financing activities totaled $523,163 for the three months ended December 31, 2003 as compared with net cash provided by financing activities of $101,748 for the three months ended December 31, 2002. The cash provided by financing activities for the 2003 period included advances of $533,752 from a related party and a loan repayment of $10,589 while the cash provided by financing activities during the 2002 period was attributable to shareholder capital contributions.

     If revenues increase during 2004, we may have sufficient cash flow from operations. During the three months ended December 31, 2003, we had a negative $482,266 in cash flow from operations. If operations do not provide the necessary cash flow, we may need to raise capital through either debt or equity financing. There can be no assurance that such capital will be available to us when needed or on terms favorable to the Company. Overall, we have funded our cash needs from inception through December 31, 2003, with a series of debt and equity transactions, primarily with related parties. The failure to receive financing, if needed, could have a material adverse effect on operations and our financial condition.

     GOING  CONCERN  OPINION

     As shown in our accompanying financial statements, our independent auditors have raised substantial doubt about our ability to continue as a going concern. The ability of China World Trade Corporation to continue as a going concern is dependent on developing operations, increasing revenues and obtaining new capital. Management has enacted the following plan to address these issues: (1) obtain funding from new investors to alleviate the China World Trade Corporation's capital deficiency, (2) refinance existing corporate debt, and (2) seek additional trade and distribution affiliates to increase sales and improve cash flows.

     OTHER  SIGNIFICANT  EVENTS

     On November 19, 2003, the Company entered into an acquisition agreement (the "Acquisition Agreement") with Mr. Tsang Chi Hung ("Mr. Tsang"), the beneficial owner of the 21st to 23rd Floors of Goldlion Digital Network Center, 138 Tiyu Road East, Tianhe, Guangzhou, the PRC ("the Premises"). On December 5, 2003, pursuant to the Acquisition Agreement, Mr. Tsang purchased from the Company 3,000,000 common shares and warrants to purchase an additional 6,000,000 common shares in exchange for giving the Company the rights to the after tax rental income of the Premises we occupy for a five year period commencing on December 1, 2003 and ending on November 30, 2008. As reported in Form 8-K on December 15, 2003, this transaction has the following effects: (1) The acquisition of shares by Mr, Tsang, our Chairman, resulted in a change of control of our Company; and (2) We recorded an intangible asset of $1,800,000 which represents the present value of future cash flows we will receive under this Acquisition Agreement. As of December 31, 2003, the current book value of the intangible asset was $1,770,000 and is being amortized on a straight line basis for five years.

     On November 27, 2003, the Company, thru its subsidiary BWTCC entered into a lease agreement with Landmark Towers Beijing to lease a 730 sq. meter premises located at 2nd Floor, Office Towers II, Landmark Towers Beijing, 8 North Dongsanhuan Road, Beijing, PRC, for use as a club facility. The BWTCC is currently under renovation and is expected to be opened for business in the first quarter of 2004.

     CRITICAL ACCOUNTING POLICIES

     Besides the accounting policies as described in note 5 to the financial statements for the year ended September 30, 2003, no other material accounting policies have been adopted by the Company.

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

     None

ITEM 5.     OTHER INFORMATION.

     None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

3.1  Articles  of  incorporation  are hereby incorporated by reference into Form

31.1 CEO & CFO Certification Pursuant to Section 302
32.1 CEO & CFO Certification Pursuant to Section 906

(b)  Reports  on  Form  8-K;

1. Form 8-K was filed on November 10, 2003 to report an amendment to our Share Purchase Agreement with Powertronic Holdings, Ltd.

2. Form 8-K was files on December 15, 2003 to report an acquisition of shares by Mr. Tsang Chi Hung which resulted in a change of control in the Company.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                China World Trade Corporation
                                               (Registrant)

Date:  February 19, 2004                        /s/ John H.W. Hui
------------------------                        -----------------
                                                John H.W. Hui
                                                Chief Executive Officer
                                                Interim Chief Financial Officer