Form 10QSB
period 2004-03-31
CHINA WORLD TRADE CORP
filed 2004-05-14
CIK 1081834

OMB APPROVAL
                              OMB Number: 3235-0416
                           Expires: December 31, 2005
                            Estimated average burden
                           hours per response: 174.00

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                                   (Mark One)
      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                            EXCHANGE ACT OF 1934 FOR
                    the quarterly period ended March 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As at March 31, 2004, there were 17,725,601 shares of common stock outstanding.


Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ] No [X]

                              INDEX TO FORM 10-QSB

                                                                        Page No.
                                                                        --------
PART I
------

Item  1.  Financial Statements

          Condensed Consolidated Balance Sheet
          - As of March 31, 2004                                               3

          Condensed Consolidated Statements of Operations
          - Three-Month period Ended March 31, 2004 and 2003                   4

          Condensed Consolidated Statements of Cash Flows
          - Three-Month period Ended March 31, 2004 and 2003                   5

          Notes to Condensed Consolidated Financial Statements                 6

Item  2.  Management's Discussion and Analysis of Financial Condition
          And Results of Operations                                           13

Item  3.  Controls and Procedures                                             18

PART II
-------

Item  1.  Legal Proceedings                                                   19

Item  2.  Changes in Securities                                               19

Item  3.  Defaults Upon Senior Securities                                     19

Item  4.  Submission of Matters to a Vote of Security Holders                 19

Item  5.  Other Information                                                   19

Item  6.  Exhibits                                                            19

                        PART I -- FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS.

Unaudited financial statements China World Trade Corporation for the three-month period ended March 31, 2004 and 2003.


                          CHINA WORLD TRADE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              As of March 31, 2004
==============================================================================


                                                                    AS OF
                                                                MARCH 31, 2004
                                                                  UNAUDITED
                       ASSETS                         NOTE           US$

CURRENT ASSETS
Cash and cash equivalents                                              827,792
Trade and other receivables                             3              158,387
Rental and other deposits                                              338,732
Prepayments                                                             87,989
Inventories                                                             50,682
                                                                --------------

TOTAL CURRENT ASSETS                                                 1,463,582

Intangible asset                                                     1,680,000
Goodwill                                                                30,000
Property, plant and equipment, net                                   3,041,713
                                                                --------------

TOTAL ASSETS                                                         6,215,295
                                                                ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Trade and other payables                                4              403,251
Deferred income                                                          6,362
Long-term bank loan - current portion                   5               43,861
                                                                --------------

TOTAL CURRENT LIABILITIES                                              453,474

Long-term bank loan - non-current portion               5              437,194
Due to a shareholder                                    8(e)         1,299,615
                                                                --------------

TOTAL LIABILITIES                                                    2,190,283
                                                                --------------

COMMITMENTS AND CONTINGENCIES                           6

STOCKHOLDERS' EQUITY

Preferred stock, par value of US$0.001 each;
10,000,000 shares authorized, none issued or outstanding                     -

Common stock, par value of US$0.001 each;
50,000,000 shares authorized, 17,725,601 shares
issued at March 31, 2004                                7               17,726
Additional paid-in capital                                          15,846,315
Accumulated deficit                                                (11,839,029)
                                                                --------------

TOTAL STOCKHOLDERS' EQUITY                                           4,025,012
                                                                --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           6,215,295
                                                                ==============


The financial statements should be read in conjunction with the accompanying notes.
--------------------------------------------------------------------------------

                          CHINA WORLD TRADE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                Three-month period ended March 31, 2004 and 2003
==============================================================================

                                                         THREE-MONTH PERIOD
                                                           ENDED MARCH 31
                                                         2004          2003
                                                      ----------    ----------
                                                         US$           US$
                                                      UNAUDITED     UNAUDITED

OPERATING REVENUES                                       303,771       503,539

Operating costs and expenses                            (186,001)     (112,700)

Selling, general and administrative expenses          (1,626,937)     (646,435)
                                                      ----------    ----------

LOSS FROM OPERATIONS                                  (1,509,167)     (255,596)

NON-OPERATING INCOME (EXPENSES)
Other income                                                  89         1,085
Interest expense                                          (3,992)       (2,272)
                                                      ----------    ----------

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST        (1,513,070)     (256,783)

Provision for income taxes                                     -             -
                                                      ----------    ----------

LOSS BEFORE MINORITY INTEREST                         (1,513,070)     (256,783)

Minority interest                                              -        40,207
                                                      ----------    ----------

NET LOSS                                              (1,513,070)     (216,576)
                                                      ==========    ==========

LOSS PER SHARE OF COMMON STOCK
- Basic                                                    (0.09)        (0.02)

Weighted average number of shares of
common stock outstanding                              16,249,106     9,903,830


The financial statements should be read in conjunction with the accompanying notes.
--------------------------------------------------------------------------------

                          CHINA WORLD TRADE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Three-month period ended March 31, 2004 and 2003
==============================================================================

                                                         THREE-MONTH PERIOD
                                                           ENDED MARCH 31
                                                         2004          2003
                                                      ----------    ----------
                                                         US$           US$
                                                      UNAUDITED     UNAUDITED

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              (1,513,070)     (216,576)

Adjustments to reconcile net loss to net
cash used in operating activities:
Minority  interest                                             -       (40,207)
Amortization  of  intangible  assets                      90,000             -
Stock  issued  for  services                             375,200             -
Depreciation                                              21,670        10,158
Impairment  loss  on  property,  plant and equipment           -        64,032
Impairment  loss  on  goodwill                           217,917             -
Decrease  in  deferred  income                           (16,815)      (73,623)
Changes in working capital:
   Trade  and  other  receivables                         27,941       394,666
   Rental  and  other  deposits                          (81,563)       (9,159)
   Prepayments                                           470,046       (31,327)
   Inventories                                            22,701        14,115
   Trade  and  other  payables                          (611,122)      211,276
                                                      ----------    ----------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES     (997,095)      323,355
                                                      ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition  of  a  subsidiary                                 -       123,707
Acquisition of property, plant and equipment            (204,599)      (40,398)
                                                      ----------    ----------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES     (204,599)       83,309
                                                      ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from minority shareholder
of a subsidiary                                                -           631
Advance  from  a  shareholder                            900,409             -
Repayment  of  amount  borrowed                         (310,694)            -
Issuance  of  new  shares                              1,125,000             -
                                                      ----------    ----------

NET  CASH  PROVIDED  BY  FINANCING  ACTIVITIES         1,714,715           631
                                                      ----------    ----------

NET  INCREASE  IN  CASH  AND  CASH EQUIVALENTS           513,021       407,295

CASH  AND CASH EQUIVALENTS AT BEGINNING OF YEAR          314,771        74,355
                                                      ----------    ----------

CASH  AND  CASH  EQUIVALENTS  AT  END  OF YEAR           827,792       481,650
                                                      ==========    ==========

ANALYSIS OF BALANCES OF CASH AND CASH EQUIVALENTS
Cash  and  bank  balances                                827,792       481,650

NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES
Common  stocks  issued  for  services                    375,200             -
Purchase of subsidiary by issuance of common stock             -     3,200,000


The financial statements should be read in conjunction with the accompanying notes.
--------------------------------------------------------------------------------

1.     BASIS  OF  PRESENTATION

The accompanying financial data as of March 31, 2004 and for the three-month period ended March 31, 2004 and 2003, have been prepared by the Company, without audit. Following the change of the Company's financial year end date from September 30 to December 31, these quarterly financial statements are prepared based on the newly adopted financial year.

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

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2004 and for the three-month period ended March 31, 2004 and 2003, have been made. The results of operations for the three-month period ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

2.     PREPARATION  OF  FINANCIAL  STATEMENTS

The Company has net loss of US$1,513,070 for the three-month period ended March 31, 2004. Management has developed a strategy, which it believes can be accomplished and will enable the Company to operate in the future. However, there can be no assurance that the Company will be successful with its efforts to attain profitable operations. The inability of the Company to attain profitable operations in the near term could adversely impact the Company's business, financial position and prospects.

3.     TRADE  AND  OTHER  RECEIVABLES
                                                                    AS OF
                                                                MARCH 31, 2004
                                                      NOTE           US$

Trade receivables                                                       18,015
Due from related parties                              8(c)             115,525
Other receivables                                                       24,847
                                                                --------------

                                                                       158,387
                                                                ==============


4.     TRADE  AND  OTHER  PAYABLES
                                                                    AS OF
                                                                MARCH 31, 2004
                                                      NOTE           US$

Trade payables                                                          19,671
Accrued charges                                                         95,428
Other payables                                                         107,755
Due to related parties                                8(d)             140,926
Deposits received                                                       39,471
                                                                --------------

                                                                       403,251
                                                                ==============


5.     LONG-TERM  BANK  LOAN

The outstanding loan balance of US$481,055 as of March 31, 2004 bears interest at 4% per annum and is repayable serially from 2004 to 2013. The maturity of the long-term bank loan is as follows:

PRINCIPAL        PAYABLES DURING THE FOLLOWING PERIODS
  US$

 43,861          April 2004 to March 2005
 45,648          April 2005 to March 2006
 47,508          April 2006 to March 2007
 49,443          April 2007 to March 2008
 51,457          April 2008 to March 2009
243,138          from April 2009 onwards
-------
481,055
=======

6.     COMMITMENTS

During the period, the Company entered into agreements with contractors for decoration of the Company's premises located in Beijing, China. The total contracted sum was US$163,100. At the balance sheet date, the Company had capital expenditure commitments contracted but not provided for net of deposit paid amounting to US$56,900.



7.     ISSUANCE  OF  SHARES

The following capital stock transactions occurred during the three-month period ended March 31, 2004:

a) On February 6 and 26, 2004, the Company issued 75,000 and 50,000 shares to Wall Street Strategies, Inc. respectively for consulting services provided.

b) On February 13, 2004, the Company issued 69,000 shares to Greentree Financial Group, Inc. for professional services provided.

c) On February 23, 2004, the Company issued 50,000 shares to Mr. Richard Romanelli for advisory services provided.

d) On March 22, 2004, Mr. William Tsang exercised part of a two-year warrant. He purchased 1,500,000 shares of the common stock of the Company at a price of US$0.75 per share. As at March 31, 2004, Mr. Tsang held two two-year warrants to purchase 4,000,000 shares and 4,500,000 at a price of US$0.92 and US$0.75 respectively.

For items (a) to (c), the shares were recorded at fair values of the dates of agreement. The amounts were recognised as expenses in the three-month period ended March 31, 2004.

8.     RELATED  PARTY  TRANSACTIONS

(a)  Names  and  relationship  of  related  parties

                          Existing relationships with the Company
                          ---------------------------------------
Mr. Bernard Chan          A shareholder of the Company
Mr. Bobby Yu              A former director of a subsidiary
Mr. Chan Chi Ming         A director of the Company
Mr. Luo Chao Ming         A director of the Company
Mr. John Hui              A director of the Company
Mr. Ringo Leung           A director of the Company
Mr. William Tsang         A shareholder and director of the Company

Beijing Wanlong           PRC partner of a subsidiary
Economic Consultancy
Corporation Ltd.

General (Guangzhou)       An affiliate of the Company
Business Network Ltd.

Guangzhou City            PRC partner of a subsidiary
International
Exhibition Co.

Guangzhou Cyber           A company in which a director of the Company has
Strategy Limited          beneficial interest

Guangzhou Goldlion City   A company controlled by close family members
Properties Co., Ltd.      of a director

Xelex Inc.                A company in which a shareholder of the Company
                          has beneficial interest

Top Link Ventures         A company in which a director of the Company has
Limited                   beneficial interest

(b)  Summary  of  related  party  transactions
                                                         THREE-MONTH PERIOD
                                                           ENDED MARCH 31
                                                         2004          2003
                                                      ----------    ----------
                                                          US$           US$
Consulting fee expenses to
--------------------------
Mr. Ringo Leung                                            5,128             -
Mr. Bernard Chan                                           2,564         5,128
Mr. Bobby Yu                                                   -         4,231
Mr. John Hui                                              57,692        25,641
Mr. William Tsang                                         57,692        25,641
Mr. Luo Chao Ming                                          4,349             -
Beijing Wanlong Economic Consultancy Corporation Ltd.      4,531         4,531
Guangzhou City International Exhibition Co.                4,531         4,531
Xelex Inc.                                                 5,128             -
Top Link Ventures Limited                                 15,385             -
Guangzhou Cyber Strategy Limited                           1,938             -

Consulting fee income from
--------------------------
Guangzhou Cyber Strategy Limited                               -        96,154

Rent and related expenses to
----------------------------
Guangzhou Goldlion City Properties Co., Ltd.             107,534       170,798

Personal guarantee granted from
-------------------------------
Mr. William Tsang                                         19,231        19,231

Membership fee income from
--------------------------
Guangzhou Cyber Strategy Limited                               -        16,008

(c)  Due  from  related  parties
                                                                    AS OF
                                                                MARCH 31, 2004
                                                                     US$

Guangzhou Cyber Strategy Limited                                        71,077
General (Guangzhou) Business Network Limited                            44,448
                                                                --------------

Classified as current assets                                           115,525
                                                                ==============

     The amounts due from related parties represent unsecured advances which are interest-free and repayable on demand.

(d)  Due  to  related  parties
                                                                    AS OF
                                                                MARCH 31, 2004
                                                                     US$

Mr. Chan Chi Ming                                                       10,256
Mr. John Hui                                                           110,986
Mr. Ringo Leung                                                          1,094
Guangzhou Goldlion City Properties Co., Ltd.                               474
Beijing Wanlong Economic Consultancy Corporation Ltd.                   13,585
Guangzhou City International Exhibition Company                          4,531
                                                                --------------

Classified as current liabilities                                      140,926
                                                                ==============

     The amounts due from related parties represent unsecured advances which are interest-free and repayable on demand.

(e)  Due  to  a  shareholder
                                                                    AS OF
                                                                MARCH 31, 2004
                                                                     US$

Mr. William Tsang                                                    1,299,615
                                                                ==============

The amount due to a shareholder represents unsecured advances which are interest-free and not repayable within one year.

9.     BUSINESS  SEGMENT  INFORMATION

                                                         THREE-MONTH PERIOD
                                                           ENDED MARCH 31
                                                         2004          2003
                                                      ----------    ----------
                                                          US$           US$
OPERATING REVENUES
Club services                                             71,395       386,045
Consultancy service                                            -        96,155
Rental                                                   160,256        15,444
Sale of goods                                             72,120         5,895
                                                      ----------    ----------

                                                         303,771       503,539
                                                      ==========    ==========


LOSS FROM OPERATIONS
Club services                                           (223,000)     (178,923)
Consultancy service                                            -        92,920
Rental                                                   (44,647)     (118,148)
Sale of goods                                            (28,815)      (14,304)
                                                      ----------    ----------

                                                        (296,462)     (218,455)
Corporate expenses                                    (1,212,705)      (37,141)
                                                      ----------    ----------
Consolidated operating loss                           (1,509,167)     (255,596)

Other income                                                  89         1,085
Interest expense                                          (3,992)       (2,272)
                                                      ----------    ----------
Consolidated loss before income taxes                 (1,513,070)     (256,783)


10.     POST  BALANCE  SHEET  EVENT

On April 20, 2004, the Company entered into an agreement to acquire certain interest in the companies engaged in ticketing services, insurance and travel agents at a consideration of Rmb91,800,000 (US$11,090,841). The consideration will be satisfied by cash of Rmb30,000,000 (US$3,624,458) and the issuance of new shares with fair value equivalent to Rmb61,800,000 (US$7,466,383).

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

OVERVIEW

     We were incorporated in the State of Nevada in 1998 to engage in any lawful corporate undertaking. Our business objective is to open and operate business clubs in the major cities of China in association with the World Trade Center Association in order to position ourselves as the platform to facilitate trade between China and the world market. We currently operate a club in Guangzhou, PRC, and are in the process of opening a club in Beijing, PRC, which has completed the renovation in late April 2004. Additionally, we expect to open a club in Shanghai and Shenzhen, PRC in 2005. Finally, we plan to create a Chinese/English internet portal to serve foreign and Chinese small to medium sized business. No assurances can be given, however, that we will be successful in our endeavors.

     Our growth and development as a business enterprise has been marked by a number of significant corporate events. Pursuant to a Share Exchange Agreement, dated as of August 10, 2000, between Virtual Edge Limited ("VEL") and Main Edge International Limited ("Main Edge"), Main Edge transferred all of the issued and outstanding shares of the capital stock of VEL to the Company in exchange of 1,961,175 shares of our pre-split common stock, representing approximately 75% of our outstanding shares of the common stock. According, we controlled the operations of VEL, and Main Edge became our majority stockholder. We then undertook an 8-for-1 forward split that was effective on 15th day of September 2000, which resulted in Main Edge owing 15,689,400 shares of our common stock. Then, five major developments occurred. These were: (i) the consummation of two private placement financings by Powertronic Holdings Limited ("Powertronic") in September 2002 and December 2002 in which it acquired shares of our common stock, (ii) an acquisition of all the issued and outstanding shares of General Business Network (Holdings) Ltd. in December 2002, (iii) a 1-for-30 reverse stock split that was effective on September 1, 2002. (iv) the assignment of the rights of the after tax rental income of certain premises from Mr. William Tsang for a five-year period in December 2003, and (v) the exercise of warrant by Mr. William Tsang in March 2004. As a result of these transactions, Mr. William Tsang became the new major shareholder and owns over 9,200,000 shares of our common stock and Powertronic owns 2,000,000 shares. Mr. William Tsang is currently Chairman of our Board of Directors.

RESULTS OF OPERATIONS

     The following table shows the selected unaudited condensed consolidated income statement data of the Company and its subsidiaries for the three-month ended March 31, 2004 and 2003. The data should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and related notes thereto.


                                                         Three-month period
(Amounts in thousands US$)                                 ended March 31
                                                         2004          2003
                                                      ----------    ----------

   Revenue                                                   304           503
      Operating costs and expenses                          (186)         (113)
                                                      ----------    ----------
   Gross profit                                              118           390


      Selling, general & administrative expenses          (1,627)         (646)
                                                      ----------    ----------

   Loss from operations                                   (1,509)         (256)

   Other operating income (expenses)                          --             1
   Interest income (expenses)                                 (4)           (2)

   Minority interests                                         --            40
                                                      ----------    ----------

   Net loss                                               (1,513)         (217)
                                                      ==========    ==========

THREE-MONTH PERIOD ENDED MARCH 31, 2004 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2003

     OPERATING REVENUE

     The aim of the Company is to continue to provide trade agency business linking companies in China and the rest of the world. As of March 31, 2004, we had four operating arms, namely the Beijing World Trade Center Club ("BWTCC"), Guangzhou World Trade Center Club ("GWTCC"), Infotech Enterprises Limited ("Infotech"), and General Business Network (Holdings) Limited ("GBN"). Subsequent to the reporting date, BWTCC has completed its renovation in late April 2004 and is engaged in the establishment of a business club located in Beijing, while GWTCC is engaged in the operation with the business club in Guangzhou, the PRC. In addition to provide recreation, business center services, communication and information services, products exhibitions services, and commercial and trading brokerage services by both BWTCC and GWTCC, GWTCC also provides food and beverages. Infotech will build a bilingual, English and Chinese, business-to-business portal for the Company as well as providing system integration related services to third parties customers and members. GBN is an investment holding company, which primarily engages in property investments, consulting and trading businesses.

     The Company has started to recruit members, and to provide consultancy, catering and business center services through its subsidiary GWTCC located in Guangdong Province, the PRC since June 2002, and trading business through a subsidiary of GBN since March 2003. Sales revenue for the three-month period ended March 31, 2004 was $304,000, compared to $503,000 for the same corresponding period in year 2003, a decrease of $199,000 or 40%. The decrease was mainly the result of the decrease in revenue generated from club related businesses, which was partially offset by an increase in rental income. The reason for the decrease in club related businesses was due to the one-month renovation period of the club facilities in Guangzhou and the slowing down of businesses during Chinese New Year holiday between late January and early February. Of the $304,000 revenue in year 2004, approximately $72,000 (24%) was generated from providing club related services by GWTCC, $72,000 (24%) from trading business, and $160,000 (52%) from rental.

     Operating costs and expenses was $186,000 for the three-month period ended March 31, 2004, as compared to the same corresponding period in year 2003 of $113,000, an increase of $74,000. The $74,000 increase was primarily incurred in relation to the amortization of rental income rights.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased by $981,000 or 152% to $1,627,000 for the three-month period ended March 31, 2004 from $646,000 for the same corresponding period in 2003. The increase was mainly due to:

i) Professional Fees: Professional fees increased by $911,000 for the three-month period ended March 31, 2004, as compared to the same corresponding period in 2003. The increase was mainly due to the additional fees paid to accounting, outside consultants and US securities professionals to maintain the corporate status of the Company, to market the co-brand WTC Kim's Card, to provide IT advices, and to seek future capital raising opportunities. Due mainly to the tight working capital control policy imposing by the Company, the outside consultants and the US securities professionals were paid by consultant shares rather than by cash. The increase of $911,000 in professional fees was mainly a result of the non-cash accounting entries.

     Other increase in selling, general and administrative expenses includes commission expense ($18,000) and written off of goodwill ($218,000). All these increases were partially offset by the decrease in utility expenses ($35,000) and rental expenses ($23,000).

FINANCIAL INCOME / (EXPENSES), NET

     There was an insignificant amount of approximately $4,000 of interest expenses for the three-month period ended March 31, 2004, as compared to $2,000 for the same corresponding period in year 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

     In March 2004, Mr. William Tsang exercised warrants to acquire an additional of 1,500,000 shares of the common stock of the Company. As a result, additional cash in the amount of approximately $1.1 million was provided for the working capital of the Company during the reporting period. We believe that the level of financial resources is a significant factor for our future development and accordingly may choose at any time to raise capital through debt or equity financing to strengthen its financial position, facilitate growth and provide us with additional flexibility to take advantage of business opportunities.

OTHER SIGNIFICANT EVENTS

     Effective as of April 1, 2004, the Company has restructured its board of directors and appointed new independent directors and officers to prepare for future growth of its expansion programs. The summary of the background of the directors, independent directors and officers are depicted as follows:

EXECUTIVE DIRECTORS

     MR. TSANG CHI HUNG WILLIAM, aged 42, is the Executive Chairman of the Board of Directors of China World Trade Corporation. Mr. Tsang has more than 15 years experience in leatherware manufacturing and property investment. Prior to joining the Company, he was an executive director with a listed company for over 10 years. He is a member of the Beijing Municipal Committee of the Chinese People's Political Consultative Conference; committee member of Chinese General Chamber of Commerce, Hong Kong; vice chairman of Hong Kong United Youth Association Limited; Chief President of New Territories Commercial & Industrial General Association Ltd; and Vice Chairman of both Hong Kong Chamber of Commerce in China - Guangdong and Guangzhou Federation of Industry & Commerce. He is also an honorary president of North-East Overseas Chinese Friendship Association
U.S.A., and  a  citizen  of  Guangzhou, PRC.

     MR. JOHN H.W. HUI, aged 45, is the Vice Chairman of the Board of Directors, President and Chief Executive Officer of the Company. Mr. Hui has over 10 years' experience in China trade and investment. He is responsible for the overall corporate development of the Company. Mr. Hui is also the President of the Beijing World Trade Center Club and Guangzhou World Trade Center Club. He has excellent relationships with the China partners (CCPIT) and the principles of the World Trade Center Association in New York and other WTCs around the world. Mr. Hui is a current member of the Canada China Business Council Beijing, and American Chamber of Commerce, Guangdong.

     MR.  CHAN  CHI  MING,  aged  42,  is  a Director and General Manager of the
Company. Mr. Chan is responsible for the strategic planning, corporate development and project implementation of the Company. Before joining us, Mr. Chan was a Corporate Development Strategist for Renren Holding Ltd., a publicly listed company on the Hong Kong Stock Exchange. Mr. Chan founded Asian Information Resources (Holding) Ltd. in 1995, which eventually listed on the Hong Kong Stock Exchange in 1999. A specialist in Chinese law and China affairs, Mr. Chan is an expert in networking, Internet technology, database technology and management of technical resources. He has developed an electronic database system for the Law-on-Line project of the University of Hong Kong and has provided technical consultancy to this project since 1991. He has also developed the Dongguan Network, which has become a successful model for other cities in China. He was appointed by the Asian Development Bank (ADB) as consultant for the TA Project No. 2702 - Study on PRC Legal Information System and the Electronic Data Expert for the TA project No. 3000. Mr. Chan holds a Master of Law degree from Lancaster University, the United Kingdom, a Master of Philosophy degree in Physics and Bachelor Degree in Physics both from the Chinese University of Hong Kong.

     MR. LUO CHAOMING, aged 54, is a Director of the Company. Mr. Luo has long-term collaborative relations with Hong Kong business circles and associations. He was employed at the Xinhua News Agency Hong Kong from 1984 to 1996, he then joined the Xinhua News Agency Hong Kong Branch Guangzhou Representative Office in 1996 before joining the Company. He is the Chief Council Member of Guangdong Overseas Friendship Association, and Council Member of Guangzhou Overseas Friendship Association Mr. Luo worked as the Electric Design Technician in the Guangzhou Design Institute and the Assistant of Electric Technology Specialty, Electric Engineering Department in Guangdong University of Technology.

INDEPENDENT DIRECTORS AND MEMBERS OF AUDIT COMMITTEE

     MR. HAMID R. SEYEDIN, aged 53, is an Independent Director and a member of the audit committee of the Company. Mr. Seyedin is the CEO of First Washington Group and President of the American Chamber of Commerce in Guangdong. Under his leadership since 2003, the American Chamber of Commerce in Guangdong has grown by more than 83% in membership and 300% in revenues. In 1991, former US
President George Bush recognized him in writing for his involvement with the passage of the Fast Track Procedures for the North American Free Trade Agreement (NAFTA). Appointed by three governors of the State of Maryland to four terms of office, he served as the Chairman of Montgomery College and State Chairman of the Maryland Association of Community Colleges representing all seventeen colleges in the State. He served on the Board of Directors of the Kennedy Institute, by appointment of Cardinal James A. Hickey (then Archbishop of Washington). He was a recipient of an award in business from the US Department of Commerce. He received recognition from the US Senate Sergeant At Arms for this service to the US Senate Deliberations. Finally, he served two terms on the Maryland Advisory Committee of the US Civil Rights Commission.

     MR. SAMUEL YUNG, aged 46, is an Independent Director and a member of the audit committee of China World Trade Corporation. Mr. Yung is a Senior District Director of American International Assurance Co. (Bermuda) Ltd., a member company of American International Group, Inc. He was the President of The Life Underwriters Association of Hong Kong in 1991, President of the General Agents and Managers Association of Hong Kong between 1991 and 1996, and Advisory Board Chairman of the General Agents & Managers Association International between 1997 and 1999. Mr. Yung has also participated in numerous community services and served as council members for a number of Government Committees. In addition, he also serves as advisors to many educational associations. Mr. Yung is a Certified Financial PlannerCM, a Chartered Insurance Agency Manager, a Registered Financial Consultant, a Certified Manager of Financial Advisor, and a Chartered Financial Practitioner.

     MR. CHI KIN HO, aged 35, is an Independent Director and a member of the audit committee of the Company. Mr. Ho is a principal of CCP C.P.A. Limited of Hong Kong, an accounting firm focusing on providing statutory audit services. Mr. Ho is a US Certified Public Accountant, a member of the AICPA, and associate member of Hong Kong Accounting Association. He has over ten years of experiences in both US and China in the area of financial accounting, US taxation and reporting, as well as management advisory. Mr. Ho earned his Bachelor of Business Administration Degree from University of Hawaii and his Master of
Business  Administration  Degree  from  Hawaii  Pacific  University.

OFFICERS

     MR.  BERNARD  K.  CHAN,  aged  40,  is  the  Chief Financial Officer of the
Company. He oversees M&A and financial projects of China World Trade Corporation. Mr. Chan has over 15 years of experiences in the areas of financial advisory, direct private investments and corporate finance. He was a Managing Partner of a local firm concentrating on providing advice relating to US listing and capital raising. Prior to that, Mr. Chan was a member of senior management for several listed companies in Hong Kong and the largest private land owner in Hawaii, focusing on direct investments and assets management. He is also a Registered Investment Advisor. Mr. Chan earned his Master of Business Administration Degree in International Management and Investment Finance, Master of Science Degree in Applied Econometrics, and Bachelor of Business Administration Degree in Investment Finance, all from the University of Hawaii.

     MR. CHUN YU YIP, aged 39, is the Chief Operation Officer of China World Trade Corporation. Mr. Yip has extensive experience in the operation of information technology companies, legal consultancy in China law, and content management consultancy. He was involved with the Asian Development Bank (ADB) for the TA Project No. 2707 regarding the establishment of a digitized Chinese Legal System. Mr. Yip has participated in the strategic planning and implementation of several B2B e-commerce platforms, including but not limited to Comfirm.com of Sweden and i-textile.com of Hong Kong. Also, he represented CCTV in an arbitration case and took part in several reorganization of B-shares' companies. He also worked as a journalist and editor for several printed media. Mr. Yip earned his Master of Law Degree from Beijing University and Bachelor Degree from Chinese University of Hong Kong.

     On April 7, 2004, China World Trade Corporation entered into a share exchange agreement with CEO Clubs China Limited ("CEO Clubs") to acquire 51% of the total issued and outstanding shares of the common stock of CEO Clubs.

     In mid April of 2004, the BWTCC has completed its renovation of the 2nd Floor of the Landmark Tower in Beijing and has opened for business.

     On April 20, 2004, the Company entered into an agreement to acquire certain interest in the companies engaged in ticketing services, insurance and travel agents at a consideration of Rmb91,800,000 (US$11,090,841). The consideration will be satisfied by cash of Rmb30,000,000 (US$3,624,458) and the issuance of new shares with fair value equivalent to Rmb61,800,000 (US$7,466,383) respectively.

CRITICAL ACCOUNTING POLICIES

     Besides the accounting policies as described in note 5 to the audited financial statements for the year ended September 30,2003, the management considers that the Group has not adopted any other critical accounting policies.

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

     None

ITEM 5. OTHER INFORMATION.

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

3.1 Articles of Incorporation are incorporated by reference herein from Exhibit 3 to the Form 10-SB of Txon International Development Corporation filed with the Commission on May 18, 1999.

31.1 CEO  Certification  Pursuant  to  Section  302
31.2 CFO  Certification  Pursuant  to  Section  302
32.1 CEO  &  CFO  Certification  Pursuant  to  Section  906

(b) Reports on Form 8-K;

     There  were  no  8-Ks  filed  in  the  last  three  months.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                China World Trade Corporation
                                                --------------------------------
                                                (Registrant)


Date:  May 11, 2004                             /s/  BERNARD  K.  CHAN
 ------------------                             ----------------------
                                                BERNARD  K.  CHAN
                                                Chief  Financial  Officer