Form 10QSB
period 2004-06-30
CHINA WORLD TRADE CORP
filed 2004-08-19
CIK 1081834

OMB APPROVAL
                              OMB Number: 3235-0416
                           Expires: December 31, 2005
                            Estimated average burden
                           hours per response: 174.00

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                                   (Mark One)
      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                            EXCHANGE ACT OF 1934 FOR
                    the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As at June 30, 2004, there were 17,829,628 shares of common stock outstanding.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ] No [X]


                              INDEX TO FORM 10-QSB

                                                                        Page  No
                                                                        --------

PART  I
-------

Item  1.  Financial  Statements

          Unaudited Condensed  Consolidated  Balance  Sheet
          -  As  of  June  30,  2004                                           3

          Unaudited Condensed  Consolidated  Statements  of  Operations
          -  Three and Six  Months  Ended June 30, 2004 and 2003               4

          Unaudited Condensed  Consolidated  Statements  of  Cash  Flows
          -  Six  Months  Ended  June  30,  2004  and  2003                    5

          Notes to Unaudited Condensed Consolidated Financial Statements       6

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



                        PART I -- FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

Unaudited financial statements China World Trade Corporation for the six months ended June 30, 2004 and 2003.


                          CHINA WORLD TRADE CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                              As of June 30, 2004
==============================================================================

                       ASSETS                         NOTE           US$
                                                                --------------

CURRENT  ASSETS
   Cash  and  cash  equivalents                                         32,935
   Trade  and  other  receivables                      3               111,746
   Rental  and  other  deposits                                        254,953
   Prepayments                                                         102,428
   Inventories                                                           9,142
                                                                --------------
      Total  current  assets                                           511,204
                                                                --------------

INTANGIBLE  ASSET                                                    1,590,000
                                                                --------------
GOODWILL                                                               359,346
                                                                --------------
PROPERTY,  PLANT  AND  EQUIPMENT,  NET                               3,259,749
                                                                --------------

      Total  assets                                                  5,720,299
                                                                ==============

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES
   Trade  and  other  payables                         4               505,621
   Deferred  income                                                      6,551
   Long-term  bank  loan  -  current  portion          5                44,301
                                                                --------------
      TOTAL  CURRENT  LIABILITIES                                      556,473
                                                                --------------

   Long-term  bank  loan  -  non-current  portion      5               425,952
   Due  to  a  shareholder                             8(e)            954,995
                                                                --------------
      TOTAL  LIABILITIES                                             1,937,420
                                                                --------------

COMMITMENTS  AND  CONTINGENCIES

STOCKHOLDERS'  EQUITY
   Preferred stock, par value of US$0.001 each;
   10,000,000 shares authorized, none
   issued or outstanding                                                     -
   Common stock, par value of US$0.001 each;
   50,000,000 shares authorized, 17,829,628 shares
   issued  at  June  30,  2004                         6                17,837
   Additional  paid-in  capital                                     16,207,204
   Accumulated  deficit                                            (12,442,162)
                                                                --------------
      TOTAL  STOCKHOLDERS'  EQUITY                                   3,782,879
                                                                --------------

      TOTAL  LIABILITIES  AND  STOCKHOLDERS'  EQUITY                 5,720,299
                                                                ==============



The financial statements should be read in conjunction with the accompanying notes.




                                     CHINA WORLD TRADE CORPORATION
                       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     Three-month and six-month periods ended June 30, 2004 and 2003
===============================================================================================================

                                          THREE-MONTH PERIOD ENDED JUNE 30,      SIX-MONTH PERIOD ENDED JUNE 30,
                                              2004                2003               2004              2003
                                          ------------        ------------       ------------      ------------
                                               US$                 US$                US$               US$
                                            UNAUDITED           Unaudited          UNAUDITED         Unaudited

OPERATING  REVENUES                            335,569             880,852            639,340         1,384,391

Operating  costs  and  expenses               (161,545)           (352,207)          (347,546)         (464,907)

Selling, general and administrative expenses  (875,108)           (989,321)        (2,502,045)       (1,635,756)
                                          ------------        ------------       ------------      ------------

LOSS  FROM OPERATIONS                         (701,084)           (460,676)        (2,210,251)         (716,272)

NON-OPERATING  INCOME  (EXPENSES)
Other  income                                  102,061                 422            102,150             1,507
Interest  expense                               (4,738)             (3,560)            (8,730)           (5,832)
Equity  in  net  loss  of  affiliate                 -             (32,051)                 -           (32,051)
                                          ------------        ------------       ------------      ------------

LOSS BEFORE INCOME TAXES AND
MINORITY INTEREST                             (603,761)           (495,865)        (2,116,831)         (752,648)

Provision  for  income  taxes                        -                   -                  -                 -
                                          ------------        ------------       ------------      ------------

LOSS  BEFORE  MINORITY  INTEREST              (603,761)           (495,865)        (2,116,831)         (752,648)

Minority  interest                                 628                 315                628            40,522
                                          ------------        ------------       ------------      ------------

NET  LOSS                                     (603,133)           (495,550)        (2,116,203)         (712,126)
                                          ============        ============       ============      ============

LOSS  PER  SHARE  OF  COMMON  STOCK
-  Basic                                         (0.03)              (0.05)             (0.12)            (0.07)
                                          ============        ============       ============      ============

Weighted average number of shares
of common stock outstanding                 17,787,331          10,970,471         17,018,219        10,443,024
                                          ============        ============       ============      ============



The financial statements should be read in conjunction with the accompanying notes.





                                     CHINA WORLD TRADE CORPORATION
                        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Six-month period ended June 30, 2004 and 2003
===============================================================================================================

                                                                                 SIX-MONTH PERIOD ENDED JUNE 30,
                                                                                     2004              2003
                                                                                 ------------      ------------
                                                                NOTE                  US$               US$
                                                                                   UNAUDITED         Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
Net  loss                                                                          (2,116,203)         (712,126)

Adjustments to reconcile net loss
to net cash used in operating activities:
   Minority  interest                                                                    (628)          (40,522)
   Amortization  of  intangible assets                                                180,000            32,051
   Stock issued for services                                                          496,200                 -
   Depreciation                                                                        70,173            55,709
   Impairment loss on property, plant
   and equipment                                                                            -           110,005
   Impairment  loss  on  goodwill                                                     251,448                 -
   Increase (Decrease) in deferred income                                             (16,626)         (224,127)
   Changes  in  working  capital:
      Trade  and  other  receivables                                                   75,236           126,412
      Rental  and  other  deposits                                                      2,216            (9,639)
      Prepayments                                                                     455,607             2,653
      Inventories                                                                      64,241           (82,923)
      Trade  and other payables                                                      (631,655)          228,692
                                                                                 ------------      ------------

         NET CASH (USED IN)
         OPERATING ACTIVITIES                                                      (1,169,991)         (513,815)
                                                                                 ------------      ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
   Acquisition  of  subsidiaries                                 10                         -           123,707
   Acquisition  of  an  affiliate                                                           -           (32,051)
   Acquisition of property, plant and
   equipment                                                                         (471,138)          (47,799)
                                                                                 ------------      ------------

         NET CASH (USED IN) PROVIDED BY
         INVESTING ACTIVITIES                                                        (471,138)           43,857
                                                                                 ------------      ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
   Capital contribution from minority
   shareholder of a subsidiary                                                              -             4,477
   Advance from a shareholder                                                         555,789                 -
   Repayment  of  amount  borrowed                                                   (321,496)                -
   Issuance of new shares                                                           1,125,000           512,820
                                                                                 ------------      ------------

         NET CASH PROVIDED BY
         FINANCING ACTIVITIES                                                       1,359,293           517,297
                                                                                 ------------      ------------

         NET (DECREASE) INCREASE IN CASH AND
         CASH EQUIVALENTS                                                            (281,836)           47,339

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                                                   314,771            74,355
                                                                                 ------------      ------------

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                                                          32,935           121,694
                                                                                 ============      ============

ANALYSIS OF BALANCES OF CASH
AND CASH EQUIVALENTS
   Cash  and  bank  balances                                                           32,935           121,694
                                                                                 ============      ============

NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES
   Common stocks issued for services                                                  496,200                 -
   Purchase of subsidiary by
   issuance of common stock                                                           240,000         3,200,000
   Purchase consideration in arrear                                                   120,000                 -
                                                                                 ============      ============




The financial statements should be read in conjunction with the accompanying notes.

CHINA  WORLD  TRADE  CORPORATION
NOTES  TO  UNAUDITED  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
--------------------------------------------------------------------
Three-month and six-month periods ended June 30, 2004 and 2003


1.   BASIS  OF  PRESENTATION

The accompanying financial data as of June 30, 2004 and for the three-month and six-month periods ended June 30, 2004 and 2003, have been prepared by the Company, without audit. Following the change of the Company's financial year end date from September 30 to December 31 with effect from the period ended December 31, 2003, these quarterly financial statements have been prepared based on the newly adopted financial year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited financial statements for the year ended September 30, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2004 and for the three-month and six-month periods ended June 30, 2004 and 2003, have been made. The results of operations for the three-month and six-month periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.


2.   PREPARATION  OF  FINANCIAL  STATEMENTS

The Company has net loss of US$603,133 and US$2,116,203 for the three-month and six-month periods ended June 30, 2004. The Company is an investment holding company. The subsidiaries are principally engaged in the businesses of club services and properties investments. Management has developed a strategy, which it believes can be accomplished and will enable the Company to operate in the future. However, there can be no assurance that the Company will be successful with its efforts to attain profitable operations. The inability of the Company to attain profitable operations in the near term could adversely impact the Company's business, financial position and prospects.


3.   TRADE  AND  OTHER  RECEIVABLES
                                                       AS OF
                                                   JUNE 30, 2004
                                            Note        US$
                                                   -------------

     Trade receivables                                    22,084
     Due from related parties               8(c)          75,818
     Other receivables                                    13,844
                                                   -------------
                                                         111,746
                                                   =============

4.   TRADE  AND  OTHER  PAYABLES
                                                       AS OF
                                                   JUNE 30, 2004
                                            Note        US$
                                                   -------------

     Trade payables                                       18,176
     Accrued charges                                     104,187
     Other payables                                      107,616
     Due to related parties                 8(d)         235,327
     Deposits received                                    40,315
                                                   -------------
                                                         505,621
                                                   =============


5.   LONG-TERM  BANK  LOAN

The outstanding loan balance of US$470,253 as of June 30, 2004 bears interest at 4% per annum and is repayable serially from 2004 to 2013. The maturity of the long-term bank loan is as follows:

PRINCIPAL        PAYABLES  DURING  THE  FOLLOWING  PERIODS
  US$

 44,301          July  2004  to  June  2005
---------
 46,106          July  2005  to  June  2006
 47,984          July  2006  to  June  2007
 49,939          July  2007  to  June  2008
 51,974          July  2008  to  June  2009
229,949          from  July  2009  onwards
---------
425,952
---------
470,253
=========

6.   ISSUANCE  OF  SHARES

The following capital stock transactions, which were all recorded at fair values as of their respective date of agreements, occurred during the three-month period ended June 30, 2004:

a) On May 7, 2004, the Company issued 24,027 shares to The Research Works, Inc. for consulting services provided.

b) On may 7, 2004, the Company issued 80,000 shares to the shareholders of CEO Clubs China Limited as consideration of 5,100 shares of CEO Clubs China Limited.

7.   STOCK-BASED  COMPENSATION

The Company records compensation expense for stock-based employee compensation plans using the intrinsic value method in which compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price of the award on the measurement date.

On December 31, 2003, the Board of Directors adopted a stock option plan (The 2003 Plan). The 2003 Plan allows the Board of Directors to grant stock options to various employees of the Company. 1,000,000 stock options were issued in accordance with the terms of the 2003 Plan on December 31, 2003 to certain officers and directors at an exercise price of US$0.673 per share. The stock options will vest and become exercisable according to the following schedule:

On  April  30,  2004:         25   %
On  December  30,  2004:      25   %
Each  quarter  thereafter:     6.25%  (until  fully  vested)

As the exercise price of the 2003 Plan is higher than the market price of the underlying stock on the date of grant, pursuant to APB Opinion No. 25, no compensation expense has been recognized for stock options granted.

Had compensation expenses for the same stock options been determined based on their fair values at the dates of grant and been amortized over the period from the date of grant to the date that the award is vested, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been reported as follows:




                                          Three-Month Period Ended June 30,      Six-Month Period Ended June 30,
                                              2004                2003               2004              2003
                                          ------------        ------------       ------------      ------------
                                   NOTE        US$                 US$                US$               US$

Net  loss
   As  reported                               (603,133)           (495,550)        (2,116,203)         (712,126)
   Total stock-based
   compensation expenses                       (81,175)                  -           (202,938)                -
                                          ------------        ------------       ------------      ------------
   Pro  forma                                 (684,308)           (495,550)        (2,319,141)         (712,126)
                                          ============        ============       ============      ============

Basic  net  loss  per  share
   As  reported                                  (0.04)              (0.05)             (0.13)            (0.07)
                                          ------------        ------------       ------------      ------------
   Pro  forma                                    (0.04)              (0.05)             (0.14)            (0.07)
                                          ============        ============       ============      ============



The options granted had a weighted average "fair value" per share on date of grant of US$0.65. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expenses over the options' vesting periods, i.e., 3 years as prescribed under 2003 Plan. The fair value of the option is estimated on the date of the grant using the Black-Scholes option price model, assuming no dividends and with the following assumptions:

     Risk-free interest rate                   2.1 %
     Expected volatility                       2.24%
     Contractual life                          3 years

8.   RELATED  PARTY  TRANSACTIONS

(a)  Names  and  relationship  of  related  parties

                                        Existing  relationships with the Company
                                        ----------------------------------------
Mr.  Bernard  Chan                      A  shareholder  of  the  Company
Mr.  Bobby  Yu                          A  former  director  of  a  subsidiary
Mr.  Chan  Chi  Ming                    A  director  of  the  Company
Mr.  Luo  Chao  Ming                    A  director  of  the  Company
Mr.  John  Hui                          A  director  of  the  Company
Mr.  Ringo  Leung                       A  former  director  of  the  Company
Mr.  William  Tsang                     A  shareholder  and  director  of  the
                                        Company
Beijing Wanlong Economic
Consultancy Corporation Ltd.            PRC  partner  of  a  subsidiary
General (Guangzhou) Business
Network Ltd.                            An  affiliate  of  the  Company
Guangzhou City International
Exhibition Co.                          PRC  partner  of  a  subsidiary
Guangzhou Cyber Strategy Limited        A  company  in  which  a director of the
                                        Company  has  beneficial  interest
Guangzhou Goldlion City
Properties Co., Ltd.                    A  company  controlled  by  close family
                                        members  of  a  director
Xelex  Inc.                             A  company in which a shareholder of the
                                        Company  has  beneficial  interest
Top  Link  Ventures Limited             A  company  in  which  a director of the
                                        Company  has  beneficial  interest
Union  East Consultants Limited         A  company in which a former director of
                                        a  subsidiary  has  beneficial  interest
Dimension  Marketing  Limited           A  shareholder  of  a former  subsidiary
Simon  Guo                              A  director  of  a  subsidiary
Li  Jingping                            A  director  of  a  subsidiary
Yang  Xin                               A  shareholder  of  the  Company
Zhao  Lin                               A  shareholder  of  the  Company
Cui  Wencheng                           A  shareholder  of  the  Company

(b)  Summary  of  related  party  transactions



                                          Three-Month Period Ended June 30,      Six-Month Period Ended June 30,
                                              2004                2003               2004              2003
                                          ------------        ------------       ------------      ------------
                                               US$                 US$                US$               US$

Consulting  fee  expenses  to
-----------------------------
Mr.  Ringo  Leung                                    -                   -              5,128                 -
Mr.  Chan  Chi  Ming                                 -              15,385                  -            15,385
Mr.  Bernard  Chan                                   -               3,846              2,564             8,974
Mr.  Bobby  Yu                                       -                   -                  -             4,231
Mr.  John  Hui                                       -               5,682             57,692            31,323
Mr.  William  Tsang                                  -              87,692             57,692           113,333
Mr.  Luo  Chao  Ming                             4,349                   -              8,698                 -
Beijing Wanlong Economic Consultancy
Corporation Ltd.                                 4,531               4,531              9,062             9,062
Guangzhou City International Exhibition Co.      4,531               4,531              9,062             9,062
Xelex  Inc.                                     15,385                   -             20,513                 -
Top  Link  Ventures  Limited                    15,385                   -             30,770                 -
Guangzhou  Cyber  Strategy  Limited                  -                   -              1,938                 -
                                          ============        ============       ============      ============

Rent  and  related  expenses  to
--------------------------------
Guangzhou Goldlion City Properties Co., Ltd.   113,384             170,798            220,918           341,596
                                          ============        ============       ============      ============

Consultancy  fee  income  from
------------------------------
Guangzhou  Cyber  Strategy  Limited                  -              96,154                  -           192,308
                                          ============        ============       ============      ============

Membership  fee  income  from
-----------------------------
Guangzhou  Cyber  Strategy  Limited                  -              16,008                  -            32,016
Union  East Consultants Limited                      -              16,008                  -            16,008
                                          ============        ============       ============      ============

Loans  advanced  to
-------------------
Dimension  Marketing  Limited                        -               7,249                  -             7,249
                                          ============        ============       ============      ============

Assets  purchase  from
----------------------
Dimension  Marketing  Limited                        -                 691                  -               691
                                          ============        ============       ============      ============


(c)  Due  from  a  related  party

                                                       AS OF
                                                   JUNE 30, 2004
                                            Note        US$
                                                   -------------

Guangzhou Cyber Strategy Limited                          75,818
                                                   =============

     The amount due from a related party represents unsecured advances which is interest-free and repayable on demand.


(d)  Due  to  related  parties

                                                       AS OF
                                                   JUNE 30, 2004
                                                        US$
                                                   -------------

Mr.  Chan  Chi  Ming                                       5,128
Mr.  John  Hui                                            57,105
Mr.  Ringo  Leung                                          1,095
Guangzhou  Goldlion  City  Properties  Co.,  Ltd.          7,785
Beijing Wanlong Economic Consultancy Corporation Ltd.     18,122
Guangzhou  City  International  Exhibition  Company        9,061
General (Guangzhou) Business Network Limited              10,519
Top  Link  Ventures  Limited                               5,128
Cui  Wencheng                                             11,616
Yang  Xin                                                  7,488
Simon  Guo                                                28,942
Li  Jingping                                              62,594
Zhao  Lin                                                  5,616
Xelec  Inc.                                                5,128
                                                   -------------
Classified  as  current  liabilities                     235,327
                                                   =============

     The amounts due from related parties represent unsecured advances which are interest-free and repayable on demand.

(e)  Due  to  a  shareholder

                                                       AS OF
                                                   JUNE 30, 2004
                                                        US$
                                                   -------------

Mr.  William  Tsang                                      954,995
                                                   =============

The amount due to a shareholder represents unsecured advances which is interest-free and not repayable within one year.

9.   SUPPLEMENTARY  DISCLOSURE  OF  CASH  FLOW  INFORMATION

(A)  SUMMARY  OF  EFFECT  OF  ACQUISITION  OF  SUBSIDIARY

                                                     SIX MONTHS
                                                ENDED JUNE 30, 2004
                                                        US$
                                                   -------------
NET  ASSETS  ACQUIRED
TRADE  AND  OTHER  RECEIVABLES                               654

ADD:  GOODWILL ARISING FROM
      ACQUISITION OF SUBSIDIARY                          359,346
                                                   -------------
CONSIDERATION                                            360,000
                                                   =============

(B) ANALYSIS OF THE NET INFLOW OF CASH AND CASH EQUIVALENTS IN RESPECT OF ACQUISITION DURING THE PERIOD

                                                     SIX MONTHS
                                                ENDED JUNE 30, 2004
                                                        US$
                                                   -------------

CONSIDERATION                                           (360,000)
ISSUANCE OF COMMON STOCK FOR
SATISFYING THE CONSIDERATION                             240,000
PURCHASE  CONSIDERATION  IN  ARREAR                      120,000
                                                   -------------
NET  INFLOW  OF  CASH  AND  CASH  EQUIVALENTS                  -
                                                   =============


In addition to the above consideration of US$360,000, the Company has committed to inject cash of US$120,000 to the newly acquired subsidiary as operating funds.

10.  BUSINESS  SEGMENT  INFORMATION



                                          Three-Month Period Ended June 30,      Six-Month Period Ended June 30,
                                              2004                2003               2004              2003
                                          ------------        ------------       ------------      ------------
                                               US$                 US$                US$               US$

OPERATING  REVENUES
Club  services                                 101,694             502,690            173,089           888,737
Consultancy  service                                 -              96,154                  -           192,309
Rental                                         182,588              14,780            342,844            30,224
Sale  of  goods                                 51,440             265,173            123,560           271,068
Others                                            (153)              2,053               (153)            2,053
                                          ------------        ------------       ------------      ------------
                                               335,569             880,852            639,340         1,384,391
                                          ============        ============       ============      ============


LOSS  FROM  OPERATIONS
Club  services                                (281,179)            (92,160)          (504,179)         (271,083)
Consultancy  service                                 -               8,208                  -           101,128
Rental                                         (41,096)           (260,872)           (85,743)         (378,990)
Sale  of  goods                                    825             (19,224)           (27,990)          (33,528)
Others                                               -             (20,158)                 -           (20,158)
                                          ------------        ------------       ------------      ------------

                                              (321,450)           (384,176)          (617,912)         (602,631)
Corporate  expenses                           (379,634)            (76,500)        (1,592,399)         (113,641)
                                          ------------        ------------       ------------      ------------

Consolidated  operating  loss                 (701,084)           (460,676)        (2,210,251)         (716,272)

Other  income                                  102,061                 422            102,150             1,507
Interest  expense                               (4,738)             (3,560)            (8,730)           (5,832)
Minority  interest                                 628                   -                628                 -
                                          ------------        ------------       ------------      ------------

Consolidated loss before income taxes         (603,133)           (463,814)         2,116,203          (720,597)
                                          ============        ============       ============      ============




9.   POST  BALANCE  SHEET  EVENT

On July 20, 2004, Mr. William Tsang and Powertronic Holdings Limited ("Powertronic") exercised their warrants. Mr. Tsang and Powertronic purchased 1,500,000 and 2,000,000 shares of the common stock of the Company at a price of US$0.92 and US$0.575 per share respectively. After the purchase, Mr. Tsang held 4,500,000 and 2,500,000 warrants to purchase 4,500,000 and 2,500,000 shares at a price of US$0.75 and US$0.92 respectively. Powertronic held 2,000,000 warrants to purchase 2,000,000 shares at a price of US$0.575.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CHINA  WORLD  TRADE  CORPORATION


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


OVERVIEW

     We were incorporated in the State of Nevada in 1998 to engage in any lawful corporate undertaking. Our business objective is to open and operate business clubs in the major cities of China in association with the World Trade Center Association in order to position ourselves as the platform to facilitate trade between China and the world market. We currently operate a club in Guangzhou, PRC, and are in the process of opening a club in Beijing, PRC, which is completed and fully operational in the April 2004. Additionally, we expect to open a club in Shanghai and Shenzhen, PRC in 2005. Finally, we plan to create a Chinese/English internet portal to serve foreign and Chinese small to medium sized business. No assurances can be given, however, that we will be successful in our endeavors.

     Our growth and development as a business enterprise has been marked by a number of significant corporate events. Pursuant to a Share Exchange Agreement, dated as of August 10, 2000, between Virtual Edge Limited ("VEL") and Main Edge International Limited ("Main Edge"), Main Edge transferred all of the issued and outstanding shares of the capital stock of VEL to the Company in exchange of 1,961,175 shares of our pre-split common stock, representing approximately 75% of our outstanding shares of the common stock. According, we controlled the operations of VEL, and Main Edge became our majority stockholder. We then undertook an 8-for-1 forward split that was effective on 15th day of September 2000, which resulted in Main Edge owing 15,689,400 shares of our common stock. Then, five major developments occurred. These were: (i) the consummation of two private placement financings by Powertronic Holdings Limited ("Powertronic") in September 2002 and December 2002 in which it acquired shares of our common stock, (ii) an acquisition of all the issued and outstanding shares of General Business Network (Holdings) Ltd. in December 2002, (iii) a 1-for-30 reverse stock split that was effective on September 1, 2002. (iv) the assignment of the rights of the after tax rental income of certain premises from Mr. Tsang for a five year period in December 2003, and (v) the exercise of warrant by Mr. Tsang in March 2004. As a result of these transactions, Mr. Chi Hung Tsang became the new major shareholder and owns over 9,200,000 shares of our common stock and Powertronic owns 2,000,000 shares. Mr. Chi Hung Tsang is currently Chairman of our Board of Directors.


RESULTS  OF  OPERATIONS

     The following table shows the selected audited and unaudited condensed consolidation income statement data of the Company and its subsidiaries for the three-month period and six-month period ended June 30, 2003 and 2004. The data should be read in conjunction with the audited and unaudited Condensed
Consolidated  Financial  Statements  of  the  Company and related notes thereto.




                                          Three-Month Period Ended June 30,      Six-Month Period Ended June 30,
                                              2004                2003               2004              2003
(Amounts  in  thousands  US$)             ------------        ------------       ------------      ------------
                                               US$                 US$                US$               US$

Operating revenue                                  336                 881                639             1,384
Operating costs and expenses                      (162)               (352)              (347)             (464)
Selling, general & administrative expenses        (875)               (989)            (2,502)           (1,636)
                                          ------------        ------------       ------------      ------------

Loss from Operations                              (701)               (460)            (2,210)             (716)

Other Income                                       102                   -                102                 2
Interest expense                                    (5)                 (4)                (9)               (6)
Equity in net loss of affiliate                      -                 (32)                 -               (32)

Minority interest                                    1                   -                  1                40
                                          ------------        ------------       ------------      ------------

Net Loss                                          (603)               (496)            (2,116)             (712)
                                          ============        ============       ============      ============




THREE-MONTH PERIOD ENDED JUNE 30, 2004 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2003

     OPERATING  REVENUE

     The aim of the Company is to continue to provide trade agency business linking companies in China and the rest of the world. As of June 30, 2004, we had three operating arms, namely the Beijing World Trade Center Club ("BWTCC"), Guangzhou World Trade Center Club ("GWTCC"), and General Business Network (Holdings) Limited ("GBN"). BWTCC has completed its renovation in late April 2004 and is engaged in the establishment of a business club located in Beijing, while GWTCC is engaged in the operation with the business club in Guangzhou, the PRC. In addition to provide recreation, business center services, communication and information services, products exhibitions services, and commercial and trading brokerage services by both BWTCC and GWTCC, GWTCC also provides food and beverages. GBN is an investment holding company, which primarily engages in property investments, advertising and promotional businesses, consulting and trading businesses.

The Company has started to recruit members, and to provide consultancy, catering and business center services through its subsidiary GWTCC located in Guangdong Province, the PRC since June 2002, and trading business through a subsidiary of GBN since March 2003. Operating revenue for the three-month period ended June 30, 2004 was $336,000, compared to $881,000 for the same corresponding period in year 2003, a decrease of $545,000 or 62%. The decrease was mainly the result of the decrease in revenue generated from club related and trading businesses, which was partially offset by an increase in rental income. The reason for the decrease in club related businesses was due to the closing down of the Chinese restaurant to further trim costs of the club facilities in Guangzhou. Of the $336,000 revenue in year 2004, approximately $102,000 (30%) was generated from providing club related services by GWTCC and BWTCC, $51,000 (15%) from trading business, and $183,000 (55%) from rental.

Operating costs and expenses was $162,000 for the three-month period ended June 30, 2004, as compared to the same corresponding period in year 2003 of $352,000, a decrease of $190,000. The $190,000 decrease was primarily incurred in relation to the decrease in the cost of sales in the trading business.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Selling, general and administrative expenses decreased by $114,000 or 12% to $875,000 for the three-month period ended June 30, 2004 from $989,000 for the same corresponding period in 2003. The increase was mainly due to:

i) Staff Costs of GWTCC: Staff related costs of the GWTCC decreased by $98,000 or 61% to $61,000 as compared to the same corresponding period in year 2003 of $159,000. The decrease was the result of the cessation of the Chinese restaurant of GWTCC.

ii) Corporate Image Promotion Expenses: Corporate promotion related expenses was approximately $86,000, as compared to approximately $20,000 for the same corresponding period in year 2003, an increase of $66,000 or 330%. These expenses consisted of expenses in connection with hotel lodging, travel and promotion for the investors' awareness effort, which the China World Trade Corporation was necessitated to incur in the US as a publicly listing company.

Other major decrease in selling, general and administrative expenses includes a decrease of commission expense of $108,000 for the three-month ended June 30, 2004.

FINANCIAL  INCOME/(EXPENSES),  NET

There was an insignificant amount of approximately $5,000 of interest expenses for the three-month period ended June 30, 2004, as compared to $4,000 for the same corresponding period in year 2003.

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

SIX-MONTH PERIOD ENDED JUNE 30, 2004 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2003

     OPERATING  REVENUE

     Operating revenue for the six-month period ended June 30, 2004 was $639,000, compared to $1,384,000 for the same corresponding period in year 2003, a decrease of $745,000 or 54%. The decrease was mainly the result of the decrease in revenue generated from club related and trading businesses, which was partially offset by an increase in rental income. The reason for the decrease in club related businesses was due to the closing down of the Chinese restaurant to further trim costs of the club facilities in Guangzhou. Of the $639,000 revenue in year 2004, approximately $173,000 (27%) was generated from providing club related services by GWTCC and BWTCC, $123,000 (19%) from trading business, and $343,000 (54%) from rental.

Operating costs and expenses was $348,000 for the six-month period ended June 30, 2004, as compared to the same corresponding period in year 2003 of $464,000, a decrease of $116,000. The $116,000 decrease was primarily incurred in relation to the decrease in the cost of sales in the trading business and the cessation of the Chinese restaurant in GWTCC.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Selling, general and administrative expenses increased by $866,000 or 53% to $2,502,000 for the six-month period ended June 30, 2004 from $1,636,000 for the same corresponding period in 2003. The increase was mainly due to:

i) Professional Fees: Professional fees increased by approximately $911,000 for the six-month period ended June 30, 2004, as compared to the same corresponding period in 2003. The increase was mainly due to the additional fees paid to accounting, outside consultants and US securities professionals to maintain the corporate status of the Company, to market the co-brand WTC Kim's Card, to provide IT advices, and to seek future capital raising opportunities. Due mainly to the tight working capital control policy imposing by the Company, the outside consultants and the US securities professionals were paid by consultant shares rather than by cash. The increase of $911,000 in professional fees was mainly a result of the non-cash accounting entries.

ii) Staff Costs of GWTCC: During the second quarter of 2004, Staff related costs of the GWTCC decreased by $98,000 or 61% to $61,000 as compared to the same corresponding period in year 2003 of $159,000. The decrease was the result of the cessation of the Chinese restaurant of GWTCC.

iii) Corporate Image Promotion Expenses: Corporate promotion related expenses increased by approximately $85,000, as compared to the same corresponding period in year 2003. These expenses consisted of expenses in connection with hotel lodging, travel and promotion for the investors' awareness effort, which the China World Trade Corporation was necessitated to incur in the US as a publicly listing company.

FINANCIAL  INCOME/(EXPENSES),  NET

There was an amount of approximately $9,000 of interest expenses for the six-month period ended June 30, 2004, as compared to approximately $6,000 for the same corresponding period in year 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

During the reporting period, a total of 104,027 shares of the common stock of China World Trade Corporation were issued, of which 24,027 shares were paid for the research services rendered by The Research Works and the remaining 80,000 shares were used for the facilitation of the CEO Clubs acquisition.

We believe that the level of financial resources is a significant factor for our future development and accordingly may choose at any time to raise capital through debt or equity financing to strengthen its financial position, facilitate growth and provide us with additional flexibility to take advantage of business opportunities.

OTHER  SIGNIFICANT  EVENTS

On April 7, 2004, China World Trade Corporation entered into a share exchange agreement with CEO Clubs China Limited ("CEO Clubs") to acquire 51% of the total issued and outstanding shares of the common stock of CEO Clubs. On closing a total of 80,000 restricted shares of the common stock of China World Trade Corporation were issued on May 7, 2004 and US$120,000 in deferred cash payment. This transaction was completed on May 1, 2004.

In mid April of 2004, the BWTCC has completed its renovation of the 2nd Floor of the Landmark Tower in Beijing and has opened for business.

The Company entered into an Equity Transfer Agreement dated April 20, 2004 and a Supplementary Agreement dated June 1, 2004 to acquire 51% of the capital stock of Guangdong New Generation Commercial Management Limited, a limited liability company organized under the laws of the Peoples' Republic of China ("New Generation") from Guangdong Huahao Industries Group Co., Ltd. New Generation is engaged in flight ticketing, insurance and travel agents services. The total consideration of this acquisition was approximately US$10,232,000, of which approximately US$1.2 million in cash was paid on closing (with the payment of approximately US$1.5 million in cash to be deferred until September 30, 2004), and the remaining approximately US$7.5 million was paid by issuing a total of 4,081,238 restricted shares of the common stock of the Company. This acquisition was closed on August 2, 2004.

On July 20, 2004, the major controlling shareholder and Chairman of China World Trade Corporation, Mr. Chi Hung Tsang and a second major shareholder, Powertronic Holdings Limited exercised warrants to purchase additional 3.5 million shares of the common stock of the Company. As a result, the Company received total net proceeds of approximately US$2.5 million, which was used to complete the acquisition of New Generation and to provide addition working capital to further advance the development of the China World Trade Corporation.

As a result of all the said significant events happened during and after the reporting period, the pro forma net asset value of the Company as of March 31, 2004 increased to approximately US$14 million. (Please refer to our Form 8K filing on August 12, 2004).

     PROFORMA  FINANCIAL  STATEMENTS

     The following unaudited pro forma condensed consolidated balance sheet as of March 31, 2004 and the unaudited pro forma condensed consolidated statements of operations for the three-month period ended March 31, 2004 are based on the historical financial statements of China World Trade Corporation, Guangdong New Generation Commercial Management Limited ("GNGCM") and Guangdong Hauhao Insurance Agency Limited ("GHIAL") after giving effect to the acquisition of GNGCM and GHIAL by the Company ("Acquisition") using the purchase method of accounting and the assumptions and adjustments described in the accounting notes to the unaudited pro forma condensed consolidated financial statements. The Acquisition was completed on August 2, 2004.

The unaudited pro forma condensed consolidated balance sheet of the Company, GNGCM and GHIAL as of March 31, 2004 is presented to give effect to the Acquisition as if it had occurred on March 31, 2004.

The unaudited pro forma condensed consolidated financial statements should be read in conjunction with the historical consolidated financial statements and accompanying notes contained in the Company's Form 10-KSB for the year ended September 30, 2003 filed on January 13, 2004, the Company's Form-10QSB quarterly report for the three-month period ended March 31, 2004 filed on May 14, 2004 and the audited financial statements of GNGCM and GHIAL for the year ended December 31, 2003 and for the three-month period ended March 31, 2004 prepared in accordance with the accounting principles generally accepted in the United States of America ("USGAAP"). The unaudited pro forma condensed consolidated financial statements are not intended to be representative or indicative of the consolidated results of operations or financial condition of the Company that could have been reported had the Acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.


CHINA  WORLD  TRADE  CORPORATION

UNAUDITED  PRO  FORMA  CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2004

                                                                                                   PRO FORMA
                                                                               Pro forma          CONSOLIDATED
                                       GNGCM         GHIAL      The Company   adjustments           BALANCE
                                    -----------   -----------   -----------   -----------         -----------
                                        US$           US$           US$           US$                 US$


                                     ASSETS

CURRENT  ASSETS

Cash  and  cash  equivalents          2,312,366        21,406       827,792    (2,745,000)  (a)     2,916,564
                                                                                2,500,000   (b)
Trade  receivable                     1,144,170             -        18,015                         1,162,185
Other  receivable                             -       581,878        24,847                           606,725
Due  from  related  parties              20,736             -       115,525                           136,251
Rental  and  other  deposits            664,406             -       338,732                         1,003,138
Prepayments                                   -           845        87,989                            88,834
Inventories                                   -             -        50,682                            50,682
Short  term  investment                  12,067             -             -                            12,067
                                    -----------   -----------   -----------                       -----------
TOTAL  CURRENT  ASSTS                 4,153,735       604,129     1,463,582                         5,976,446

Intangible  asset                             -             -     1,680,000                         1,680,000
Goodwill                                      -             -        30,000    14,139,499   (c)    14,169,499
Property, plant and equipment, net      119,429         8,766     3,041,713                         3,169,908
Investment  in a subsidiary                   -             -             -    10,232,000   (a)             -
                                                                              (10,232,000)  (c)
                                    -----------   -----------   -----------                       -----------

TOTAL  ASSETS                         4,273,164       612,895     6,215,295                        24,995,853
                                    ===========   ===========   ===========                       ===========

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT  LIABILITIES

Trade  payables                       4,052,587             -        19,671                         4,072,258
Accrued  charges                      1,370,414             -        95,428                         1,465,842
Other  payables                               -        31,962       107,755                           139,717
Tax  payables                         1,123,445         4,573             -                         1,128,018
Due  to  related  parties               580,373             -       140,926                           721,299
Deposits  received                            -             -        39,471                            39,471
Deferred  income                              -             -         6,362                             6,362
Short  term  bank  loan               1,206,695             -             -                         1,206,695
Long-term bank loan - current portion         -             -        43,861                            43,861
                                    -----------   -----------   -----------                       -----------
TOTAL  CURRENT  LIABILITIES           8,333,514        36,535       453,474                         8,823,523

Long-term  bank  loan
-  non-current  portion                       -             -       437,194                           437,194
Due  to  a  shareholder                       -             -     1,299,615                         1,299,615
                                    -----------   -----------   -----------                       -----------
Total  liabilities                    8,333,514        36,535     2,190,283                        10,560,332
                                    -----------   -----------   -----------                       -----------

Minority  interest                            -             -             -       423,509   (c)       423,509
                                    -----------   -----------   -----------                       -----------

STOCKHOLDERS'  EQUITY

                                                                                    4,081   (a)
                                                                                    3,500   (b)
Common  stock                           603,347     1,206,695        17,726    (1,810,042)  (c)        25,307

Additional  paid-in  capital                  -             -    15,846,315     7,482,919   (a)    25,825,734
                                                                                2,496,500   (b)

Due  from  related  party            (4,785,937)   (1,362,989)            -     6,148,926   (c)             -

Dedicated  reserves                     301,674       110,872             -      (412,546)  (c)             -

Accumulated (deficit) profit           (179,434)      621,782   (11,839,029)     (442,348)  (c)   (11,839,029)
                                    -----------   -----------   -----------                       -----------

TOTAL  STOCKHOLDERS'  EQUITY         (4,060,350)      576,360     4,025,012                        14,012,012
                                    -----------   -----------   -----------                       -----------

TOTAL  LIABILITIES  AND
STOCKHOLDERS'  EQUITY                 4,273,164       612,895     6,215,295                        24,995,853
                                    ===========   ===========   ===========                       ===========



CHINA  WORLD  TRADE  CORPORATION

UNAUDITED  PRO  FORMA  CONDENSED  CONSOLIDATED  STATEMENT  OF  OPERATIONS

THREE-MONTH  PERIOD  ENDED  MARCH  31,  2004
-------------------------------------------------------------------

                                                                                                   PRO FORMA
                                                                               Pro forma          CONSOLIDATED
                                       GNGCM         GHIAL      The Company   adjustments           BALANCE
                                    -----------   -----------   -----------   -----------         -----------
                                        US$           US$           US$           US$                 US$

OPERATING  REVENUES                   1,702,463       163,543       303,771                         2,169,777
                                    -----------   -----------   -----------                       -----------

OPERATING  EXPENSES
Operating  costs  and  expenses        (956,869)       (9,724)     (186,001)                       (1,152,594)
Selling, general and
administrative  expenses               (134,490)      (60,282)   (1,626,937)                       (1,821,709)
                                    -----------   -----------   -----------                       -----------
PROFIT  (LOSS)  FROM  OPERATIONS        611,104        93,537    (1,509,167)                         (804,526)

NON-OPERATING  (EXPENSES)  INCOME

Other  income                             1,958            61            89                             2,108
Interest  expenses                      (18,647)            -        (3,992)                          (22,639)
                                    -----------   -----------   -----------                       -----------

PROFIT (LOSS) BEFORE INCOME
TAXES  AND  MINORITY  INTEREST          594,415        93,598    (1,513,070)                         (825,057)

INCOME  BEFORE  INCOME  TAXES
AND  MINORITY  INTERESTS
Provision  for  income  taxes           (42,446)       (4,573)            -                           (47,019)
                                    -----------   -----------   -----------                       -----------

PROFIT  (LOSS)  BEFORE
MINORITY  INTEREST                      551,969        89,025    (1,513,070)                         (872,076)
                                    -----------   -----------   -----------                       -----------

MINORITY  INTEREST                            -             -             -      (335,880)  (d)      (335,880)
                                    -----------   -----------   -----------                       -----------

NET  PROFIT  (LOSS)                     551,969        89,025    (1,513,070)                       (1,207,956)
                                    ===========   ===========   ===========                       ===========

LOSS PER SHARE OF COMMON STOCK
-  Basic                                      -             -         (0.09)                            (0.06)
                                    ===========   ===========   ===========                       ===========

Weighted  average  number  of  shares
of  common stock outstanding                  -             -    16,249,106     4,081,238   (e)    20,330,344
                                    ===========   ===========   ===========                       ===========



CRITICAL  ACCOUNTING  POLICIES

     Besides the accounting policies as described in note 1 to the financial statements for the period ended June 30, 2004, the management considers that the Group has not adopted any other critical accounting policies.


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



                                                China  World  Trade  Corporation
                                                --------------------------------
                                               (Registrant)

Date:  August  16,  2004                        /s/  John  H.W.  Hui
 -------------------------------                --------------------------------
                                                John  H.W.  Hui
                                                Chief  Executive  Officer