Form 10QSB
period 2004-09-30
CHINA WORLD TRADE CORP
filed 2004-11-19
CIK 1081834

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

     FOR the quarterly period ended September 30, 2004

[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(D)  OF  THE  EXCHANGE  ACT

     For the transition period from _________________ to _________________

                        Commission file number 000-26119

                          CHINA WORLD TRADE CORPORATION
                          -----------------------------

        (Exact name of small business issuer as specified in its charter)


          Nevada                                           87-0629754
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation  or  organization)


                   3rd Floor, Goldlion Digital Network Center
                           138 Tiyu Road East, Tianhe
                                 Guangzhou, PRC
                                 --------------
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As at September 30, 2004, there were 25,896,699 shares of common stock outstanding.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ] No [X]


                              INDEX TO FORM 10-QSB

                                                                        Page  No
                                                                        --------

PART  I
-------

Item  1.  Financial  Statements

          Condensed  Consolidated  Balance  Sheets
          -  As  of  September  30,  2004                                      3

          Condensed  Consolidated  Statements  of  Operations
          -  Nine  Months Ended September 30, 2004 and 2003                    4

          Condensed  Consolidated  Statements  of  Cash  Flows
          -  Nine  Months  Ended  September  30,  2004  and 2003               5

          Notes  to  Financial  Statements                                     6

Item  2.  Management's Discussion and Analysis of Financial Condition
          And  Results  of  Operations                                        14

Item  3.  Controls  and  Procedures                                           17

PART  II
--------

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


                        PART I -- FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

Unaudited financial statements China World Trade Corporation for the nine months ended September 30, 2004 and 2003.


                          CHINA WORLD TRADE CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                            As of September 30, 2004
==============================================================================

                       ASSETS                         NOTE           US$
                                                                --------------

CURRENT  ASSETS
   Cash  and  cash  equivalents                                      1,137,278
   Trade  and  other  receivables                      3             8,236,107
   Rental  and  other  deposits                                      1,549,172
   Prepayments                                                         206,845
   Inventories                                                           8,588
   Short-term  investment                                               24,163
                                                                --------------
      Total  current  assets                                        11,162,153
                                                                --------------

INTANGIBLE  ASSET                                                    1,722,676
GOODWILL                                                             8,965,499
PROPERTY,  PLANT  AND  EQUIPMENT,  NET                               3,879,057
                                                                --------------

      Total  assets                                                 25,729,385
                                                                ==============

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT  LIABILITIES
   Trade  and  other  payables                         4             6,165,838
   Deferred  income                                                     10,495
   Short-term  bank  loans                                           1,570,598
   Long-term  bank  loan  -  current  portion          5                44,746
                                                                --------------
TOTAL  CURRENT  LIABILITIES                                          7,791,677

Long-term  bank  loan  -  non-current  portion         5               414,597
Due  to  a  shareholder                                8(e)            333,722
                                                                --------------
TOTAL  LIABILITIES                                                   8,539,996

MINORITY  INTEREST                                                   3,376,955

COMMITMENTS  AND  CONTINGENCIES

STOCKHOLDERS'  EQUITY
   Preferred stock, par value of US$0.001 each;
   10,000,000 shares authorized, none issued or outstanding                  -
   Common stock, par value of US$0.001 each; 50,000,000
   shares authorized, 25,896,699 shares (including
   433,333 shares to be issued)issued at
   September 30, 2004                                  6                25,897
   Additional  paid-in  capital                                     26,987,112
   Accumulated  deficit                                            (13,200,575)
                                                                --------------
      TOTAL  STOCKHOLDERS'  EQUITY                                  13,812,434

      TOTAL  LIABILITIES  AND  STOCKHOLDERS'  EQUITY                25,729,385
                                                                ==============


The financial statements should be read in conjunction with the accompanying notes.



                                     CHINA WORLD TRADE CORPORATION
                       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  Three-month and nine-month periods ended September 30, 2004 and 2003
=================================================================================================================

                                       THREE-MONTH PERIOD ENDED SEPTEMBER 30,   NINE-MONTH PERIOD ENDED SEPTEMBER 30,
                                              2004                2003                 2004              2003
                                          ------------        ------------         ------------      ------------
                                               US$                 US$                  US$               US$
                                            UNAUDITED           UNAUDITED            UNAUDITED         UNAUDITED

OPERATING  REVENUES                            943,526             995,145            1,582,866         2,379,536

Operating  costs  and  expenses               (191,066)           (620,546)            (538,611)       (1,085,454)

Selling, general and administrative
expenses                                    (1,337,440)         (1,556,410)          (3,839,486)       (3,192,166)
                                          ------------        ------------         ------------      ------------

LOSS  FROM  OPERATIONS                        (584,980)         (1,181,811)          (2,795,231)       (1,898,084)

NON-OPERATING  INCOME  (EXPENSES)

Other  income                                   27,733               1,065              129,883             2,572

Interest  expense                              (23,235)            (11,251)             (31,965)          (17,083)

Equity  in  net  loss  of  affiliate                 -                   -                    -           (32,051)
                                          ------------        ------------         ------------      ------------

LOSS BEFORE INCOME TAXES
AND MINORITY INTEREST                         (580,482)         (1,191,997)          (2,697,313)       (1,944,646)

Provision  for  income  taxes                  (15,836)                  -              (15,836)                -
                                          ------------        ------------         ------------      ------------

LOSS  BEFORE  MINORITY  INTEREST              (596,318)         (1,191,997)          (2,713,149)       (1,944,646)

Minority  interest                            (162,095)                  -             (161,467)           40,522
                                          ------------        ------------         ------------      ------------

NET  LOSS                                     (758,413)         (1,191,997)          (2,874,616)       (1,904,124)
                                          ============        ============         ============      ============

LOSS PER SHARE OF COMMON STOCK- Basic            (0.03)              (0.11)               (0.15)            (0.18)
                                          ============        ============         ============      ============

Weighted average number of shares
of common stock outstanding                 23,362,506          10,970,497           19,148,417        10,618,849
                                          ============        ============         ============      ============


The financial statements should be read in conjunction with the accompanying notes.



                                         CHINA WORLD TRADE CORPORATION
                            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Nine-month period ended September 30, 2004
===============================================================================================================

                                                                              NINE-MONTH PERIOD ENDED SEPTEMBER 30,
                                                                                     2004              2003
                                                                                 ------------      ------------
                                                                Note                  US$               US$
                                                                                   UNAUDITED         UNAUDITED

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
Net  loss                                                                          (2,874,616)       (1,904,125)
Adjustments to reconcile net loss to net cash
used in operating activities:
   Minority  interest                                                                 161,467           (40,522)
   Amortization  of  intangible  assets                                               270,000                 -
   Equity  in  net  loss  of  affiliate                                                     -            32,051
   Stock  issued  for  services                                                       640,407           600,000
   Depreciation                                                                       149,456            77,622
   Impairment  loss  on  property,  plant  and  equipment                                   -           106,975
   Impairment  loss  on  goodwill                                                     251,448                 -
   Decrease  in  deferred  income                                                     (12,682)         (357,628)
   Changes  in  working  capital:
      Trade  and  other  receivables                                               (1,108,413)          300,578
      Rental  and  other  deposits                                                   (722,766)           (9,821)
      Prepayments                                                                     362,923            45,499
      Inventories                                                                      64,795          (268,917)
      Trade  and  other  payables                                                     726,645           767,727
                                                                                 ------------      ------------
         NET  CASH  USED  IN  OPERATING  ACTIVITIES                                (2,091,336)         (650,561)
                                                                                 ------------      ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
   Acquisition of subsidiaries                                       9             (3,459,562)          123,707
   Acquisition  of  an  affiliate                                                           -           (32,051)
   Acquisition  of  property,  plant  and  equipment                                  (63,707)          (49,045)
   Purchase of investment securities                                                  (11,840)                -
                                                                                 ------------      ------------
         NET  CASH  (USED  IN)  PROVIDED  BY  INVESTING  ACTIVITIES                (3,535,109)           42,611
                                                                                 ------------      ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
   Capital  contribution  from  minority  shareholder  of  a  subsidiary            2,821,824             4,477
   Advance  from  a  shareholder                                                      333,722                 -
   Proceed from new bank loans                                                              -           812,820
   Repayment  of  amount  borrowed                                                 (1,008,972)          (10,482)
   Issuance  of  new  shares                                                        4,302,378                 -
                                                                                 ------------      ------------
         NET  CASH  PROVIDED  BY  FINANCING  ACTIVITIES                             6,448,952           806,815
                                                                                 ------------      ------------

         NET  INCREASE  IN  CASH  AND  CASH  EQUIVALENTS                              822,507           198,865

CASH  AND  CASH  EQUIVALENTS  AT  BEGINNING  OF  PERIOD                               314,771            74,355
                                                                                 ------------      ------------
CASH  AND  CASH  EQUIVALENTS  AT  END  OF  PERIOD                                   1,137,278           273,220
                                                                                 ============      ============

ANALYSIS  OF  BALANCES  OF  CASH  AND  CASH  EQUIVALENTS
   Cash  and  bank  balances                                                        1,137,278           273,220
                                                                                 ============      ============

NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES
   Common  stocks  issued  for  services                                              640,407           600,000
   Purchase  of  subsidiaries  by:
      -  issuance  of  common  stock                                                7,703,768         3,200,000
      -  purchase  consideration  in  arrear                                           70,000                 -
                                                                                 ============      ============



The financial statements should be read in conjunction with the accompanying notes.

                          CHINA WORLD TRADE CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      THREE-MONTH AND NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2004 AND 2003


1.   BASIS  OF  PRESENTATION

The accompanying financial data as of September 30, 2004 and for the three-month and nine-month periods ended September 30, 2004 and 2003, have been prepared by the Company, without audit. Following the change of the Company's financial year end date from September 30 to December 31 with effect from the period ended December 31, 2003, these quarterly financial statements have been prepared based on the newly adopted financial year.

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

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2004 and for the three-month and nine-month periods ended September 30, 2004 and 2003, have been made. The results of operations for the three-month and nine-month periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.


2.   PREPARATION  OF  FINANCIAL  STATEMENTS

The Company has net loss of US$758,413 and US$2,874,616 for the three-month and nine-month periods ended September 30, 2004. The Company is an investment holding company. The subsidiaries are principally engaged in the businesses of providing club services, business traveling services and properties investments. Management has developed a strategy, which it believes can be accomplished and will enable the Company to operate in the future. However, there can be no assurance that the Company will be successful with its efforts to attain profitable operations. The inability of the Company to attain profitable operations in the near term could adversely impact the Company's business, financial position and prospects.

3.   TRADE  AND  OTHER  RECEIVABLES

                                                          AS OF
                                                   SEPTEMBER 30, 2004
                                            Note           US$
                                                      -------------

     Trade receivables                                    1,288,475
     Due from related parties                8(c)         6,751,033
     Other receivables                                      196,599
                                                      -------------
                                                          8,236,107


4.   TRADE  AND  OTHER  PAYABLES

                                                          AS OF
                                                   SEPTEMBER 30, 2004
                                            Note           US$
                                                      -------------

     Trade payables                                       2,808,570
     Income tax payable                      12           1,165,343
     Accrued charges                                        133,778
     Other payables                          12           1,808,388
     Due to related parties                  8(d)           197,012
     Deposits received                                       52,747
                                                      -------------
                                                          6,165,838


5.   LONG-TERM  BANK  LOAN

The outstanding loan balance of US$459,343 as of September 30, 2004 bears interest at 4% per annum and is repayable serially from 2004 to 2013. The maturity of the long-term bank loan is as follows:


PRINCIPAL        PAYABLES  DURING  THE  FOLLOWING  PERIODS
  US$

 44,746          October  2004  to  September  2005
---------
 46,568          October  2005  to  September  2006
 48,466          October  2006  to  September  2007
 50,440          October  2007  to  September  2008
 52,495          October  2008  to  September  2009
216,628          from  October  2009  onwards
---------
414,597
---------
459,343
=========

6.   ISSUANCE  OF  SHARES

THE FOLLOWING CAPITAL STOCK TRANSACTIONS, WHICH WERE ALL RECORDED AT FAIR VALUES AS OF THEIR RESPECTIVE DATES OF AGREEMENT, OCCURRED DURING THE THREE-MONTH
PERIOD  ENDED  SEPTEMBER  30,  2004:

a) On July 12, 2004, the Company issued 43,500 shares to CEO cast Inc. for consulting services provided.

b) On July 20, 2004, Mr. William Tsang and Powertronic Holdings Limited ("Powertronic") exercised a two-year warrant. Mr. Tsang and Powertronic purchased 1,500,000 and 2,000,000 shares of the common stock of the Company at a price of US$0.92 and US$0.575 per share respectively. As of September 30, 2004, Mr. Tsang held 4,500,000 and 2,500,000 warrants to purchase 4,500,000 and 2,500,000 shares at a price of US$0.75 and US$0.92 respectively, and Powertronic held 2,000,000 warrants to purchase 2,000,000 shares at a price of US$0.575.

c) On July 21, 2004, the Company entered into an agreement with Duncan Capital LLC for private placement. 433,333 shares of US$1.499 cash to be issued were included in common stock as of September 30, 2004.

d) On July 30, 2004, the Company issued 4,081,238 shares to the shareholders of Guangdong New Generation Commercial Management ("GNGCM") and Guangdong Hauhao Insurance Agency Limited ("GHIAL") as consideration for acquisition of 51% interest in GNGCM.

e) On August 31, 2004, the Company issued 2,000 shares to The Equitis Group as a compensation for termination of a contact.


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

On  April  30,  2004:         25   %
On  December  30,  2004:      25   %
Each  quarter  thereafter:     6.25%  (until  fully  vested)


Had compensation expenses for the same stock options been determined based on their fair values at the dates of grant and been amortized over the period from the date of grant to the date that the award is vested, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been reported as follows:




                                       Three-month period ended September 30,   Nine-month period ended September 30,
                                              2004                2003                 2004              2003
                                          ------------        ------------         ------------      ------------
                                               US$                 US$                  US$               US$


Net  loss
   As  reported                               (758,413)         (1,191,997)          (2,874,616)       (1,904,124)
                                          ------------        ------------         ------------      ------------
   Total stock-based compensation expenses     (60,881)                  -             (263,819)                -
                                          ============        ============         ============      ============

Pro  forma                                    (819,294)         (1,191,997)          (3,138,435)       (1,904,124)
                                          ============        ============         ============      ============

Basic  net  loss  per  share
   As  reported                                  (0.03)              (0.11)               (0.15)            (0.18)
                                          ------------        ------------         ------------      ------------
Pro  forma                                       (0.04)              (0.11)               (0.16)            (0.18)
                                          ============        ============         ============      ============



The options granted had a weighted average "fair value" per share on date of grant of US$0.65. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expenses over the options' vesting periods, i.e., 3 years as prescribed under the 2003 Plan. The fair value of the option is estimated on the date of the grant using the Black-Scholes option price model, assuming no dividends and with the following assumptions :

Risk-free  interest  rate        2.1 %
Expected  volatility             2.24%
Contractual  life                3  years


8.   RELATED  PARTY  TRANSACTIONS

(a)  Names  and  relationship  of  related  parties

                                        Existing  relationships with the Company
                                        ----------------------------------------
Mr.  Bernard  Chan                      A shareholder and officer of the Company
Mr.  Bobby  Yu                          A  former  director  of  a  subsidiary
Mr.  Chan  Chi  Ming                    A  director  of  the  Company
Mr.  Luo  Chao  Ming                    A  director  of  the  Company
Mr.  John  Hui                          A  director  of  the  Company
Mr.  Ringo  Leung                       A  former  director  of  the  Company
Mr.  William  Tsang                     A  shareholder  and  director  of  the
                                        Company
Beijing  Wanlong  Economic
Consultancy  Corporation  Ltd.          PRC  partner of a  subsidiary

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

Xelex  Inc.                             A  company in which a shareholder of the
                                        Company  has  beneficial  interest

Top  Link  Ventures Limited             A  company  in  which  a director of the
                                        Company  has  beneficial  interest

Union  East  Consultants  Limited       A  company in which a former director of
                                        a  subsidiary  has  beneficial  interest

Dimension  Marketing  Limited           A  shareholder  of  a  former subsidiary

Mr.  Simon  Guo                         A  director  of  a  subsidiary
Mr.  Li  Jingping                       A  director  of  a  subsidiary
Mr.  Yang  Xin                          A  shareholder  of  the  Company
Mr.  Zhao  Lin                          A  shareholder  of  the  Company
Mr.  Cui  Wencheng                      A  shareholder  of  the  Company
Mr.  Ho  Chi  Kin                       An  independent  director of the Company

Huahao  Industries  Group  Co.  Ltd.    A  shareholder  of  a  subsidiary

Guangzhou SRX Travel Service Limited    A  company  in  which  a director of the
                                        company  has  beneficial  interest

Guangzhou XZR International
Travel Services Limited                 A  company  in  which  a director of the
                                        company  has  beneficial  interest

Huang Ze Hua                            A shareholder of a subsidiary
Chen De Xiong                           A shareholder of a subsidiary

(b)  Summary  of  related  party  transactions




                                             Three-month  period  ended             Nine-month period ended
                                                   September  30,                         September  30,
                                              2004                2003               2004              2003
                                          ------------        ------------       ------------      ------------
                                               US$                 US$                US$               US$

Consulting  fee  expenses  to
-----------------------------
Mr.  Ringo  Leung                                    -                   -              5,128                 -
Mr.  Chan  Chi  Ming                                 -              15,385                  -            30,769
Mr.  Bernard  Chan                                   -               3,846              2,564            12,821
Mr.  Bobby  Yu                                       -                   -                  -             4,231
Mr.  John  Hui                                       -              57,692             57,692           141,026
Mr.  William  Tsang                                  -              57,692             57,692           141,026
Mr.  Luo  Chao  Ming                             4,349                   -             13,048                 -
Mr.  Ho  Chi  Kin                                1,500                   -              1,500                 -
Beijing Wanlong Economic Consultancy
Corporation Ltd.                                 4,531               4,531             13,592            13,592
Guangzhou City International Exhibition Co.      4,531               4,531             13,592            13,592
Xelex  Inc.                                     15,384                   -             35,897                 -
Top  Link  Ventures  Limited                    15,385                   -             46,154                 -
Guangzhou  Cyber  Strategy  Limited                  -                   -              1,938                 -
                                          ============        ============       ============      ============

Rent  and  related  expenses  to
--------------------------------
Guangzhou Goldlion City
Properties Co., Ltd.                           116,607             187,713            337,526           541,389
Huahao  Industries  Group  Co.  Ltd.            37,622                   -             37,622                 -
                                          ============        ============       ============      ============

Consultancy  fee  income  from
------------------------------
Guangzhou  Cyber  Strategy  Limited                  -                   -                  -           192,308
                                          ============        ============       ============      ============

Membership  fee  income  from
-----------------------------
Guangzhou Cyber Strategy Limited                     -                   -                  -            32,016
Union  East  Consultants  Limited                    -                   -             16,008            32,016
                                          ============        ============       ============      ============

Loans  advanced  to
-------------------
Dimension  Marketing  Limited                        -               1,194                  -             2,692
                                          ============        ============       ============      ============

Assets  purchase  from
----------------------
Huahao Industries Group Co. Ltd.               451,970                   -            451,970                 -
                                          ============        ============       ============      ============



8.   RELATED  PARTY  TRANSACTIONS  (CONTINUED)

(c)  Due  from  related  parties

                                                             AS OF
                                                      September 30, 2004
                                                              US$
                                                      ------------------

Guangzhou  Cyber  Strategy  Limited                              159,876
Guangdong  Huahao  Industrial  Group  Co.  Limited             5,643,874
Guangzhou  SRX  Travel  Service  Limited                           2,508
Guangzhou XZR International Travel Services Limited               42,285
Huang  Ze  Hua                                                   360,029
Chen  De  Xiong                                                  542,461
                                                      ------------------
                                                               6,751,033
                                                      ==================

     The amount due from related parties represent unsecured advances which are interest-free and repayable on demand.

(d)  Due  to  related  parties

                                                             AS OF
                                                      September 30, 2004
                                                              US$
                                                      ------------------

Suo  Hong  Xia                                                    24,163
Mr.  John  Hui                                                    11,626
Mr.  Ringo  Leung                                                  1,095
Guangzhou  Goldlion  City  Properties  Co.,  Ltd.                  4,450
Beijing Wanlong Economic Consultancy Corporation Ltd.             22,653
Guangzhou  City  International  Exhibition  Company               13,592
Cui  Wencheng                                                     11,616
Yang  Xin                                                          7,488
Simon  Guo                                                        28,942
Li  Jingping                                                      65,771
Zhao  Lin                                                          5,616
                                                      ------------------
                                                                 197,012
                                                      ==================

     The amounts due to related parties represent unsecured advances which are interest-free and repayable on demand.

(e)  Due  to  a  shareholder

                                                             AS OF
                                                      September 30, 2004
                                                              US$
                                                      ------------------

Mr.  William  Tsang                                              333,722
                                                      ==================

     The amount due to a shareholder represents unsecured advances which is interest-free and not repayable within one year.


9.   SUPPLEMENTARY  DISCLOSURE  OF  CASH  FLOW  INFORMATION

(a)  Summary  of  effect  of  acquisition  of  subsidiaries

                                                   NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                 2004               2003
                                              ----------         ----------
                                                 US$                 US$
NET  ASSETS  ACQUIRED
Property,  plant  and  equipment               1,106,022          2,971,993
Intangible  assets                               222,676                  -
Cash  and  cash  equivalents                   1,259,274            123,707
Trade  and  other  receivables                 6,941,366            106,628
Rental  and  other  deposits                     569,237             10,618
Prepayments                                       11,733              4,312
Short-term  investments                           12,323                  -
Trade  and  other  payables                   (3,905,614)          (268,706)
Short-term  bank  loans                       (2,247,164)                 -
Minority  interest                              (390,133)                 -
                                              ----------         ----------
                                               3,579,720          2,948,552
Add:  Goodwill  arising  from  acquisition
  of  subsidiaries                             8,965,499            251,448
                                              ----------         ----------
Consideration                                 12,545,219          3,200,000
                                              ==========         ==========


9.   SUPPLEMENTARY  DISCLOSURE  OF  CASH  FLOW  INFORMATION  (CONTINUED)

(b) Analysis of the net inflow of cash and cash equivalents in respect of acquisition during the period

                                                   NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                 2004               2003
                                              ----------         ----------
                                                 US$                 US$

Consideration                                (12,545,219)        (3,200,000)
Bank  balance  and  cash  acquired             1,259,274            123,707
Issuance of common stock for satisfying
the consideration                              7,706,383          3,200,000
Purchase  consideration  in  arrear              120,000                  -
                                              ----------         ----------

Net outflow of cash and cash equivalents      (3,459,562)           123,707
                                              ==========         ==========


In addition to the above consideration of US$12,545,219, the Company has committed to inject cash of US$120,000 to a newly acquired subsidiary as operating funds.

10.  MATERIAL  BUSINESS  COMBINATIONS

On April 20, 2004, a wholly-owned subsidiary of the Company (the "Transferee") entered into an Equity Transfer Agreement (the "Agreement") with the major shareholders of Guangdong New Generation Commercial Management Limited ("GNGCM") and Guangdong Hauhao Insurance Agency Limited ("GHIAL") (the "Transferors"), pursuant to which the Transferee would acquire from the Transferors 51% interest in GNGCM (the "Acquisition") for an aggregate consideration of approximately US$11,127,000 of which US$3,640,000 was to be paid in the form of cash and US$7,487,000 was to be paid in the form of restricted shares issued by the Company. The Agreement also contemplated a loan agreement in the amount of US$3,640,000 pursuant to which one of the Transferors would advance the said amount to GNGCM as part of the transaction. Completion of the Agreement was subject to a group reorganization to be completed by GNGCM. Upon completion of the reorganization, GNGCM shall hold 7 subsidiaries (collectively "GNGCM Group"). On June 1, 2004, a supplementary agreement to the Agreement was entered into by making several changes to the Agreement, amongst which the aggregate consideration was reduced to US$10,232,000, of which US$2,745,000 was to be paid in the form of cash and US$7,487,000 was to be paid in the form of restricted shares of the Company.

Completion of the acquisition of GNGCM Group enables the Company to expand its business to the high growth, travel-related businesses. The acquisition has been accounted for under the purchase method of accounting. The purchase price of US$10,232,000 was allocated to the assets and liabilities acquire based on their estimated fair value at the date of acquisition. This allocation has resulted in acquired goodwill of US$8,652,530. The results of GNGCM Group have been included in the consolidated financial statements since the acquisition date.


10.  PRO  FORMA  RESULTS  PRESENTATION  (CONTINUED)

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the Acquisition had been taken place on January 1, 2003.





                                             Three-month  period  ended             Nine-month period ended
                                                   September  30,                         September  30,
                                              2004                2003               2004              2003
                                          ------------        ------------       ------------      ------------
                                               US$                 US$                US$               US$
                                            UNAUDITED          UNAUDITED          UNAUDITED          UNAUDITED
OPERATING  REVENUES                          1,356,217           1,992,518          5,002,939         4,415,469
                                          ============        ============       ============      ============
NET  LOSS                                     (148,650)         (1,149,021)        (1,208,279)       (1,871,461)
                                          ============        ============       ============      ============
LOSS  PER  SHARE                                 (0.01)               (0.1)             (0.06)            (0.18)
                                          ============        ============       ============      ============


11.  BUSINESS  SEGMENT  INFORMATION

                                             Three-month  period  ended             Nine-month period ended
                                                   September  30,                         September  30,
                                              2004                2003               2004              2003
                                          ------------        ------------       ------------      ------------
                                               US$                 US$                US$               US$
OPERATING  REVENUES
Club  services                                 176,831             418,654            349,920         1,307,391
Consultancy  service                                 -                   -                  -           192,309
Rental                                         184,169              18,517            527,013            48,741
Sale  of  goods                                      -             543,043            123,560           814,111
Travel  ticketing  agency                      540,969                   -            540,969                 -
Travel  insurance                               39,788                   -             39,788                 -
Travel  information  service                         -                   -                  -                 -
Sales  of  clothing                              1,769                   -              1,769                 -
Others                                               -              14,931               (153)           16,984
                                          ------------        ------------       ------------      ------------
                                               943,526             995,145          1,582,866         2,379,536
                                          ============        ============       ============      ============




11.  BUSINESS  SEGMENT  INFORMATION  (CONTINUED)


                                             Three-month  period  ended             Nine-month period ended
                                                   September  30,                         September  30,
                                              2004                2003               2004              2003
                                          ------------        ------------       ------------      ------------
                                               US$                 US$                US$               US$

PROFIT  (LOSS)  FROM  OPERATIONS
Club  services                                (222,106)           (117,064)          (726,285)         (388,147)
Consultancy  service                                 -                   -                  -           101,128
Rental                                         (25,266)           (196,595)          (111,009)         (575,585)
Sale  of  goods                                 (3,029)             (4,154)           (31,019)          (37,682)
Travel  ticketing  agency                      330,671                   -            330,671                 -
Travel  insurance                               16,328                   -             16,328                 -
Travel  information service                    (77,879)                  -            (77,879)                -
Sales  of  clothing                                (92)                  -                (92)                -
Others                                               -             (37,405)                 -           (25,512)
                                          ------------        ------------       ------------      ------------

                                                18,627            (355,218)          (599,285)         (925,798)
Corporate  expenses                           (603,607)           (826,593)        (2,195,946)         (972,286)
                                          ------------        ------------       ------------      ------------

Consolidated  operating  loss                 (584,980)         (1,181,811)        (2,795,231)       (1,898,084)

Other  income                                   27,733               1,065            129,883             2,572
Interest  expense                              (23,235)            (11,251)           (31,965)          (17,083)
Equity  in net loss of an affiliate                  -                   -                  -           (32,051)
Minority  interest                            (162,095)                  -           (161,467)           40,522
Income  taxes                                  (15,836)                  -            (15,836)                -
                                          ------------        ------------       ------------      ------------

Net  loss                                     (758,413)         (1,191,997)        (2,874,616)       (1,904,124)

Income  taxes  included  in  segment
profit  (loss) above                            15,836                   -             15,836                 -
                                          ------------        ------------       ------------      ------------

Net  loss  before  income  taxes              (742,577)         (1,191,997)        (2,858,780)       (1,904,124)
                                          ============        ============       ============      ============



12.  CONTINGENT  LIABILITIES

Prior to the completion of acquisition by the Company, GNGCM had been paying mainland China income tax at a basis of calculation which was not in accordance with the standard basis of calculation as stipulated by the mainland China tax law. The shortfall of the underpaid tax liabilities, related surcharges and penalty up to the date of acquisition by the Company has already been fully provided in the consolidated financial statements. However, GNGCM would potentially be liable to further surcharge for late payment and penalty, additional to the amount being provided, for the period since the date of acquisition by the Company and up to the balance sheet date. A shareholder of GNGCM has undertaken to indemnify the Company against such shortfall and additional tax-related liabilities. As of September 30, 2004, the estimated further surcharges and penalties which GNGCM was potentially liable amounted to US$25,183.

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

     Our growth and development as a business enterprise has been marked by a number of significant corporate events. Pursuant to a Share Exchange Agreement, dated as of August 10, 2000, between Virtual Edge Limited ("VEL") and Main Edge International Limited ("Main Edge"), Main Edge transferred all of the issued and outstanding shares of the capital stock of VEL to the Company in exchange of 1,961,175 shares of our pre-split common stock, representing approximately 75% of our outstanding shares of the common stock. According, we controlled the operations of VEL, and Main Edge became our majority stockholder. We then undertook an 8-for-1 forward split that was effective on 15th day of September 2000, which resulted in Main Edge owing 15,689,400 shares of our common stock. Then, five major developments occurred. These were: (i) the consummation of two private placement financings by Powertronic Holdings Limited ("Powertronic") in September 2002 and December 2002 in which it acquired shares of our common stock, (ii) an acquisition of all the issued and outstanding shares of General Business Network (Holdings) Ltd. in December 2002, (iii) a 1-for-30 reverse stock split that was effective on September 1, 2002. (iv) the assignment of the rights of the after tax rental income of certain premises from Mr. Tsang for a five year period in December 2003, and (v) the exercise of warrant by Mr. Tsang and Powertronic in March 2004 and in July 2004. As a result of these transactions, Mr. Chi Hung Tsang became the new major shareholder and owns over 10,700,000 shares of our common stock and Powertronic owns 4,000,000 shares. Mr. Chi Hung Tsang is currently President and Chairman of our Board of Directors.

     The aim of the Company is to continue to provide travel and trade agency businesses linking companies in China and the rest of the world. As of September 30, 2004, China World Trade Corporation ("CWTC") has established its businesses into three distinct divisions, namely the club and business center; the business traveling services; and the business value-added services. The Club and Business Center Division is devoted to the building of the World Trade brand in China. Its objective is to open and operate business clubs in the major cities of China in association with the World Trade Center Association, in order to position the company as the platform to facilitate trade between China and the world market. CWTC currently operates the Guangzhou World Trade Center Club, consisting of over 4,000 square meters, and The Beijing World Trade Center Club, which is located at 2nd Floor, Office Tower II, Landmark Towers Beijing, 8 North Dongsanhuan Road, Beijing PRC, and consisting of 730 square meters. In addition, since the acquisition of CEO Clubs China Limited ("CEO Clubs") in May 2004, CEO Clubs will complement China World Trade's offerings by targeting higher profile leadership from larger companies than those normally associated with China World Trade. CEO Clubs has thirteen chapters in the US and China. It focuses on recruiting CEO's of companies with annual sales exceeding $2 million as members. The average club member has $20 million in annual sales. Since the completion of the acquisition of majority stake of Guangdong New
Generation Commercial Management Limited (the "New Generation Group" or "New Generation") in August 2004, the Business Traveling Services Division will provide the necessary platform for China World Trade Corporation to focus on the high growth, travel related businesses. New Generation is the pioneer and one of the market leaders in the travel agency businesses through the operations of its 10 subsidiaries in Southern China in ticketing sales for international and domestic flights as well as inbound business travel. Being one of the leading consolidators of hotel accommodations and airline tickets in China, New Generation has already acquired the necessary licenses to operate as a ticketing and travel agent in the PRC. These licenses include 26 licenses as a ticketing agent for international and domestic flights for both cargo and passengers issued by the Civil Aviation Administration of China ("CAAC") and the International Air Transport Association ("IATA") and 3 licenses as a domestic and international travel agent issued by the Administrative Bureau of Tourism of China. In addition, New Generation is also an authorized/licensed insurance agent in China to provide, in particular, accidental and life insurances. New Generation also provides premium "red carpet" airport based services to prestigious clients and will participate in the opening of the new airport in Guangzhou, the PRC. New Generation is believed to contribute a superior revenue base to the Company.

     The Business Value-Added Services Division concentrates on value-added services of credit cards and merchant related businesses as well as on consultancy services. Guangdong World Trade Link Information Services Limited ("WTC Link"), a subsidiary of CWTC, formed a partnership with the Agricultural Bank of China to manage the Company's co-brand credit card project. WTC Link is an active provider of CRM solution and services in China. It helps China Telecom to develop and manage the merchants' privilege VIP member services. WTC Link also formed a partnership with China Unionpay to develop the royalty systems for bank card holders in Guangdong Province, China. In addition, this Division also provides consultancy services to CWTC's members and clients in the financial services areas including mergers and acquisitions, corporate restructuring and financing.


RESULTS  OF  OPERATIONS

     The following table shows the selected audited and unaudited condensed consolidation income statement data of the Company and its subsidiaries for the three-month period and nine-month period ended September 30, 2004 and 2003. The data should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended September 30, 2003 and related notes thereto.




                                                 Three months ended                     Nine months ended
                                                   September  30,                         September  30,
                                              2004                2003               2004              2003
(Amounts  in  thousands  US$)             ------------        ------------       ------------      ------------
                                               US$                 US$                US$               US$

Operating revenue                                  944                 994              1,582             2,379
Operating costs and expenses                      (191)               (620)              (539)           (1,085)
Selling, general & administrative expenses      (1,337)             (1,556)            (3,839)           (3,192)
                                          ------------        ------------       ------------      ------------

Loss from Operations                              (584)             (1,182)            (2,796)           (1,898)

Other Income                                        27                   1                130                 2
Interest                                           (23)                (11)               (32)              (17)
Equity in net loss of affiliate                      0                   0                  0               (32)
Provision for income taxes                         (16)                  0                (16)                0

Minority interest                                 (162)                  0               (161)               41
                                          ------------        ------------       ------------      ------------

Net Loss                                          (758)             (1,192)            (2,875)           (1,904)




THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2004 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2003

     OPERATING  REVENUE

     The Company has started to recruit members, and to provide consultancy, catering and business center services through its subsidiary GWTCC located in Guangdong Province, the PRC since June 2002, and trading business through a subsidiary of GBN since March 2003. Operating revenue for the three-month period ended September 30, 2004 was $944,000, compared to $994,000 for the same corresponding period in year 2003, a decrease of $50,000 or 5.0%. The decrease was mainly the result of the decrease in revenue generated from club related business and trading business, which were partially offset by an increase in rental income and travel related businesses. The reason for the decrease in club related businesses was due to the closing down of the Chinese restaurant to further trim costs of the club facilities in Guangzhou. The trading business of the Company is under restructuring and expects to resume business in the fourth quarter of 2004. Of the $944,000 revenue for the three-month period ended September 30, 2004, approximately $177,000 (19%) was generated from providing club related services by GWTCC and BWTCC, none from trading business, $184,000 (20%) from rental and $583,000 (61%) from travel related businesses, resulting from the acquisition of the New Generation Group.

     Operating costs and expenses was $191,000 for the three-month period ended September 30, 2004, as compared to the same corresponding period in year 2003 of $620,000, a decrease of $429,000. The $429,000 decrease was primarily incurred in relation to the decrease in the cost of sales in the trading business.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Selling, general and administrative expenses decreased by $219,000 or 14% to $1,337,000 for the three-month period ended September 30, 2004 from $1,556,000 for the same corresponding period in 2003. The increase was mainly because professional fee: Professional fee paid to Powertronic for its advisory services were decreased to none for the three-month period ended September 30, 2004, as compared to $600,000 for the same corresponding period in year 2003.

     This professional fee was partially offset by the increase of selling and G&A expenses incurred by the New Generation Group resulting from the merger of its accounts ($255,000); the additional audit fee for the acquisition of the New Generation Group ($64,000), and the increase from professional fees in relation to the private placement financing ($107,000).

FINANCIAL  INCOME/(EXPENSES),  NET

There was an insignificant amount of approximately $23,000 of interest expenses for the three-month period ended September 30, 2004, as compared to $11,000 for the same corresponding period in year 2003. The majority of the increase was the result of the interest expenses by the New Generation in relation to a bank loan in the amount of RMB10,000,000 (approximately equals US$1.2 million)

INCOME  TAXES

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

However, the Company has recorded income tax provision in the amount of $15,836 for the three-month period ended September 30, 2004, resulting from the consolidation of New Generation's 2 months' accounts after the acquisition in August 2004. In addition, the Company also consolidated a tax payable amount of approximately $3 million from the acquisition of New Generation. This tax payable is fully indemnified by Guangdong Hua Hao Industrial Group Co., Ltd., former holding company and now the minority shareholders of New Generation.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2004 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2003

     OPERATING  REVENUE

     Operating revenue for the nine-month period ended September 30, 2004 was $1,582,000, compared to $2,379,000 for the same corresponding period in year 2003, a decrease of $797,000 or 33%. The decrease was mainly the result of the decrease in revenue generated from club related and trading businesses, which were partially offset by an increase in rental income and travel related businesses. The reason for the decrease in club related businesses was due to the closing down of the Chinese restaurant to further trim costs of the club facilities in Guangzhou. The trading business of the Company is under restructuring and expects to resume business in the fourth quarter of 2004. Of the $1,582,000 revenue in year 2004, approximately $350,000 (22%) was generated from providing club related services by GWTCC and BWTCC, $122,000 (7%) from trading business, $527,000 (34%) from rental and $583,000 (37%) from travel related businesses, resulting from the consolidation of 2 months operation of the New Generation Group.

     Operating costs and expenses was $538,000 for the nine-month period ended September 30, 2004, as compared to the same corresponding period in year 2003 of $1,085,000, a decrease of $547,000. The $547,000 decrease was primarily incurred in relation to the decrease in the cost of sales in the trading business and the cessation of the Chinese restaurant in GWTCC.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Selling, general and administrative expenses increased by $647,000 or 20% to $3,839,000 for the nine-month period ended September 30, 2004 from $3,192,000 for the same corresponding period in 2003. The increase was mainly due to:

i) Professional Fees: Professional fees increased by approximately $1,035,000 for the nine-month period ended September 30, 2004, as compared to the same corresponding period in 2003. The increase was mainly due to the additional fees paid to accounting, outside consultants and US securities professionals to maintain the corporate status of the Company, to market the co-brand WTC Kim's Card, to provide IT advices, and to seek future capital raising opportunities. Due mainly to the tight working capital control policy imposing by the Company, the outside consultants and the US securities professionals were mainly paid by consultant shares rather than by cash.

ii) New Generation's S,G&A expenses: These expenses increased by approximately $255,000, resulting from the consolidation of 2 months operating results of the New Generation Group.


The above increases were partially offset by the decrease of the professional fee paid to Powertronic in the amount of $600,000.

FINANCIAL  INCOME/(EXPENSES),  NET

There was an amount of approximately $32,000 of interest expenses for the nine-month period ended September 30, 2004, as compared to approximately $17,000 for the same corresponding period in year 2003. The increase was the result of the interest expenses on the New Generation bank loan and the revolving loan of GBN(GZ), an indirectly wholly owned subsidiary.

LIQUIDITY  AND  CAPITAL  RESOURCES

During the reporting period, a total of 7,633,738 shares of the common stock of China World Trade Corporation were issued, of which 4,081,238 shares were paid part of the total consideration for the acquisition of New Generation Group in August 2004, 3,500,000 shares were issued to Mr. Chi Hung Tsang and Powertronic for their respective exercise of warrants, and the remaining were paid to NewsUSA and CEOCast, Inc for their professional services rendered.

We believe that the level of financial resources is a significant factor for our future development and accordingly may choose at any time to raise capital through debt or equity financing to strengthen its financial position, facilitate growth and provide us with additional flexibility to take advantage of business opportunities.

OTHER  SIGNIFICANT  EVENTS

The Company entered into an Equity Transfer Agreement dated April 20, 2004 and a Supplementary Agreement dated June 1, 2004 to acquire 51% of the capital stock of Guangdong New Generation Commercial Management Limited, a limited liability company organized under the laws of the Peoples' Republic of China ("New Generation") from Guangdong Huahao Industries Group Co., Ltd. New Generation is engaged in flight ticketing, insurance and travel agents services. The total consideration of this acquisition was approximately US$10,232,000, of which approximately US$1.2 million in cash was paid on closing (with the payment of approximately US$1.5 million in cash to be deferred until the remaining ownership of the four subsidiaries of New Generation are successfully transferred, expecting to be completed by March 30, 2005), and the remaining approximately US$7.5 million was paid by issuing a total of 4,081,238 restricted shares of the common stock of the Company. This acquisition was closed on August 2, 2004.

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

On August 26, 2004, we closed a private placement financing from two private accredited investors to raise a total of US$650,000. In connection to this private placement, new shares were issued to the two investors on October 29, 2004.

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



                                                China  World  Trade  Corporation
                                               (Registrant)

Date:  November  16,  2004                      /s/  John  H.W.  Hui
 -------------------------------                --------------------
                                                John  H.W.  Hui
                                                Chief  Executive  Officer