Form 10KSB
period 2004-12-31
CHINA WORLD TRADE CORP
filed 2005-04-15
CIK 1081834

OMB APPROVAL
OMB Number: 3235-0416
Expires: December 31, 2005
Estimated average burden
hours per response: 174.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE  ACT OF 1934.

For the fiscal year ended December 31, 2004

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF  1934.

For the transition period from _________ to _________

Commission file number 000-26119

CHINA WORLD TRADE CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0629754 (IRS Employer Identification No.)

3rd Floor, Goldlion Digital Network Center
138 Tiyu Road East, Tianhe
Guangzhou, PRC
(Address of principal executive offices)

(001-8620) 3878 - 0286
(Issuer's telephone number)

(Former name, address and fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer's revenues for its most recent fiscal year were $3,092,744

The aggregate market value of the issuer's common stock held by non-affiliates was approximately $29.5 million, based on the average closing bid and ask price for the common stock on March 28, 2005.

As of March 31, 2005, there were outstanding 30,889,997shares of the issuer's common stock, par value $.001.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-KSB under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-KSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

PART I

Item 1. Description of Business

Company History

China World Trade Corporation, ("China World Trade” or the "Company) was incorporated in the State of Nevada on January 29, 1998 under the name Txon International Development Corporation to conduct any lawful business, to exercise any lawful purpose and power, and to engage in any lawful act or activity for .which corporations may be organized under the General Corporation Laws of Nevada

On August 14, 2000, pursuant to a share exchange agreement dated August 10, 2000, by and among Main Edge International Limited, a British Virgin Islands corporation ("Main Edge"), Virtual Edge Limited, a British Virgin Islands corporation and a wholly-owned subsidiary of Main Edge ("Virtual Edge"), Richard Ford, Jeanie Hildebrand and Gary Lewis, the Company acquired from Main Edge all of the shares of Virtual Edge (the "Acquisition") in exchange for an aggregate of one million nine hundred sixty one thousand, one hundred and seventy five (1,961,175) shares of our common stock, which shares equaled 75.16% of Txon International’s issued and outstanding shares after giving effect to the Acquisition. Both Main Edge and Virtual Edge were investment holding companies organized to own the stock of businesses which they acquired. On September 15, 2000, Txon International Development Corporation changed its name to China World Trade Corporation and effectuated an 8 for 1 forward stock split. As a result of the forward stock split, Main Edge held 15,689,400 shares of our common stock, which shares equal 75.16% of our issued and outstanding shares.

In September 2002, the Company underwent a debt for equity capital restructuring whereby certain creditors of the Company converted an aggregate of $2,731,677 into an aggregate of 4,000,000 shares of common stock.

Powertronic Holdings Limited ("Powertronic"), a British Virgin Islands company, entered into a share purchase agreement dated September 3, 2002 (the "First Share Purchase Agreement") with the Company, to purchase 1,000,000 Share and warrants (the "First Warrants") to purchase up to 2,000,000 Shares, for the total purchase price of US$500,000.00. Powertronic was an investment holding company. Additionally, Powertronic entered into a second share purchase agreement dated December 17, 2002 (the "Second Share Purchase Agreement") with the Company, to purchase an additional 1,000,000 Shares and warrants (the "Second Warrants") to purchase up to an additional 2,000,000 Shares, for the total purchase price of US$500,000.00. The First Warrants and the Second Warrants may be exercised within two year of their issue at an exercise price of US$0.575 per share.

The Company entered into a share exchange agreement (the "Share Exchange Agreement") dated as of December 17, 2002, with Mr. William Chi Hung Tsang ("Mr. Tsang"), the sole beneficial owner of the share capital in General Business Network (Holdings) Ltd. ("GBN"), a Hong Kong company. Pursuant to the Share Exchange Agreement, the Company acquired from Mr. Tsang all of the issued and outstanding shares of GBN in exchange for four million (4,000,000) Shares and warrants (the "Tsang Warrants") to purchase an additional four million (4,000,000) Shares. As of the date of acquisition, GBN owned two rental properties located at 20/F, Goldlion Digital Network Center, Unit 01-10, 138 Tiyu Road East, Tianhe, Guangzhou, the PRC and Flat B, 12/F., Champion Center, 301-309 Nathan Road, Hong Kong, collectively valued in excess of US$ 4,000,000. The Tsang Warrants may be exercised within two year of their issue at an exercise price of US$0.92 per Share.

On September 12, 2002, 1,000,000 shares and the first warrants were issued pursuant to the First Share Purchase Agreement. The Second Share Purchase Agreement and the Share Exchange Agreement were each completed on January 24, 2003 and on that date one million (1,000,000) Shares, and the Second Warrants were issued to Powertronic and four million (4,000,000) Shares and the Tsang Warrants were issued to Mr. Tsang.

On May 7, 2004, the Company, through one of its wholly-owned subsidiaries, acquired 51% of the capital stock of CEO Clubs China Limited (“CEO Clubs China”) for a total consideration in cash and shares of the common stock of China World Trade in the amount of US$480,000. CEO Clubs China is a Hong Kong corporation with authorized chapter to operate under the “CEO Clubs” trademarks in the Greater China Region, including the PRC, Hong Kong and Taiwan. Comprised of thirteen chapters in the U.S. and China, the CEO Clubs are a by-invitation-only membership association. Members must be CEOs of businesses that have above $2,000,000 in annual sales. Our average club member has $20,000,000 in annual sales. In year 2002, CEO Clubs opened its first international chapter in China.

On August 2, 2004, we consummated an acquisition of 51% of the capital stock of Guangdong New Generation Commercial Management Limited, a limited liability company organized and existing under the laws of the PRC (“New Generation”), for an aggregate consideration of US$10,232,000, payable approximately US$2,741,000 in cash and approximately US$7,487,000 in market value of common stock of China World Trade. New Generation is one of the major competitors in the travel agency business through operations of its ten subsidiaries in Southern China. It is a significant competitor in ticketing sales for international and domestic flights as well as inbound business travel. In addition, its goal is to become one of the major consolidators of hotel rooms and airline tickets in China. New Generation has already acquired the necessary licenses to operate as a ticketing and travel agent in the PRC, a highly regulated business. In addition, New Generation is also a licensed insurance agent in China to provide, in particular, accidental and life insurances. While there can be no assurances of success, the Company expects that New Generation will contribute a significant revenue base to our company.

Overview

Our business plan involves the pursuit of three distinct lines of business. These include (i) the business clubs located in major cities of China, including Guangzhou, the PRC and Beijing, the PRC, with plans to open clubs in Shanghai and Shenzhen, the PRC, each club in association with the World Trade Center Association, by which we have positioned ourselves as a platform to facilitate trade between China and the world market, (ii) the business travel and related services, in which our latest acquisition, the New Generation Group of Companies, a majority indirectly owned subsidiary, will continue as a consolidator of airline tickets and hotel accommodations in China, and as an agent for the provision of life and accident insurance in the Guangdong Province of China, and (iii) the business value-added services, in which we will concentrate on planning and operating interactive marketing and incentive programs for merchants, financial institutions, telecom operators, and large corporations with significant client bases, as well as consultancy services. The business clubs commenced operations in August 2002; the business travel services commenced operations in August 2004, resulting from the acquisition of the New Generation Group of companies; and the business value-added commenced operations in year 2002, with a small contribution to earnings. Our growth in the industries of trade, travel and finance, should enable us to provide value added services and target many cross marketing opportunities. No assurances can be given, however, that we will be successful in our endeavors.

Our executive office is located at 3rd Floor, Goldlion Digital Network Center, 138 Tiyu Road East, Tianhe, Guangzhou, the PRC 510620.

We currently operate the Guangzhou World Trade Center Club, which is located at 3rd Floor, Goldlion Digital Network Center, 138 Tiyu Road East, Tianhe, Guangzhou PRC, and the Beijing World Trade Center Club, which is located at 2nd Floor, Office Tower II, Landmark Towers Beijing, 8 North Dongsanhuan Road, Beijing, the PRC. We expect to open World Trade Center Clubs in Shanghai and Shenzhen in 2005. As part of our Business Clubs, we plan to create a Chinese/English internet portal to serve foreign and Chinese small to medium sized businesses.

We are also, through our indirect acquisition of a majority of the capital stock of the New Generation Group of companies, a business travel service provider in China. In addition, through another New Generation company, we are actively running a life and accident insurance agency business in the Guangdong Province. Finally, through our business value-added services division, we provide business services in the areas of interactive marketing and incentive programs in China, as well as consultancy services.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this Annual Report on Form 10-KSB, unless otherwise specified, all dollar amounts are expressed in United States Dollars.

China World Trade Corporation
Segment Revenues
Year ended December 31

	2004		2003 (unaudited)
	US$	%	US$	%
Business Club	551,497	17.8%	1,485,440	45.5%
Business Travel
Traveling Services	1,571,412	50.8%	-	0.0%
Insurance	100,193	3.3%	-	0.0%
Business Value-added	40,695	1.3%	212,605	6.5%
Others	828,947	26.8%	1,566,566	48.0%
TOTAL	3,092,744	100.0%	3,264,611	100.0%

(1)	Other revenues in year 2003 and year 2004 were mostly generated from trading business and rental of our properties.

History of Virtual Edge

Virtual Edge was incorporated in the British Virgin Islands on February 18, 1999 as an investment holding company. We currently own 100% of the capital stock of Virtual Edge, through which we operate our Beijing World Trade Center Club and Guangzhou World Trade Center Club, in addition to the businesses of Infotech Enterprises Limited.

On October 5, 1999, pursuant to a share exchange, Virtual Edge acquired a majority interest in Infotech Enterprises Limited ("Infotech"). Infotech was incorporated on July 2, 1999 and is engaged in building a bilingual (Chinese and English) Business-to-Business internet portal.

On October 10, 1999, Virtual Edge signed an agreement with Belford Enterprises Limited ("Belford") pursuant to which Belford agreed to transfer its 75% interest in Beijing World Trade Center Club ("BWTCC") to Virtual Edge. BWTCC is engaged in the establishment of a club located in Beijing, the PRC, and provides recreation, business center services, communication and information services, products exhibitions services, commercial and trading brokerage services to its members.

On October 18, 2000, pursuant to a Share Exchange Agreement with Vast Opportunity Limited, we acquired the remaining interest in Infotech.

On November 10, 2001, Virtual Edge Limited signed an agreement with Guangzhou City International Exhibition Co., Ltd. pursuant to which a co-operative joint venture company, Guangzhou World Trade Center Club ("GWTCC") was formed to operate a business club in Guangzhou, the PRC to provide services including food and beverages, recreation, business center, communication and information, products exhibitions, as well as commercial and trading brokerage services to its members. Virtual Edge will share 75% of the profits from the operation of GWTCC. Located at Goldlion Digital Network Center in Guangzhou, GWTCC had its grand opening on January 28, 2002.

Our Corporate Structure

We are a holding company for twenty-three, direct and indirect, majority and wholly-owned subsidiaries that operate businesses in China. Seven of these companies are incorporated under the laws of the British Virgin Islands, five of these companies are incorporated under the laws of Hong Kong, and the remaining eleven are incorporated in the People’s Republic of China. All of our business operations are located in China. Set forth below is an organizational chart depicting the relationships among our various companies.

OUR BUSINESS PLAN IN EACH AREA OF OPERATIONS

We are a holding company with twenty-three majority and wholly owned subsidiaries incorporated under the laws of the British Virgin Islands, Hong Kong and the Peoples’ Republic of China. We do not have any operations of our own, but rather hold equity positions in our operating companies. Our business operations are organized along the following lines: Business Clubs, Travel and Related Businesses (Including Insurance Services), and Value Added businesses. In fiscal 2004, we derived approximately $551,000 in revenues, representing 17.8% of total revenues from our Business Clubs operations; approximately $1,672,000 in revenues, representing 54.1% of total revenues from our Travel and Related businesses; approximately $41,000 in revenues, representing 1.3% of total revenues from our Value Added businesses; and approximately $829,000, representing 26.8% of total revenues from other operations including operations in rental and trading businesses.

Business Plan For Our Business Clubs

The Opportunity in China

China has been considered one of the fastest growing economies in the world. The accession into the World Trade Organization (the “WTO”) will offer new opportunities for foreign companies to invest and do business in China. WTO membership for China will change the methods of market entry for overseas companies. Foreign companies will need to have well-tailored plans to cope with China's target audience, services, marketing, finance, and human resources for the effective entry into the China market. The unique business culture and legal system in China will cause the local business information and services in China to become a key component to commerce.

As a whole, the consequential lower barriers to entry into the China market, and a more attractive investment environment, will provide small and medium sized foreign enterprises with investment opportunities for the first time.

China's accession into the WTO also provides significant business opportunities to the small to medium size private companies in China. The increase in involvement from foreign companies and investors in the China market means more opportunities to do business with foreign companies. Under the trend of globalization, the Chinese market will evolve from many segmented and monopolized markets to an integrated national market that is open to the world economy. The small and medium sized companies in China will enjoy much lower cost to enter into the worldwide market but will also confront intensified competition, lowered profit margins, and new rules of the game. These Chinese companies will need up-to-date business intelligence, professional strategic planning and the access to the worldwide business network to ensure the success in the new environment. And with its imminent accession into WTO, there will be unique opportunities for foreign investment and international trade.

The World Trade Centers Association (“WTCA”) is a not-for-profit corporation that focuses on promoting and assisting world trade activities. Its mission is to encourage world trade by fostering and supporting the development and operation of World Trade Centers in every region of the world. WTCA was established in 1970 and has memberships from more than 330 cities in about 100 countries with global members of over 750,000 enterprises.

The World Trade Centers (“WTC”) are individually separated entities supported by the WTCA that generate revenues and profits from operating businesses with access to a diverse array of state-of-the-art international trade services and facilities, which enables them to increase their international trade. In the WTCA, every local member of a WTC in a city is automatically a member of all WTCs worldwide. This helps the WTCs to market their local membership, and also vastly increases the amount of services that a WTC can offer to its local members. Therefore, the WTCs worldwide form a reciprocal business network for businesses to access the international trade resources that may be expensive and even inaccessible in a domestic environment.

Our plan is to open and operate World Trade Center Clubs (the "Business Clubs"), which will be associated with the World Trade Center Association, in major cities in China, where Business Club members can relax, entertain, network and meet potential business partners in person, or via the Video Conferencing facilities of the WTCA worldwide network.

The facilities of the Business Clubs will likely include restaurants, a bar, a fitness center, saunas and spas, conference rooms, video conferencing facilities, smart offices and a library. The services to be offered by the Business Clubs may include the provision of trade agency and trade information, business services including smart offices, secretarial and translation services, conference room and video conferencing services. The Business Clubs may also operate a Business Consultation and Fulfillment and Logistics Counseling Service via a 24/7 call center manned by business professionals experienced in the China trade. Members of the Business Club will be entitled to WTCA membership and be entitled to the services and benefits of over 300 WTCs worldwide.

Facilities of the Business Clubs

China World Trade Corporation, through its wholly owned subsidiary, Virtual Edge Limited, formed cooperative joint venture companies with the provincial branches of the China Commission for the Promotion of International Trade to operate the Guangzhou World Trade Center Club and Beijing World Trade Center Club with regular full membership status granted and authorized by WTCA. In order to generate revenues and profits, Guangzhou World Trade Center Club and Beijing World Trade Center Club provide a full range of top quality commercial and recreational services to our members. The clubhouses are luxuriously decorated and provide an elegant environment under which members can enjoy our facilities that include:

•	Chinese and western fine dining,
•	Seminar and conference rooms,
•	Library,
•	Executive Suites,
•	Office and meeting room packages,
•	Videoconferencing facilities,
•	Exhibition rooms, and
•	Cigar and wine corner.

In terms of business services, they offer their members:

•	Liaison work with potential trading partners,
•	International economic and trade exhibitions and seminars,
•	Interpreters and secretarial services,
•	Organized trips to participate in World Trade Center Association sponsored activities,
•	Reception of visiting delegations of foreign World Trade Center Association member units,
•	Arrange meetings with Chinese government bodies, business corporations, and
•	Legal consultancy and travel management services.

Events Management Services

China World Trade is planning to assist foreign companies to organize and participate in conferences and exhibitions in China and assist Chinese companies to organize and participate in conferences and exhibitions overseas. This is a service for fee business.

Virtual Office

Virtual office services help foreign companies to establish a presence in China at minimum cost. Each client will be assigned a dedicated phone number, fax number and mail address. The phone number can be forwarded to a number assigned by the client, or be answered by a well trained secretary who takes care of the communication for the client. Foreign companies can also manage their communication with their China partners over the Internet. These services started in 2004 and a monthly fixed fee is charged for each account.

Marketing Strategy

We plan to market Business Club memberships mainly to international companies and businessmen doing business in China and local Chinese companies and businessmen seeking business opportunities within and outside China. We will utilize the good reputation and recognition of WTCA and the recreational and business facilities which will be offered at each Business Club to establish the Guangzhou Club, Beijing Club and other potential Business Clubs in various cities in the PRC as the premier business clubs of their kind. We also hope to make the ChinaWTC.com website into a distinctive Chinese/English language Internet portal. We will achieve our goals by placing advertisements with traditional media, such as newspapers, television, radio, magazines etc.; placing banners on high traffic web sites; sending e-mails to potential users; participating in trade shows; employing the services of external public relations and marketing firms; television "infomercials" and talk shows; outdoor advertising signs and attending / holding press conferences.

We will form strategic alliances with companies that can contribute services and local expertise in various market sectors. These alliances will increase our content and navigation services, support our advertising services and expand our distribution networks. We will form vertical alliances, such as exhibition management companies and travel agents, which will either allow us to integrate their products to our services offerings or to access their distribution networks. We will also form horizontal alliances, such as golf clubs and other business clubs, to increase our client base.

An integral part of our success is dependent on the development and enhancement of our products and services. We will incorporate new technologies from third parties, expand products and services internally and conduct market research to remain aware and informed of the evolving user tastes and latest technologies. The New Generation acquisition has demonstrated the success of our strategies to grow the revenues of the Company through vertical consolidation. By acquiring New Generation, we have integrated the services offered by New Generation into the services offered by the Business Clubs. The Business Clubs services have also created value to New Generation by allowing New Generation to offer premium services to a selected group of important clients.

On the other hand, the acquisition of the CEO Clubs China is an example of our strategies to horizontally consolidate other business clubs so as to increase our client base.

Sources of Income

The Company will generate income from its Business Club activities in several ways. CWTC’s goal is to be the operator of World Trade Centers in major Chinese cities. While the worldwide business network from WTCA together with the reciprocal services will be the core attraction to businesspersons in China, the business community maintained by CWTC covering major cities in China will be an even more valuable asset in the long term. Through its presence in major cities in China, CWTC will develop a community of active businesspersons from small and medium sized enterprises with a common interest in world trade.

The Business Club is a core component of the Company. The target market for the Business Club will be the owners and senior managements of the small and medium sized enterprises in China. The Business Club will provide to members a full range of top quality commercial and recreational services, education programs and the business networking programs, and Business Club facilities together with an elegant environment.

Our Business Club will also help members to liaise with potential trading partners from overseas, to join international economic and trade exhibitions and seminars, and to organize international business trips.

As part of the reciprocal arrangement under the WTCA, the Business Clubs will also provide services to visiting delegations from foreign WTC members. The CWTC Business Club will help foreign companies or businesspersons to minimize the barrier of doing business in China. Services provided to foreign companies and businessperson may include organizing meetings with Chinese government bodies, business corporations and potential partners.

The revenue of the Business Club business will come from membership fees, fees collected from training and events such as seminars.

At each Business Club will be a Business Center, which is operated for the benefit of the members and others. While the Business Center’s services are not confined to member of the Business Club, members of the Club will enjoy special discounts for the Business Center services and more dedicated support from the staffs under the Business Club. The Business Center will provide:

•	Temporary offices
•	Seminar and Conference rooms
•	Video conferencing facility
•	Exhibition rooms
•	Interpreters and secretarial services
•	Business consultation services

The revenue from a Business Center is derived from rental fees of facilities and service fees.

The clients of the Company’s Guangzhou World Trade Center Club in year 2004 included Fuji Xerox (China) Ltd., UT Starcom Telecom Co. Ltd. Guangzhou Branch, Air France, American International Assurance Co. Ltd., Guangzhou Branch, Hang Seng Bank Limited, Netbig Education Holdings Ltd., KPMG Huazhen Certified Public Accountants, China, and Sun Yaat-sen University.

The clients of the Company’s Beijing World Trade Center Club in year 2004 included Daimler Chrysler (China) Limited, VIZRT Media International, Schneider Electric (China) Investment Co. Ltd, International SOS, and other international companies.

Finally, the Company intends to negotiate and acquire the necessary approval from WTCA to license the China World Trade Center intellectual property rights including the logo and trademark to third parties. The licensees may use the logo and trademark of CWTC to quickly establish a brand for their products such as office accessories, or to attract a group of clients for certain services such as credit cards offered by the Business Value-Added division. Revenue will be generated from royalty fees, which may be paid in cash, stock or other property.

Competition

There are a number of organizations utilizing the word of “Club” in China. With respect to the Guangzhou Club, the Beijing Club and the other Business Clubs to be established in China, we believe that our Business Clubs are a unique facility, associated with a recognized and respected international organization, whose mission is the enhancement of international trade, and which offers prestigious business and recreational facilities to its member. As a result, we do not foresee any other competitor operating with a business model that is similar to ours. There are other country clubs in China, such as the Beijing American Club, which offer more in terms of recreational facilities and services, however, none of them offer the business services, network of international companies and online trade information in combination with a first class club environment. Additionally, there are organizations, like the American Chamber of Commerce, which provide limited trade and business information and networking capabilities, but they do not offer a prestigious club setting, recreational facilities or the amount of business services that are available to Club members.

Employees

We have 78 employees in our Business Clubs as of December 31, 2004. None of them are parties to any union or collective bargaining agreement.

Governmental Regulation of Our Business Club Operations in China

The operation of our Business Clubs must conform to the governmental regulations and rules of the Peoples’ Republic of China.

The Chinese Legal System

The practical effect of the People’s Republic of China legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the General Corporation Laws of the several states. Similarly, the People's Republic of China accounting laws mandate accounting practices, which are not consistent with US Generally Accepted Accounting Principles. The China accounting laws require that an annual "statutory audit" be performed in accordance with People's Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities, at the risk of business license revocation.

Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Because the terms of the respective Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law, the Chinese minority partner in our joint venture companies will not assume a privileged position regarding such disputes. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958). "Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

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

Business Plan For Our Air-Ticketing and Hotel Booking Businesses

China World Trade engages in the air-ticketing, hotel room booking and travel agency businesses through its indirect 51% ownership of Guangdong New Generation Commercial Management Ltd., a company organized and existing under the laws of the Peoples’ Republic of China (“New Generation”). New Generation has ten operating subsidiaries in Southern China through which it operates these businesses. We believe that there are significant opportunities in the travel and tourism industry in China, which are set forth below, although there can be no assurances that we will be able to capitalize on them.

Summary Of New Generation’s Business Travel Services

We seek to serve China’s emerging class of frequent independent travelers, or FITs, who engage in business and leisure travel on their own instead of traveling in groups. Through our professional team of staff, our nationwide 24-hour toll-free call center, our user-friendly Chinese and English language website and our extensive reseller network, we provide our customers with consolidated travel information and the ability to book airline tickets at discounted rates nationwide within China. We also provide our customers with the ability to book hotel rooms at discounted rates in over 200 cities in China. The majority of our hotel suppliers are three-, four- or five-star hotels, as rated by the China National Tourism Bureau, catering to higher-end travelers. We also offer other travel related services, such as vacation packages and corporate travel services, at competitive prices.

According to the Yearbook of China Tourism Statistics 2003, China’s domestic tourism spending totaled approximately RMB388 in 2002 and RMB344 billion in 2003. Note there was a decrease of 11% in 2003 due to the outbreak of SARs. In the same period, CTRIP, one of the best known operators serving FITs in China, derived RMB105 million in 2002 and 183 million in 2003 from this market, increased 127% and 73% from the previous year, respectively. This fact to a certain extent reflects that FITs will be a fast-growing, yet relatively underserved segment in the travel business.

New Generation believes that it is a major provider of air ticketing services in China. Historically, the air ticketing business in China has been limited to a fragmented presence due to the licensing requirements and significant capital requirements. CTRIP and E-Long are among the best known participants in this business and their brand name recognition and volume of transactions is notable. CTRIP derived US$2.4 million from air ticketing in 2003. In comparison, New Generation reported US$1.98 million in 2003, and US$4.29 million as of the twelve months ended December 31, 2004.

Since its inception in 1998, New Generation has built a substantial air-ticketing distribution network in China. It offers customers a wide selection of flights in all major cities in China, usually at significant discounts to published rates. Our airline ticketing volume has increased from over 440,000 tickets for the six months ended June 30, 2004 to approximately 995,000 tickets for the year ended the December 31, 2004. This approximates US$43 million in value of transactions for the six months ended June 30, 2004 and US$115 million for the twelve months ended December 31, 2004. We issue and deliver air tickets using a network of local agents throughout major cities in China. New Generation started its hotel booking business in April 2004 and revenue generated from this division is insignificant to date. At this stage in its development, management is concentrating on establishing a nationwide network through forging business partnerships and improving its information technology infrastructure. Up to December 2004, it had contractual arrangements with 300 hotels, and there are also more than 2,000 hotels in over 200 cities that can be accessed through subcontracts with other hotel booking agents. In addition, our hotel booking operations successfully entered a three-party agreement with China Southern Airlines (CZ), the largest airline group in China, and InterContinental Hotels Group, a leading global hospitality group. Under this agreement, New Generation can provide customers with access to any of InterContinental’s 38 hotels in China and any of China Southern Airlines’ tickets departing from Guangzhou (via e-ticketing) at special package prices.

To facilitate rapid growth in hotel booking business, New Generation has created a comprehensive IT platform to facilitate its operation. A call center and website approach are believed to be essential to overcome the requirement of having many geographic locations in order to conduct business. Through telephones and the website, New Generation’s hotel booking business is not limited to the established air ticketing network. Instead, New Generation is able to form a more extensive hotel booking network quickly, that will also benefit our air ticketing business. For these reasons, although at present the hotel booking volume appears small, with only 62 room-nights booked for the nine months ended September 30, 2004, and 473 room-nights booked as of December 31, 2004, we believe that this business has significant growth potential.

New Generation has experienced significant growth since commencing in 2002. For the year ended December 31, 2004, it generated revenues, including revenues generated from the insurance business, of US$5.2 million, an increase of 78% over US$2.9 million generated in the twelve months ended December 31, 2003. This US$2.9 million revenue generated for the year ended December 31, 2003 was a 52.9% increase from the same period in 2002. It recorded a net income of US$2.0 million for the twelve months ended December 31, 2004, and a net income of US$0.5 million for the twelve months ended December 31, 2003, an increase of 284.6%.

The Travel And Tourism Industry In China

The facts and statistics used in this report relating to the travel industry and economy in China are derived from various government and institute research publications. While we have taken reasonable care to ensure that these facts and statistics presented are accurately reproduced from such sources, we have not independently verified them. These facts and statistics may not be comparable to similar facts and statistics collected for the industry or economy in the United States and other countries.

In terms of domestic tourism spending in 2002, the approximately RMB388 billion (US$46.9 billion) travel industry in China is large and growing rapidly. We expect the industry to continue to experience rapid growth as China’s economy continues to develop. Travel and tourism in China is characterized by a highly fragmented and inefficient travel service sector due to many factors, including the lack of consolidated hotel ownership, the lack of a centralized hotel reservation system, the localized nature of travel agencies and a dual regulatory regime. We believe that the fragmented nature of the travel market in China will create increasing demand for central reservation platforms such as our own capable of consolidating a wide range of travel information and negotiating favorable terms with travel suppliers on the basis of scale from our aggregated demand.

According to the China National Tourism Administration, as of the end of 2002, China had more than 11,500 travel agencies, with the top 100 domestic travel agencies having an aggregate market share of less than 2%. As the requirements of travelers become more complex, we believe that these local agencies, which had been accustomed to providing services using state-owned travel suppliers, have been increasingly unable to respond to the changing needs of business and leisure travelers in China. In addition, the development of China’s tourism infrastructure has resulted in an increasing number of travelers who choose to engage in leisure travel without the constraints inherent in packaged group tours. These frequent independent travelers, or FITs, represent a key segment of the growing travel industry in China that we seek to serve.

The increasing accessibility of the Internet in China creates a foundation for new markets and opportunities, providing the ability to bring together a large number of segmented suppliers and customers in a highly fragmented travel industry. We believe that we are well positioned to benefit from these trends in China’s travel industry.

According to market data from CEIC Data Company Ltd., the frequent independent traveler, or FIT, segment of travelers grew at an approximately 18% compound annual growth rate from 1999 to 2002 and is the largest growing group of travelers in China. FITs are defined as travelers who do not travel with tour groups and who require flexibility in the selection of accommodations and transportation. FITs are typically more sophisticated urban dwellers who value customized experiences. We expect that as Chinese travelers become wealthier and more experienced with leisure travel, the appeal of traditional tours will become less important than the ability to arrange one’s own schedule.

Traditionally, most companies in China have relied on either local travel agencies or their internal resources for business travel planning. Companies in China have begun to recognize the importance of focusing on their core competency by outsourcing non-critical functions. A growing number of medium and large-sized companies are beginning to centralize their corporate travel management by outsourcing to professional travel service providers.

Inefficiencies and Fragmentation in the Travel Market in China

The travel market in China is highly fragmented with an underdeveloped booking, reservation and fulfillment infrastructure, and with no dominant nationwide travel agencies. As a result of market reforms, a gradual shift from state-owned to privately-owned travel agencies and changing travel patterns, the travel market in China is undergoing a period of change. While competition among the older state-owned travel agencies and the privately owned travel agencies has significantly promoted the development of China’s travel service, the industry remains inefficient and is likely to remain so in the foreseeable future.

Inefficiencies in the air-ticketing system. Currently, TravelSky Technology Limited, or TravelSky, operates the only nationwide system for air-ticket reservations in China. Consumers in China do not have access to direct bookings on TravelSky unless it is done through individual travel agencies. Moreover, the delivery of air tickets remains inefficient. The majority of consumers in China receive their air tickets through physical delivery and payment to the travel agency is made upon delivery. The process of physical delivery means that consumers in China do not have a reliable or timely delivery process that can respond to last minute travel needs. For example, business travelers who change their flight destinations at the last minute often have to wait for the delivery of a physical ticket before they can initiate their travel. While some airlines in China have recently begun to offer electronic ticketing, there is currently no universal electronic ticketing system available. The International Air Transport Association (IATA) recently announced that all members should adopt electronic tickets in 2007. As the employment of e-ticketing requires more capital investment on IT and relevant facilities, as well as more investment on staff training, smaller players will most likely be shaken out of the market during the process. On the other hand, this trend implies that business opportunities for larger agencies with relatively mature business models and operating at a large scale, such as New Generation, would survive.

Inefficiencies in the hotel reservation system. According to the Year Book of China Tourism Statistics 2003, as of December 31, 2002, China had 3,656 three-, four- or five-star hotels. Hotels in China are generally run independently and are not part of large chains. The largest hotel chains in China are small relative to the larger hotel chains in the United States. There is no industry wide electronic reservation infrastructure similar to that available in the United States and parts of Europe.

There is no national distribution system for hotel rooms in China. Travel agents generally have to negotiate room availability and rates with the hotel each time they make a booking. Hotel suppliers in China are not able to benefit from an efficient distribution system that is managed by a centralized process. Until recently, travelers in China did not have access to comprehensive hotel information or a central location for bookings. Instead, travelers in China are still mainly interacting through walk-in room reservations, direct call-in reservations, business conventions and traditional travel agency bookings. There are some business operators, such as CTRIP and E-Long, developing centralized hotel booking platforms in China by utilizing scalable information technology platforms. At present, 70% transactions of CTRIP have been done through telephone and the rest 30% mainly fulfilled online.

In the on-line travel business, packaging air tickets with hotel room is increasingly popular for it reduces customers’ sensitivity on prices and the profit margin appears higher than traditional method providing ticketing and hotel booking separately. For Chinese companies conducting this business model, like CTRIP and E-Long, hotel booking is the dominated source for revenues. In 2003, CTRIP derived US$18.5 million from hotel booking business, 84% of its total revenues. Air ticketing contributed 11% (US$2.4 million) in the same year. (Source: CTRIP Annual Report 2003). While in other countries where the “ticket + hotel room” model is more mature, air ticketing usually contributes to a larger portion of total revenues. Unlike either case, New Generation has been largely relying on air ticketing since its inception. As of nine months ended September 30, 2004, the revenue from air ticketing was about US$3.27 million, representing 90.2% of its total revenues.

Inefficiencies in traditional travel agencies. Travel agencies in China tend to be unaffiliated, small office operations. Due to local licensing requirements, even the four travel agencies that operate on a nationwide basis are mostly structured such that each office operates independently from the others. Consumers in China have generally not been able to enjoy the benefits that can be offered by a nationwide, integrated travel agency.

Inefficiencies created by separate regulatory regimes. Under current regulations, two distinct regulatory bodies regulate the travel industry in China. In order to sell air tickets, travel agencies must obtain a permit from the Civil Aviation Administration of China. If a travel agency intends to conduct the air-ticketing business in more than one city, an air-ticketing permit is required for every city, as there is currently no national air-ticketing license. In addition, in order to conduct other travel-related business such as hotel reservations, the travel agency must obtain a separate license from the China National Tourism Administration. Consumers who wish to purchase both air tickets and make hotel reservations through a single agency must use a travel agency that performs both functions. Many traditional travel agencies are unable to perform both functions given the limited number of licenses that can be issued and the costs associated with obtaining each license. As a result, consumers are often forced to arrange travel plans with multiple travel agencies.

The Opportunity for the New Generation Group

We expect the travel and tourism industry in China to continue to grow rapidly as China’s economy continues to expand. China’s travel service industry is fragmented and inefficient. This fragmentation creates a market opportunity for our centralized reservation system for air-ticketing and hotel reservations, which offers comprehensive information and favorable terms negotiated with travel service suppliers across China who are offered economies of scale from our aggregated demand.

Our Strengths

We have quickly become a major travel service provider in China by capitalizing on our following competitive strengths:

Established large scale ticketing business. New Generation has achieved large scale of transactions in the flight ticketing services. The number of companies providing air ticketing services is much less than those providing services for room reservations in China. And few players engage in both businesses. On the supply side, there are thousands of suppliers for room reservation services, while very limited number of airlines in China. As a result, hotel operators are confronting more fierce competition than airlines are. A small company can easily establish contacts with hotels and be their agents since the capital required is small and the relationship with suppliers is easy to manage. In contrast, to be an air ticketing agent, companies have to overcome high capital barrier first and then work hard to maintain good relationship with airlines. Both are normally very scarce and critical resources in this business. Since New Generation has achieved large scale in operations, it has formed mutually dependant relationships with its upstream suppliers and thus has obtained a strong bargaining position with its suppliers. And the capital requirement is not a barrier to entry or growth for New Generation since its systems are already in place. New Generation has achieved the scale necessary to deal with its upstream suppliers, which include the airlines, as well as its downstream customers. Potential entrants into the industry face these capital and scale barriers to entry.

Extensive resources in the airport. New Generation is the first travel agent in China who provides customers with seamless pre-boarding services in the terminal. In 1998, it established “Red Carpet Service Zone” in the old Guangzhou Baiyun International Airport, the third largest airport in China, to provide customers with extensive services ranging from air-ticketing, check-in services to airport pick-up. After that, Hauhao Group, New Generation’s former parent company, and one of our shareholders, entered into a 10-year joint venture agreement with a subsidiary of Baiyun Airport Company Ltd. to provide easy boarding services. The joint venture was reported as the first example in China of cooperation between a private company and the highly regulated airport industry.

Brand leadership. As one of the early movers in the industry to adopt modern communications and Internet technologies, we believe that we have established one of the best-known brands for travel services in Southern China. We believe our customers associate the New Generation brand with value, convenience and confidence.

Nationwide reach for nationwide travel destinations. Our customers can book domestic and international air tickets and make reservations for accommodation at over 2,300 hotels in more than 200 cities across China, vacation packages and rental cars by calling our centralized 24-hour call center from anywhere in China or by logging onto our website. New Generation is ranked one of the top air-ticketing companies in China, in terms of volume of tickets sold and value of transactions. We issue and deliver air tickets using a network of local agents in major cities in China, covering all the 961 domestic routes.

Total customer focus. We provide our customers with comprehensive travel information, allowing them to conveniently compare prices, browse availability and amenity options, and select the price and supplier that best meet their individual travel needs. Our user-friendly websites, well trained call center representatives and continuous service development efforts reflect our focus on providing superior customer service.

Strong supplier value. We offer our travel suppliers access to aggregated consumer demand and the ability to promote their services to a large and growing base of frequent independent travelers seeking higher-end travel services. In addition, our call center and web-based transaction and service platform, with its easy-to-use supplier interface, allows our suppliers to promote their services at low incremental cost and with minimal changes to their existing systems.

In addition, New Generation has also established a strong business partnership with the leading Chinese airline groups, including China Southern Airlines and Air China. By the end of November 2004, New Generation had set up three direct air ticket sales centers under the name of the Guangzhou Branch of Air China, in selected strategic locations in Guangzhou. It also entered into a co-operation agreement with the Guangzhou branch of China Southern Airlines Company Limited to provide commuters with downtown check-in and connections services for flights of the China Southern Airline in the new Guangzhou Baiyun International Airport. The close business partnership not only allows New Generation to benefit from more favorable sales related promotional and marketing policies, but also, enables it to get involved in the air carriers’ operational activities as a value-added services provider.

Streamlined business operations through tailored information management systems. We have drawn on our in-depth knowledge of the business practices unique to China’s travel service industry to develop proprietary processes and technology-based systems for use in our business. These processes and systems incorporate customer relationship management, order processing, financial reporting and performance management and enable us to coordinate effectively the activities of our staff, agents, suppliers and resellers. This results in streamlined operations, a higher degree of operating flexibility and stronger customer relationships through enhanced customer service.

Scalable and cost-efficient services. Our services and transaction processing, enabled by our centralized call-center and web-based distribution technologies, provides superior scalability and significant cost advantages over traditional methods of travel service distribution. We can expand our range of services and extend our geographical reach without making major changes to our existing infrastructure or incurring significant capital costs.

Experienced management. We believe that our management team, which includes Mr. William Chi Hung Tsang, and a seasoned team of senior managers at the operations level with significant experience in the areas of travel service operations, marketing, technology and finance, is well qualified and experienced to handle the challenges of the travel service industry in China.

Our Strategy

Our goal is to become the leading provider of travel services in China. We seek to achieve revenue and earnings growth by pursuing the following key business strategies:

Strengthen brand awareness and marketing. We seek to strengthen consumer awareness of our brand by pursuing an aggressive marketing strategy based on online and traditional media advertising.

We seek to encourage consumer conversion and the use of our services through segment-based marketing, targeted promotions and focused telemarketing efforts.

We also seek to promote the awareness of our brand and increase our penetration among our target customers by leveraging the customer bases of other leading businesses and customer service companies. :

•	increasing advertising using publications such as company brochures and DM magazines.
•	cooperating with commercial banks for them to offer co-branded credit cards; and
•	entering into arrangements with major airlines in China, such as China Southern Airlines, under which travel booking inquiries are directed from their service hotlines to us.

Expand our range of travel services. We intend to capitalize on our leadership in air-ticketing utilizing a centralized modern call center and web-based distribution technologies and leverage the reach and efficiency of our distribution of services by growing our hotel reservations and other travel related services, such as vacation packages, car rentals and corporate travel services. We seek to expand the selection of our destination services, such as restaurant and entertainment bookings, and offer our customers greater flexibility in choosing the desired combination of travel services.

The agreement with InterContinental and China Southern Airlines has forged a strong business partnership among the three parties. It is anticipated an effective way to differentiate us from other competitors in the domestic market is through the provision for “air ticket and hotel” package. We believe that the extensive network resources based on air-ticketing, IT platform and strategic alliances with other product and service providers will be converted to our advantage that competitors will find difficult to imitate.

Enhance customer experience. We seek to enhance our customer’s experience by providing more personalized care, and by strengthening and expanding travel supplier relationships to offer our customers a wider range of travel services. We seek to deliver consistently high-quality customer service through continuous improvements in the information technology systems utilized in our call center, and in the content, features and functions of our websites.

We seek to retain our most loyal customers and generate repeat ticketing by offering loyalty rewards and additional specialized services, including dedicated VIP lounges at airports and a VIP call service with reduced waiting time. Our VIP call service, staffed by a dedicated team of specially trained representatives, provides VIP customers personalized travel advice and services. A Customer Relationship Management (CRM) system will be deployed in the first quarter of 2005. This CRM system will integrate the call center, and websites together with other resources to offer comprehensive incentive programs and personalized services in a proactive style. Interactive information delivered through the mobile telephone network will also be employed.

Enhance efficiency and profitability. We have built our operating infrastructure to take advantage of the inherent cost advantages of our centralized call center and web-based distribution technologies. We also seek to increase the efficiency of our marketing programs by tracking the effectiveness of our expenditures on various marketing activities.

We continue to capitalize on improvements in electronic commerce infrastructure, such as the introduction of electronic ticketing. By using exclusive online promotional offers, we believe we will be able to benefit from the increasing adoption of online commerce among consumers by attracting additional customers and migrating existing customers to our websites, thereby lowering our operating costs.

Enhance our technology infrastructure. We design and maintain our systems with a view to enhancing consumer-friendliness and providing adaptive solutions for our airline and other travel service suppliers. We seek to streamline our transaction processes through ongoing technology upgrades to our transaction and services level.

Selectively pursue complementary acquisitions. We seek to supplement the organic growth of our business by pursuing acquisitions which would enable us to expand our service offerings, our customer base and our distribution network. We seek to capitalize on the opportunities for consolidation in China’s fragmented and inefficient travel service industry by selectively exploring opportunities to acquire other travel service businesses such as air-ticketing agencies, hotel-room consolidators, tour-package agencies and corporate travel providers.

Develop travel solutions for corporate clients. We will enhance our travel services by providing corporate travel solution services that cover more international corporations and large national corporations in the region. The corporate market is a fast growing market with high profit margin. With our comprehensive resources in ticketing, hotel reservations, business club facility and airport services, we are confident that we can be one of the leading services providers in the region. At the moment, we have over 30 corporate clients including large scale joint ventures such as Guangzhou Honda and Panasonic Wan Bao. We successfully entered into a service consignment agreement with the Purchasing Office of the Guangzhou City Government. This agreement will be valid for two years from January 1, 2005 to December 31, 2006. Under this agreement, the Company will provide international business travel packages and related services to key personnel of the Guangzhou City Government at premium package prices.

Business Travel Services - Operating Revenues on a Pro-Forma Basis

We offer our customers a wide selection of travel services. The following table sets forth the pro-forma amount of our revenues and profit (loss) from operations represented by each travel-related service for the periods indicated on a dollar and percentage basis:

Operating Revenue on a Pro-Forma Basis

	Jan to Dec 2004	Jan to Dec 2004	Jan to Dec 2003	Jan to Dec 2003	Jan to Dec 2002	Jan to Dec 2002
	USD	%	USD	%	USD	%
Business Travel services
Air-ticketing	4,747,447	91.68%	1,975,098	67.99%	1,652,756	86.63%
Insurance	423,247	8.23%	929,916	32.01%	255,052	13.37%
Other	7,577	0.09%	0	0.00%	0	0.00%
Pro-Forma Operating Revenue	5,178,271	100.00%	2,905,014	100.00%	1,907,808	100.00%

Profit (loss) from Operations on a Pro-Forma Basis
	Jan to Dec 2004	Jan to Dec 2004	Jan to Dec 2003	Jan to Dec 2003	Jan to Dec 2002	Jan to Dec 2002
	USD	%	USD	%	USD	%
Business Travel services
Air-ticketing	2,044,606	90.31%	502,717	42.53%	106,012	105.51%
Insurance	229,996	10.16%	679,446	57.47%	(5,536)	(5.51%)
Other	(10,547)	(0.47%)	0	0.00%	0	0.00%
Pro-Forma Profit (loss) from Operations	2,264,055	100.00%	1,182,163	100.00%	100,476	100.00%

Pro-Forma Net Income (loss)	2,018,044		524,703		(331,323)

Air-ticketing. We provide a 24-hour air-ticketing service through our toll-free call center and websites. We act as agents for all major airlines in China and international airlines that operate flights that originate from selected cities in China. We make flight reservations through TravelSky, which is the operator of the only nationwide system for air-ticket reservations in China, and currently issue and deliver air tickets using a network of local agents throughout major cities in China. Under current regulations, travel agents, including us, have no discretion to offer discounts on airline tickets. However, we have successfully negotiated escalating commissions with many airlines based on the number of air tickets we sell.

Our air-ticketing process begins when a customer initiates an inquiry through our toll-free call center or our websites. The customer is informed of the available flights based on their schedule and desired air carrier and we then confirm a booking for a seat on the selected flight through our call center. Booking information is sent to one of our local agents in the city where the customer wants the ticket to be issued and delivered. We have relationships with a network of local ticketing agents throughout major cities in China. We use these local agents and other third party delivery companies to deliver the tickets to our customers and collect payments for the tickets. We then collect the airfare from the delivery company, pay the agent’s commission and the cost of the tickets, and retain the balance ourselves. We currently do not pre-purchase air tickets for resale.

We believe that air-ticketing sales will continue their rapid pace of growth. In the year ended December 31, 2004, we sold approximately 995,000 air tickets, compared to approximately 440,000 air tickets sold in the six months ended June 30, 2004. We anticipate that the expected adoption of e-tickets in China will allow consumers to better use our call center and websites to book air tickets and will benefit our air-ticketing business by allowing us to reach a broader customer base without materially increasing our operating costs.

Hotel reservations. We currently have room supplier relationships with more than 2,300 hotels in over 200 cities throughout China. We seek to offer a range of hotel options at a variety of prices, with the majority of our hotel suppliers being three-, four- or five-star hotels, catering to higher-end customers. For the nine months ended September 30, 2004, we derived 0.05% of our total revenues from our hotel bookings.

We act primarily as an agent in our hotel-related transactions. When a customer makes an initial inquiry through either our call center or our websites, we match the customer’s request with our allotment of rooms and make a reservation for the customer with the appropriate hotel supplier. The hotel supplier returns a confirmation that is passed along to the customer by phone, fax or email. When the customer checks into the hotel on the designated date, the hotel informs us of the customer’s check in. The customer settles his hotel bill directly with the hotel, and we are entitled to a fraction of the room rate as a commission. Upon the completion of a customer’s stay, we verify with the hotel the length of the stay and calculate our commissions, ranging from 10% to 20% of the hotel room rate, which the hotels pay us on a monthly basis. We pay no penalty to the hotel for “no shows” on confirmed bookings, although we are not paid any commission in respect of “no show” bookings. We do not currently pre-purchase hotel rooms until the customer has paid us, and consequently do not carry significant inventory risk.

Depending on our agreement with the individual hotel supplier, we either receive a guaranteed allotment of hotel room-nights per month or operate on an “as-requested” basis. Our agreements with hotels typically contain some or all of the following provisions:

•	Room pricing. The hotel guarantees negotiated room rates that are lower than published rates. In addition, the customer is also able to enjoy promotional rates if such rates are in effect.
•	Room supply. The hotel must notify us of any shortages of hotel rooms so that we can make alternative accommodations for our customers.
•	Customer accommodation. The hotel must upgrade the customer to a higher level of accommodation if, due to the fault of the hotel, a customer’s reserved room is not available upon check in.
•
Confirmation of the customer’s stay. The hotel must inform us of the length of the customer’s stay. We confirm a customer’s length of stay by contacting the hotel to verify the customer’s check-in and check-out dates and contact customers to crosscheck the information reported by the hotel. We continuously rate our hotel on the basis of the accuracy and timeliness of the reported information.

•	Extended stay. The hotel must immediately inform us if the customer extends their stay beyond the original booking. We then book the extended stay and calculate the additional commission.
•	Commission payments. The hotel pays us either a flat, pre-negotiated or an escalating commission based on the number of hotel room nights we book.

Our agreements with our hotel room suppliers are in writing for the most part. We enter into agreements with companies that own hotels. Due to the fragmented nature of the hotel industry in China where hotels are generally owned separately, we generally enter into agreements with hotel companies on an individual hotel basis.

Since our hotel booking business is at the initial stage, the volume of room-nights is still too small to help obtain any guarantee on room allotments. To grow its operations as quickly as possible, New Generation has successfully entered into a business partnership agreement with InterContinental Hotels Group and China Southern Airlines. An agreement concerning the purchase of one of the largest hotel booking service providers in China is also under negotiation. If the negotiations are successful and an acquisition is consummated, we believe that the hotel booking business will soon become a significant component of the business of the Company as a whole.

Vacation packages. We offer third-party vacation packages that include air transportation, hotel accommodation and other travel related services to many popular destinations in China. A vacation package transaction begins in the same way as the majority of our other transactions, with the customer initiating an inquiry either through our toll-free call center or our websites. The customer selects the desired vacation package and places an order with us. After confirming both the hotel reservation and transportation arrangements with the appropriate travel supplier, we send our customer a confirmation and arrange for ticket delivery, if needed, through a local travel agency. The customer pays for the vacation upon delivery of the appropriate confirmation or air ticket, and we deduct our commission. In general, our customers only pay a penalty if they cancel their reservations at a late stage.

We select vacation packages to serve the unique needs of FITs. Many of our vacation packages are designed as self-guided tours that permit FITs to travel to desired locations without adhering to the rigid schedules that are typical of tour group packages.

Corporate travel service. We have recently begun to provide companies in China a corporate travel service providing travel planning, hotel reservations, air-ticketing and rental car bookings. By centralizing their travel management functions, our corporate clients can reduce their travel costs and the associated administrative burden. We also assist companies in planning, executing and streamlining their travel budgets.

Marketing

We market our services through a combination of direct marketing, online marketing, traditional media advertising and co-marketing with established brands. We seek to build our New Generation brand identity which consumers will associate with choice, convenience and value.

Direct marketing. We conduct direct marketing activities principally at major airports and transportation hubs in China. Our promotional efforts at these locations include the distribution of complimentary membership cards.

Online marketing. These portals feature hyperlinks to our websites for air-ticket and hotel service recommendations to their web visitors. In some cases we operate on a co-branded basis, where we provide our services and our brand is featured on these portals. In other cases, we operate on a private label basis, where we deliver our services using the brand name of the originating website. In both cases, we pay commissions based on the bookings generated through our co-marketers. We feel that our online marketing effort is an important part of our marketing strategy and serves as a cost-effective marketing tool. In addition, our online presence serves as an additional channel to capture targeted customers through association with established Internet brands in China. We believe that the Internet will continue to experience growth in China, and our relationships with top Internet portals in China will position us well to exploit its potential.

Traditional marketing. Our traditional media advertising efforts include newspaper and broadcast advertising. The focus of our media advertising efforts is to promote awareness of the New Generation brand among our potential customers.

Co-marketing relationships. We seek to expand our market reach by entering into co-marketing agreements with companies that have a large customer base and strong brand recognition. We believe that we are able to reach more customers and capitalize on their brand recognition in promoting our services and in enhancing our credibility. We have developed co-marketing agreements with some of the largest companies in China with a view to establishing our brand.

Distribution

We are currently a major air ticketing provider in China. Our growth was achieved through locating our subsidies in the major cities in China. We also package hotel room booking services and tour packaging services with air tickets to better meet our customers’ needs. Our business goal is to become a leading integrator of air ticketing, hotel booking and tour packages. This requires utilization of our comprehensive distribution system that is comprised of:

•	our twenty-four hours per day, seven days per week, toll-free call center,
•	our popular Internet website, and
•	our extensive nationwide network of resellers.

Call center. We operate a 24-hour call center staffed by more than 32 customer service representatives (CSRs). The number of CSRs will increase to 104 by the end of 2005 to meet the requirement of our business development. The call center is accessible nationwide on a toll free basis for fixed line telephone calls in China and by calling 4008-168-168 in China. Our call center typically handles more than 150 calls per day. Although, it currently contributes little to the total air-ticketing reservations and hotel bookings, we are fully confident that with our market expansion, 20% of our total transactions will be generated from on-line transactions. We believe that our call center constitutes a cost-efficient distribution channel because of the available pool of low-cost labor in China. We expect our call center will become our principal distribution channel going forward, due to China’s large and growing mobile and fixed-line phone subscribers and consumer preference for the personalized service we are able to provide through our call center.

Website. We offer our travel services through our user-friendly website www.4008168168.com. The website allows us to expand our customer base and improve customer service with minimum transaction costs. Customers can browse travel service options, compare prices, book and confirm orders through our website. Our website is designed to provide customers with a quick, efficient and flexible service that facilitates comparison among our large number of travel suppliers. To support the internationalization of our business, we are undertaking a program to construct an English website and synchronize it with the Chinese one. Customers will be easily access both websites by logging onto www.4008168168.com.

Reseller network. We have developed an extensive nationwide network of over 60 non-exclusive resellers, consisting of smaller travel and air-ticketing agencies that utilize our call center and websites to distribute travel services. We pay our resellers a portion of our commission, subject to an escalating scale, based on the number of hotel reservations and air-ticket bookings they generate for us. Our air-ticketing network generates revenues from resellers’ monthly administration fees, ticketing system rentals and Physical Identity Devices maintenance fees. The volume of tickets sold and value of transactions completed are incorporated into our total volume and total transaction values for New Generation.

Technology

We believe that we have a strong technology team in the travel service industry in China. Our goal is to develop a high-performance, reliable, scalable and secure system in-house to support our business demands for new features and functionalities.

We have built a sophisticated, proprietary back office system encompassing order processing, customer relationship management, inventory control, business intelligence and staff performance management functions that coordinates the activities of our internal departments, clients, agents and partners within a single cohesive platform. We have also invested in an advanced, in-bound call center for phone based bookings and a scalable network infrastructure system utilizing hardware and software from top-tier vendors. Our system connects us with our suppliers, clients and agents.

Our infrastructure security system is designed to ensure that our users can only access and use our system according to their assigned authorization levels. Our system also includes VPN and encryption technologies to allow for secure Intranet access, as well as an intrusion detection system, which is designed to detect security breaches. Our infrastructure security system, however, may not be adequate at all times and we may experience occasional security breaches.

As of December 31, 2004, we employed approximately 400 staff members to maintain and enhance our transaction and service infrastructure.

Competition

The travel service industry in China is extremely large, highly fragmented and intensely competitive. We compete with eLong, Inc., Ctrip.com International, Ltd, traditional travel agencies such as CTS, CITS and CYTS, and hotel suppliers that sell their room inventory directly to consumers. The major markets in which we currently compete include the relatively affluent coastal areas of China. As China’s market continues to grow, we may face further competition from other new domestic hotel room consolidators or international players such as expedia.com or priceline.com that may seek to expand into China. We may also face increasing competition from hotels and airlines should they further expand into the direct selling market or engage in alliances with other travel service providers besides us. We compete on the basis of brand recognition, selection, price, ease of use, accessibility of information, breadth of services offered, convenience, and customer service and satisfaction.

We cannot assure you that we will compete successfully with any of our current or future competitors.

Employees

We have 404 employees in the New Generation Group of companies that are in the following job categories: Management and Administration (152), Customer Service (158), Sales and Marketing (41), Supplier Management (35), and Technical Services (18).

We participate in government-mandated multi-employer defined contribution plans under which certain pensions, medical and other welfare benefits are provided to employees. We make monthly payments to these plans based on the employee’s compensation.

We have not entered into any collective bargaining agreements. We consider our relations with our employees to be good.

Facilities

Our headquarters in Guangzhou Rihang Hotel are located in an adjoining property of approximately 1,740 square meters. Our call center is located in a leased space of approximately 600 square meters. We lease the premises for our call center under a two-year term lease, expiring in 2006. We also maintain branch and sales offices in major cities in Guangdong Province including Foshan, Shunde, Dongguan Zhongshan and Gaoming. We believe that adequate facilities are available to accommodate our future expansion plans.

Legal Proceedings

We are currently not involved in any material litigation, arbitration or administrative proceedings in the New Generation Group of companies that could have a material adverse effect on our financial condition or results of operations. From time to time, we may be involved in disputes with individual employees. So far as we are aware, no material litigation, arbitration or administrative proceedings are pending.

Regulation

The travel industry in China is subject to substantial regulation by the Chinese government. This section sets forth a summary of certain significant Chinese regulations that affect our business and our industry.

Scope of Regulation

Current PRC laws and regulations impose substantial restrictions on foreign ownership in air-ticketing, advertising and Internet businesses in China.

Restrictions on Foreign Ownership

Air-ticketing. The principal regulation governing foreign ownership in air-ticketing business in China is The Foreign Investment Industrial Guidance Catalogue (2004 revision). Under this regulation, a foreign investor is allowed to own 100% of any wholesale and commission-based agency in China after December 11, 2004. As inferred from the law, air-ticketing does not fall into the statutory prohibited industries like the wholesale of newspaper and magazine, drugs, agricultural chemicals and membrane, chemical fertilizer, refined oil and crude oil, so it is our understanding that beginning on December 11, 2004 foreign investors were permitted to own 100% of an air-ticket agency.

Travel agency. The principal regulation governing foreign ownership in travel agencies in China is the Establishment of Foreign Controlled and Wholly Foreign Owned Travel Agencies Tentative Provisions (2003). Recently, foreign investors that

•	primarily engage in travel agency business;
•	have annual revenue from travel services exceeding US$40 million (in the case of foreign-controlled travel agencies) or US$500 million (in the case of wholly foreign owned travel agencies;
•	are members of travel industrial associations in their home countries or regions have been permitted to establish or own travel agencies in Beijing, Shanghai, Guangzhou, Shenzhen, Xian or other approved national tourism areas, upon the approval of the PRC government, subject to substantial restrictions on the scope of their business. For example, foreign invested travel agencies are prohibited from engaging in the business of overseas travel by PRC citizens or travel by persons from the other regions of the PRC to Hong Kong, Macau or Taiwan. In addition, other than its head office, foreign-invested travel agencies are not allowed to open branch offices.

Our 51% ownership of the New Generation Group of companies involves the foreign control of a travel agency doing business in the Peoples’ Republic of China. The control of a Chinese travel agency is permissible under the Establishment of Foreign Controlled and Wholly Foreign Owned Travel Agencies Tentative Provisions (2003), subject to compliance with the restrictions on the scope of business for passenger air ticket sales agents, commercial agency, tourist information services and marketing research planning. All such businesses are not categorized as "restricted" or "prohibited" by The Foreign Investment Industrial Guidance Catalogue (2004 revision). We believe the competitive advantage of the travel agency business of New Generation is not limited by the scope of business restrictions referred to in the preceding sentence, and, therefore, our operations are not impacted by laws regulating travel agencies.

Advertising Agencies. The principal regulations governing foreign ownership in advertising agencies in China include.

•	The Foreign Investment Industrial Guidance Catalogue (2002); and
•	The Administrative Regulations Concerning Foreign Invested Advertising Enterprises (2004)

Under these regulations, foreign investors can currently own up to 70% of the equity interest in an advertising agency in China. Beginning on December 10, 2005, foreign investors will be permitted to own 100% of an advertising agency.

Internet content provision. The principal regulations governing foreign ownership in the Internet content provision business in China include:

•	The Administrative Rules for Foreign Investments in Telecommunications Enterprises (2001); and
•	The Foreign Investment Industrial Guidance Catalogue (2002)

Under these regulations, a foreign entity is prohibited from owning more than 50% of a Chinese entity that provides value-added telecommunications services, including Internet content provision.

General Regulation of Businesses

Air-ticketing. The air-ticketing business is subject to the supervision of the Civil Aviation Administration of China, or CAAC, and its regional branches. The principal regulation governing air-ticketing business in China is the Administration on Civil Aviation Transporting Marketing Agency Business Regulations (1993).

Under this regulation, an air-ticketing agency must obtain a permit from CAAC or its regional branch in every city in which the agency proposes to conduct business. The two types of air-ticketing permits in China are permits for selling tickets for international flights and flights to Hong Kong, Macau and Taiwan and permits for selling tickets for domestic flights in China except flights to Hong Kong, Macau and Taiwan.

Travel agency. The travel agency industry is subject to the supervision of the China National Tourism Administration and local tourism administrations. The principal regulations governing travel agencies in China include:

•	The Administration of Travel Agencies Regulations (1996), as amended, and
•	The Rules of Implementation of the Administration of Travel Agencies Regulations (2001)

Under these regulations, a travel agency must obtain a license from the China National Tourism Administration in order to conduct cross-border travel business, and a license from the provincial-level tourism administration in order to conduct a domestic travel agency business.

Advertising. The State Administration of Industry and Commerce is responsible for regulating advertising activities in China. The principal regulations governing advertising, including online advertising in China include:

•	The Advertising Law (1994); and
•	The Administration of Advertising Regulations (1987)

Under these regulations, any entity conducting advertising activities must obtain an advertising permit from the local Administration of Industry and Commerce.

Internet content provision service and online commerce. The provision of travel-related content on the websites is subject to Chinese laws and regulations relating to the telecommunications industry and the Internet, and regulated by various government authorities, including the Ministry of Information Industry and the State Administration of Industry and Commerce. The principal regulations governing the telecommunications industry and the Internet include:

•	The Telecommunications Regulations (2000)
•	The Administrative Measures for Telecommunications Business Operating Licenses (2001); and
•	The Internet Information Services Administrative Measures (2000)

Under these regulations, Internet content provision services are classified as value-added telecommunications businesses, and a commercial operator of such services must obtain an Internet content provision license from the appropriate telecommunications authority in order to carry out any commercial Internet content provision operations in China.

With respect to online commerce, there are no specific Chinese laws at the national level governing or defining online commerce activities, and no government authority has been designated to regulate these activities. There are existing regulations governing retail business that require companies to obtain licenses in order to engage in the business. However, it is unclear whether these existing regulations will be applied to online commerce.

Regulation of Foreign Currency Exchange and Dividend Distribution

Foreign currency exchange. The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended. Under these rules, the Renminbi is freely convertible for trade and service-related foreign exchange transactions, but not for direct investment, loans or investments in securities outside China without the prior approval of the State Administration of Foreign Exchange of the People’s Republic of China, or SAFE.

Pursuant to the Foreign Currency Administration Rules, foreign-invested enterprises in China may purchase foreign exchange without the approval of SAFE for trade and service-related foreign exchange transactions by providing commercial documents evidencing these transactions. They may also retain foreign exchange, subject to a cap approved by SAFE, to satisfy foreign exchange liabilities or to pay dividends. However, the relevant Chinese government authorities may limit or eliminate the ability of foreign-invested enterprises to purchase and retain foreign currencies in the future. In addition, foreign exchange transactions for direct investment, loan and investment in securities outside China are still subject to limitations and require approvals from SAFE.

Dividend distribution. The principal regulations governing distribution of dividends by foreign-invested companies include:

•	The Sino-foreign Equity Joint Venture Law (1979), as amended;
•	The Regulations of Implementation of the Sino-foreign Equity Joint Venture Law (1983), as amended;
•	The Foreign Investment Enterprise Law (1986), as amended; and
•	The Regulations of Implementation of the Foreign Investment Enterprise Law (1990), as amended.

Under these regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, wholly foreign owned enterprises in China are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds unless such reserve funds have reached 50% of their respective registered capital. These reserves are not distributable as cash dividends.

In addition, our wholly-owned subsidiaries are required to allocate portions of their respective after-tax profits to their enterprise expansion funds and staff welfare and bonus funds at the discretion of their boards of directors. Our affiliated Chinese entities are required to allocate at least 5% of their respective after-tax profits to their respective statutory welfare funds. Allocations to these statutory reserves and funds can only be used for specific purposes and are not transferable to us in the forms of loans, advances, or cash dividends.

Business Plan For Our Life And Accident Insurance Agency Business

China World Trade is engaged in the accident and life insurance business through its indirect 51% ownership interest of Hauhao Insurance Agency Ltd., a limited liability company organized and existing under the laws of the Peoples’ Republic of China (“Hauhao Insurance”). Hauhao Insurance was formed in 2002 and is engaged in the life and accident insurance agency business in the Guangdong Province of China.

Hauhao Insurance places insurance for and services personal accounts throughout the Guangdong Province of China. The Company acts as an agent in soliciting, negotiating and effecting contracts of insurance through insurance companies located across China, and also acts as a broker in procuring contracts of insurance on behalf of insured’s. Hauhao Insurance specializes in a popular market niche known as life and accident insurance.

The Industry

Insurance brokerage companies principally serve businesses, public institutions and individual clients, which we refer to as “insured’s,” by placing general and specialty insurance coverage on their behalf with insurance carriers, which we refer to as “insurers,” and providing risk management consulting services. Through their knowledge of the insurance market and preferred relationships with insurers, insurance brokers are able to assist their clients by negotiating competitive rates and policy terms. Insurance brokers also serve as a distribution channel for insurers and perform much of the administrative and customer service functions insurers would have to otherwise perform were they to sell insurance coverage directly. Insurance brokers are typically compensated by commissions paid by insurers on the premium volume placed. These services, whether to individuals or institutions, are generally referred to as retail brokering.

Our Business

A substantial portion of the commission and fee business of Hauhao Insurance is derived from placing insurance for individuals. It services its clients through its network of four offices in the Guangdong Province. No material part of the company's business is dependent upon a single customer or on a few customers, the loss of any one or more of which would have a materially adverse effect on the Company. We placed insurance for a total of 88,473 customers in 2003 and 21,976 customers in 2004.

Competition

The insurance brokerage and service business is highly competitive and there are many insurance brokerage and service organizations as well as individuals throughout the world who actively compete with the Company in every area of its business. There are firms in a particular locality which are as large as or larger than particular local office of our company which is located there. We believe that the primary factors determining its competitive position with other organizations in its industry are the overall cost and the quality of services rendered.

Hauhao Insurance is also in competition with certain insurance companies which write insurance directly for their customers. Certain government benefits relating to life, health, disability, and accident are also alternatives to private insurance and hence indirectly compete with our business. To date, such direct writing and government benefits have had, in the opinion of the management of Hauhao Insurance, relatively little effect on its business and operations, but we can make no prediction as to their effect in the future.

Commissions And Fees

The two major sources of operating revenues are commissions from brokerage and risk management operations and service fees from risk management operations. Information with respect to these two major sources as well as investment income and other revenue, including non-recurring gains, are as follows (in thousands):

Pro-Forma Data	12/31/2001 USD	12/31/2002 USD	12/31/2003 USD	09/30/2004 USD

Commission income		255,052	929,916	423,243
Fee income	<Note 1>	-	-	-
Investment income & others		409	99	166
Non-recurring income		-	-	-

Note 1: The Company incorporated on January 15, 2002, so no data is available on the above column.

The primary source of Hauhao’s compensation for its brokerage services is commissions paid by insurance companies which are usually based on a percentage of the premium paid by the insured. Commission rates are dependent on a number of factors including the type of insurance, the particular insurance company and the capacity in which our company acts. In some cases we are compensated for brokerage or advisory services directly by a fee from a client, particularly when insurers do not pay commissions. We also receive contingent commissions which are generally based on the profit the insurance company makes on the overall volume of business placed by the company in a given period of time. Occasionally, we share commissions with other brokers who have participated with us in placing insurance or servicing insureds. We also receive service fees from providing risk management operations.

Our Strengths

•
Our comprehensive distribution network enables us to have easy access to individual consumers. Moreover, the size and scale of our air ticketing operations in the Guangdong province enable us to distribute life and accidental insurance in an efficient manner to all of our clients.

•
Our agency agreements with leading insurance companies enable us to deliver efficient service after policy sales are made. We entered into agency agreements with leading insurance companies, including the People’s Insurance Company of China (PICC), Pingan Insurance Company of China and the China Pacific Insurance Company, in January 2002. Since 2003, we have been granted “green channel” privileges by the above mentioned companies as a result of success in turnover, credibility, service level and industrial reputation. The lead time required for underwriting and settling claims has been shortened to a maximum of 7 working days by virtue of our “green channel” status, instead of the regular 15 working days for these matters. We believe that this arrangement will differentiate us from our competitors and will provide us with better opportunities to generate incremental revenues.

•
Experienced and motivated management team. Our top executive officers have over 35 years of combined experience in the insurance brokerage and financial services industries and are supported by a group of highly motivated professionals throughout our operations. Our Chief Executive Officer of the New Generation Group, Zeliang Chen, has been with us since 2002. During his 10 years in the industry, he has gained substantial experience in insurance and financial services, the development of cross selling strategies, and operational integration. Due to his track record in the industry, he was appointed as the Representative Committee Member of China Insurance Brokerage Association in 2003, for a three-year term.

•
Cross-selling potential with the air ticketing services. Our strength in the air-ticketing business, which results from a large number of individual consumers, should benefit our insurance brokerage business. Given the similarities in selling procedures, we believe there is a great potential for joint marketing opportunities. In fact, life and accidental insurances can be incorporated with air-ticketing and hotel booking services into a package and sold as a value-added product to our customers.

Business Strategy

Our objective is to continue our revenue growth while sustaining our profitability, and, to achieve this, we will focus on capitalizing on our competitive strengths and implementing the business strategy outlined below:

•
Increase Operating Efficiencies. We expect to realize continued improvement in our profit margin by consolidating the back-office operations of our brokerage business, completing strategic acquisitions and increasing the productivity of our sales professionals. Our management is incentivized to improve our profit margins by a variety of equity incentives and performance bonuses.

•
Pursue fold-in and strategic acquisitions. We believe in growth through acquisitions. We intend to make selective acquisitions of businesses currently operating in our geographic footprint and consolidating the operations into our existing infrastructure. Our acquisition criteria include strong financial performance, talented management, specialized area of expertise, critical geographical presence and excellent client and insurance carrier relationships.

•
Enhance competitive advantage. Since air-ticketing and hotel booking operations are both time consuming and require a long-term investment horizon, the majority of the market players are concentrating in either the air-ticketing business or hotel booking services. Few players compete in both markets. For this reason, we believe that with the combination of our strengths in the air ticketing and hotel booking business, we are able to enhance our competitive advantage by providing packaged services to meet various customer needs. Better integration in business travel related products and services can build up business resource barriers to entry, which are hard to overcome.

Sales

Our sales strategy is to be a single distribution point to the individual consumer market, serving their life and accident insurance and other risk management needs. Consequently, our sales strategy emphasizes:

•	Using consultative needs assessment to identify our clients’ insurance priorities;
•	Promoting teamwork between sales professional and product specialists on a local and regional basis.
•	Maintaining an on-going consultative and trusted advisor relationship with out clients to increase client retention.

We have 16 sales professionals, who we evaluate by measuring the revenues they generate from new business and cross-selling and the revenues they are able to retain from existing clients.

We originate sales opportunities through a number of channels. We focus primarily on selling products and services to new and existing clients on a direct basis. In addition, we sell through approximately 50 professional associations and affinity groups. Professional associations such as those in the entertainment and construction industries, generates sales opportunities by virtue of the recognition we develop in those industries. Finally, a fast-growing component of our sales strategy is to distribute supplementary voluntary insurance products to employees of our business clients through worksite marketing arrangements. We believe that this sales channel can ultimately be used to distribute non-insurance-related financial products and services as well.

We utilize sales force automation software to manage and track the progression and status of sales prospects. Through regular updates to the system by our sales professionals, we are able to monitor sales opportunities as they evolve from the initial prospect phase through ultimate acceptance or refusal by the client. Detailed information on each sales prospect, including client information, size of revenue opportunity and type of product being sold, is recorded. As a result, sales force automation is able to serve as both a contact management application for our sales professionals and a business management tool for our regional and corporate sales management executives.

Business Plan For Our Business Value-Added Services

We provide business value-added services to a variety of customers. These services concentrate on business consultancy services, interactive marketing and incentive programs management for merchant chains and large corporations with a huge user base.

Business Consultancy Services

China World Trade’s business consultancy services are focused two areas. (1) China World Trade provides consultancy services in the financial advisory sector including mergers and acquisitions advisory services, corporate restructuring advisory services and corporate finance advisory services. A specialty niche has been to consult with and advise local PRC companies in seeking foreign capital for their expansion programs. (2) China World Trade assists Chinese companies in developing the international trade dimension of their own businesses and assists foreign companies to establish their businesses in China. China World Trade helps Chinese companies in business development, marketing, sourcing and public relationship management in the international business environment. These services are fee based, and payment to China World Trade is structured either on a flat fee basis or on a success fee basis. The consultancy services operation of China World Trade started in the last quarter of 2004.

Interactive Marketing and Customer Relationship Management Services

This operation started at the beginning of 2004 when China World Trade jointly issued credit cards with the Agricultural Bank of China through a co-branding arrangement. Guangdong World Trade Link Information Services Limited (“WTC Link”), a subsidiary of China World Trade formed in 2004 to implement the partnership with the Agricultural Bank of China and to manage the Bank’s co-brand credit card project. WTC Link is an active provider of interactive marketing and customer royalty solution and services in China. It provides services to China Telecom to develop and manage the merchants’ privilege VIP member services. WTC Link also formed a partnership with China Unionpay to develop the royalty systems for bankcard holders in the Guangdong Province. The fees for these services are determined on a negotiated basis. WTC Link has launched a royalty program with over 300 merchants in Guangzhou. This program allows merchants to provide discounts to clients who apply the discount by Short Message Services through mobile telephone networks and receive the authorization instantly. This program enables WTC Link to capture the mobile phone number and provide customer relationship management solutions to merchants based on the analysis of the client’s consumption behavior such as frequency, timing and spending patterns. An interactive Short Message Services gateway backed by China Mobil and China Unicom has been established for this project. The income of Short Message Service can be generated by charging a service fee per message, or by charging a monthly fixed fee as a service package. It is expected that many merchants will join this network in fiscal 2005.

China World Trade establishes individual operations and separate management teams for each value-added service. The revenue of value-added business division will be the services fees derived from various services rendered.

Competition

The definition of value-added services varies from company to company and it is not meaningful to compare our market position with other potential competitors. We provide value-added services on a customized basis, and we are not aware of any other company that offers the services that we do.

Strategic Investments

We expand our business activities through strategic investments. Strategic ventures which have no synergy with our business or have a negative impact on our cash flow will not be initially considered. A group of business entities or an entity with synergies that will enable us to experience intrinsic growth will be considered, especially if they will enable us to evolve into a conglomerate in the Chinese business environment. The New Generation acquisition is an example of a major strategic investment by us. By acquiring New Generation, China World Trade can incorporate New Generation’s services to enhance the business club services, and at the same time can access New Generation’s huge client base of business travelers to recruit members for our Business Clubs.

Employees

We currently have 32 employees in our Value Added Services division. We believe our future success will depend in large part upon the continued service of its our technical and senior management personnel and our ability to attract and retain technical and managerial personnel. There can be no assurance that we will retain our key technical and managerial employees or that we can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. None of our employees are subject to any collective bargaining agreements.

Item 2. Description of Property

Our main office and the Guangzhou World Trade Center Club facilities are located at 3rd Floor, Goldlion Digital Network Center, 138 Tiyu Road East, Tianhe, Guangzhou, and the PRC 510620. Such office and club facilities are held pursuant to a lease from Guangzhou Silver Disk Property Management Co. Ltd., which provides for an aggregate monthly rental of approximately RMB$350,000 and expires on July 31, 2007.

Our Beijing World Trade Center Club facilities are located at 2nd Floor, Office Tower II, Landmark Towers Beijing, 8 North Dongsanhuan Road, Beijing, the PRC. The five-year lease for the location of the BWTCC club facilities, which runs from February 1, 2004 to January 31, 2009, was executed by Beijing Landmark Towers Co Ltd. and BWTCC. The terms of the lease provide for an aggregate monthly rental amount and management fees of approximately RMB$121,180 and contains a rent free period from February 1, 2004 to January 31, 2006.

Pursuant to the Share Exchange Agreement dated December 17, 2002, entered into by the Company and Mr. William Chi Hung Tsang, the Company acquired the entire issued share capital of GBN, which owns two commercial properties, one located at 20/F, Goldlion Digital Network Center, Unit 01-10, 138 Tiyu Road East, Tianhe, Guangzhou, the PRC (the "PRC Property") and the other at Flat B, 12/F, Champion Center, 301-309 Nathan Road, Hong (the "Hong Kong Property"). The Company occupies most of the rental area of the PRC property and rents out the Hong Kong Property at an annual rental income of HK$102,000.

Item 3. Legal Proceedings
We are not aware of any pending or threatened legal proceedings, other than as set forth below, in which we are involved. In addition, we are not aware of any pending or threatened legal proceedings in which entities affiliated with our officers, directors or beneficial owners are involved.

On December 10, 2004, Kenneth P. Silverman, Esq., as Trustee for the Estate of Chief Executive Officers Clubs, Inc. (the “Trustee”), filed a Complaint against CEO Clubs China Limited, China World Trade Corporation, Simon Guo and J.P. Li (the “Complaint”), which commenced an Adversary Proceeding relating to a Chapter 7 bankruptcy case pending in the U.S. Bankruptcy Court for the Southern District of New York, captioned as In Re: Chief Executive Officers Clubs, Inc., Debtor. The Complaint alleges, among other things, that certain assets of the Chief Executive Officers Clubs, Inc. bankruptcy estate were transferred to our Company in violation of Section 549 of the Bankruptcy Code. It requests that the Bankruptcy Court order, among other things, a return of such assets by our Company and/or seeks a judgment against us in the amount of not less than $480,000.00.

As previously disclosed, on May 7, 2004, the Company acquired 51% of the outstanding capital stock of CEO Clubs China Limited, a Hong Kong corporation (“CEO Clubs China”), through one of its wholly-owned subsidiaries, for a total consideration of cash and shares of common stock amounting to US$480,000. CEO Clubs China is an authorized chapter to operate under the “CEO Clubs” trademarks in the Greater China region, including the Peoples’ Republic of China, Hong Kong and Taiwan.

We have engaged counsel and are vigorously defending the Adversary Proceeding. We filed a Motion To Dismiss which was heard on March 22, 2005, and the judge ruled in favor of the Trustee by refusing to dismiss the case at this preliminary stage of the proceedings. Notwithstanding that decision, our primary defense is that we purchased the stock of CEO Clubs China, and did not acquire any assets of the Chief Executive Officers Clubs, Inc. bankruptcy estate. We believe that this defense will be meritorious should the matter ever come to trial.

Item 4.  Submission of Matters To a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock began quotation on the Over-the-Counter Bulletin Board ("OTCBB") on June 28, 2000 and was initially quoted under the symbol TXON before the symbol was changed to CHWT. On June 26, 2002, our common stock was delisted from trading on OTCBB for not being a current reporting company under the Securities and Exchange Act of 1934. Our common stock was then quoted under the symbol CWTD on the Pink Sheets from September 2002 to November 2003. As of November 26, 2003, our common stock was again quoted on the OTCBB, under the symbol CWTD.

The following table sets forth the range of bid prices of our common stock as quoted on the OTCBB and Pink Sheets LLP, respectively, during the periods indicated. The prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions.

		High (1)	Low

2004	First Quarter	$9.20	$1.00
	Second Quarter	$5.00	$1.07
	Third Quarter	$9.95	$1.80
	Fourth Quarter	$4.50 $	$1.85

2003	First Quarter	$0.0001	(2)
	Second Quarter	$0.0001	(2)
	Third Quarter	$0.0001	(2)
	Fourth Quarter	$0.0001	(2)

2002	First Quarter	$0.001	(2)
	Second Quarter	$0.001	(2)
	Third Quarter	$0.001	(2)
	Fourth Quarter	$0.001	(2)

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

In September, 2002, we underwent a debt-for-equity capital restructuring and issued shares to eleven creditors for the settlement of debts and fees pursuant to settlement agreements, as follows:

Name of Creditor	Date (2002)	Cancellation of Indebtedness	No. of Shares
Mr. James Mak	September 8	$87,500	87,500
Mr. James Mak	September 8	$44,301	35,000
Mr. Roy Wu	September 9	$91,667	87,500
Mr. Alfred Or	September 10	$156,645	156,645
Mr. Andersen Chan	September 10	$60,000	60,000
Mr. Bernard Chan	September 8	$15,000	73,355
Superwear Limited	September 9	$220,000	500,000
Simple Fortune Inc.	September 9	$230,000	490,000
Sinogolf Limited	September 9	$245,977	510,000
Top-Trained Securities Limited	September 11	$944,628	1,000,000
Splendid Partner Holdings Limited	September 12	$317,980	500,000
I & V Ltd.	September 12	$317,979	500,000
TOTAL		$2,731,677	4,000,000

The shares of common stock delivered as consideration pursuant to the debt for equity restructuring were issued on January 22, 2003.

As a result of two share purchase agreements dated September 3, 2002 and December 17, 2002, respectively, and entered into between the Company and Powertronic Holdings Limited, on January 24, 2003 we issued a total of 2,000,000 shares of common stock and warrants to purchase up to 4,000,000 shares of common stock for a total purchase price of $1,000,000 to Powertronic Holdings Limited.

As a result of a share exchange agreement dated December 17, 2002 entered into between the Company and Mr. William Chi Hung Tsang, on January 24, 2003, we issued 4,000,000 shares of common stock and warrants to purchase up to 4,000,000 shares of common stock in exchange of 100% of the share capital of General Business Network (Holdings) Ltd.

As of December 31, 2004, there were 103 holders of record of 30,889,997 outstanding shares of common stock of the Company, not including approximately 1,500 holders of our shares in street name.

Dividends

We have not previously paid any cash dividends on its common stock and do not anticipate paying dividends on its common stock in the foreseeable future. It is the present intention of management to retain any earnings to provide funds for the operation and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operation, financial condition, contractual and legal restrictions and other factors the board of directors deem relevant.

Penny Stock Characterization

Our Shares are "penny stocks" within the definition of that term as contained in the Securities Exchange Act of 1934, which are generally equity securities with a price of less than $5.00. Our shares will then be subject to rules that impose sales practice and disclosure requirements on certain broker-dealers who engage in certain transactions involving a penny stock. These will impose restrictions on the marketability of the common stock.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $5,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, unless the broker-dealer or the transaction is otherwise exempt, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the Registered Representative and current bid and offer quotations for the securities. In addition a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account, the account’s value and information regarding the limited market in penny stocks. As a result of these regulations, the ability of broker-dealers to sell our stock may affect the Selling Stockholders or other or other holders seeking to sell their shares in the secondary market. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. These additional sales practice and disclosure requirements could impede the sale of our securities. In addition, the liquidity for our securities may be adversely affected, with concomitant adverse affects on the price of our securities.

There are 452,500 outstanding options to purchase shares of our common stock pursuant to the 2003 Non-Qualified Employee Stock Plan.

Agreements to Register

On December 5, 2003, a Registration Rights Agreement was executed by the Company conferring upon Chi Hung Tsang demand registration rights for (i) 3,000,000 shares of the Company's common stock ("Company Shares"), each with par value US$0.001 per share (the "Common Stock"); and (ii) a two year warrant to purchase up to 6,000,000 shares of the Common Stock at an exercise price of US$0.75 per share. Upon written demand, the Company shall, register the shares, the warrants and the shares issuable upon exercise of the warrants as soon as practicable and in no event later than 90 days from the notice. In addition, the Company must maintain the registration statement until all of the securities are sold or otherwise become freely tradable.

We have a Registration Rights Agreement, dated August 26, 2004, with the Purchasers under a Securities Purchase Agreement that was also executed on August 26, 2004, covering an aggregate of 2,321,003 shares of common stock issued to the Purchasers, and shares of common stock issuable to the Purchasers upon the exercise of warrants. In addition, we have a Registration Rights Agreement with Cornell Capital Partners, LP, dated November 15, 2004, covering the 14,285,714 shares of our common stock that may be registered for sale pursuant to the SEDA, in addition to 375,000 shares of common stock issued as compensation under the SEDA.

Shares Eligible for Future Sale

Upon effectiveness of this registration statement, the 16,981,717 shares of common stock sold in this offering will be freely tradable without restrictions under the Securities Act of 1933, except for any shares held by our "affiliates", which will be restricted by the resale limitations of Rule 144 under the Securities Act of 1933.

In general, under Rule 144 as currently in effect, any of our affiliates and any person or persons whose sales are aggregated who has beneficially owned his or her restricted shares for at least one year, may be entitled to sell in the open market within any three-month period a number of shares of common stock that does not exceed the greater of (i) 1% of the then outstanding shares of our common stock, or (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. Sales under Rule 144 are also affected by limitations on manner of sale, notice requirements, and availability of current public information about us. Non-affiliates who have held their restricted shares for two years may be entitled to sell their shares under Rule 144 without regard to any of the above limitations, provided they have not been affiliates for the three months preceding such sale.

Further, Rule 144A as currently in effect, in general, permits unlimited resales of restricted securities of any issuer provided that the purchaser is an institution that owns and invests on a discretionary basis at least $100 million in securities or is a registered broker-dealer that owns and invests $10 million in securities. Rule 144A allows our existing stockholders to sell their shares of common stock to such institutions and registered broker-dealers without regard to any volume or other restrictions. Unlike under Rule 144, restricted securities sold under Rule 144A to non-affiliates do not lose their status as restricted securities.

Currently, approximately 7,100,000 shares of our common stock are available for sale in accordance with the provisions of Rule 144. Additionally, future sales of stock owned by our affiliates may be permitted according to Rule 144. The availability for sale of substantial amounts of common stock under Rule 144 could adversely affect prevailing market prices for our securities.

Unregistered Sales of Equity Securities During Period Covered By Report

A. Share Issuance - Acquisition of CEO Clubs China Limited.

On April 7, 2004, the Company acquired 51% of the capital stock of CEO Clubs China Limited, a company organized and existing under the laws of China (“CEO Clubs”), pursuant to a Share Exchange Agreement (the “Share Exchange Agreement”) with Centerstage Investments Limited, Mrs. Yuhuan Wang, Mr. Wencheng Cui, and New Earth Limited (collectively, the “Sellers”). Under the terms of the Share Exchange Agreement, the Company issued 80,000 shares of restricted common stock and 82,000 shares of free trading common stock, and paid $240,000 in cash, in exchange for 51% of the common stock of CEO Clubs, from the Sellers on a pro rata basis.

In this exchange offer, we relied on the exemption from registration of Section 4(2) under the Securities Act, based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there were only four offerees, (3) the offerees have agreed to the imposition of a restrictive legend on the face of the stock certificate representing the restricted shares, to the effect that they will not resell the stock unless their shares are registered or an exemption from registration is available; (4) the offerees were sophisticated investors; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the acquisition of CEO Clubs China and the issuance of the restricted stock pursuant thereto took place directly between the offerees and our management.

B.   Share Issuance - Acquisition of New Generation

On August 2, 2004, General Business Network (GZ) Co. Limited, a wholly owned subsidiary of ours, acquired 51% of the capital stock of Guangdong New Generation Commercial Management Limited, a limited liability company organized and existing under the laws of China (“New Generation”), from Guangdong Hauhao Industries Group Co. Ltd., a limited liability company organized under the laws of China (“Guangdong Industries”), Huang Zehua, a citizen and resident of China (“Zehua”) and Suo Hongxia, a citizen and resident of China (“Hongxia”)(Guangdong Industries, Zehua and Hongxia are collectively referred herein as the “Sellers”), for an aggregate consideration of US$10,232,000, payable approximately US$2,741,000 in cash and approximately US$7,487,000 in market value of our common stock. We issued 4,081,238 shares of our restricted common stock pro rata to the Sellers at closing.

In this offering, we relied on the exemption from registration of Section 4(2) under the Securities Act, based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there were only three offerees, (3) the offerees have agreed to the imposition of a restrictive legend on the face of the stock certificate representing their shares, to the effect that they will not resell the stock unless their shares are registered or an exemption from registration is available; (4) the offerees were sophisticated investors; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the acquisition of New Generation and the issuance of the stock pursuant thereto took place directly between the offerees and our management.

C. TCMP3 Partners and Bridges & Pipes LLC Investors

On August 26, 2004, we entered into a Securities Purchase Agreement with the TCMP3 Partners and Bridges & PIPES LLC (together being the “Purchasers”), providing for the issuance by us of (i) 333,334 shares of common stock at a price of $1.50 per share and 166,667 Series A five year Warrants to purchase shares of our common stock at $2.50 per share to Bridges & PIPES LLC, and (ii) 100,000 shares of common stock at a price of $1.50 per share and 50,000 Series A five year Warrants to purchase shares of our common stock at $2.50 per share to TCMP3 Partners, for an aggregate purchase price of $650,000. In addition, we granted each Purchaser an option (the “Option”) to purchase that number of shares equal to the number of shares initially purchased by the Purchaser on the Closing Date (the “Firm Shares”). Upon exercise of the Option at a purchase price of $3.00 per share of common stock, the Purchaser would also receive, without additional consideration, five-year Series B Warrants to purchase 50% of the Firm Shares at an exercise price equal to $4.00 per share. To date, neither of the Purchasers has exercised the Option.

In connection with this offering, we retained the services of Duncan Capital LLC to act as Placement Agent, and for its services Duncan Capital LLC was entitled to receive compensation equal to (i) a cash fee of ten percent of the aggregate purchase price of the shares of common stock and warrants sold, (ii) the issuance of a five-year non-cashless exercised provisioned warrant to purchase such number of shares of common stock as shall equal ten percent of the aggregated number of shares sold in the offering and shares exercised upon exercised upon exercise of the Series A Warrants and Series B Warrants at an exercise price of $2.50 per share, and (iii) a cash fee of ten percent upon our receipt of proceeds, if any, upon the exercise of the Series A Warrants and Series B Warrants by the Purchasers. Duncan Capital LLC was issued a Placement Agent’s warrant to purchase 43,000 of our common shares at an exercise price equal to $2.50 per share, which is being registered pursuant to this prospectus, in connection with this offering.

In this offering, we relied on the exemption from registration of Section 4(2) under the Securities Act and Regulation D promulgated pursuant thereto.

D.   Cornell Capital Partners, LP and Stealth Capital, LLC

On December 3, 2004, we had a second closing under the Securities Purchase Agreement with two new Purchasers, Cornell Capital Partners, LLC and Stealth Capital, LLC, who together purchased an aggregate of $1,450,000 of our shares of common stock and Series A Warrants. Cornell Capital purchased 900,000 shares of common stock at $1.50 per share, and received 450,000 Series A Warrants, for a total consideration of $1,350,000. Stealth Capital purchased 66,667 shares of common stock at $1.50 per share, and received 33,334 Series A Warrants, for a total consideration of $100,000. For its services as Placement Agent, Duncan Capital, LLC received an additional 69,667 Placement Agent Warrants, which are exercisable at $2.50 per share. In addition, Bridges & PIPES, LLC was issued 83,334 Series A Warrants and TCMP3 Partners was issued 25,000 Series A Warrants for their agreement to waive their rights under the Registration Rights Agreement to be the sole registrants, together with Cornell Capital and Stealth Capital, in a demand registration made on our Company. They were issued the warrants pursuant to a Letter Agreement that, among other things, permitted our Company to enter into a Equity Line of Credit with Cornell Capital Partners, LP and register the shares to be issued pursuant to the Equity Line of Credit together with the shares and warrants owned by Bridges & PIPES, LLC and TCMP3 Partners on one registration statement and to be offered for sale pursuant to one prospectus.

In connection with the issuance of securities at this second closing, we relied on the exemption from registration of Section 4(2) under the Securities Act and Regulation D promulgated pursuant thereto.

E. Conversion of Warrants by Chi Hung Tsang and Powertronic Holdings Limited (“Powertronic”)

On July 20, 2004, Powertronic exercised a two-year warrant. Powertronic purchased 2,000,000 shares of the common stock of the Company at a price of US$0.575 per share. On December 15, 2004, Powertronic elected to take a cashless exercise of warrants to purchase 1,574,074 shares of the common stock of the Company. A total of 3,574,074 shares of common stock of the Company were issued in connection with the exercise of both warrants. As of December 31, 2004, Powertronic did not hold any warrants.

In this issuance of shares upon the exercise of warrants, we relied on the exemption from registration of Section 4(2) under the Securities Act, based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor; (5) there were no subsequent or contemporaneous public offerings of the stock; and (6) the stock was not broken down into smaller denominations.

On March 22, 2004 and July 20, 2004, Mr. William Tsang exercised two 1,500,000 warrants to purchase 3,000,000 shares of the common stock of the Company at a price of US$0.75 and US$0.92 per share respectively. On December 15, 2004, Mr. Tsang elected to take the cashless exercise of warrant to purchase 1,648,148 shares of the common stock of the Company. A total of 4,648,148 shares of common stock of the Company were issued accordingly. As of December 31, 2004, Mr. Tsang held two-year warrants to purchase 4,500,000 shares of the common stock of the Company at a price of US$0.75.

In this issuance of shares upon the exercise of warrants, we relied on the exemption from registration of Section 4(2) under the Securities Act, based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing his shares, to the effect that he will not resell the stock unless his shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor; (5) there were no subsequent or contemporaneous public offerings of the stock; and (6) the stock was not broken down into smaller denominations.

Item 6. Management's Discussion and Analysis or Plan of Operation

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This discussion contains forward-looking statements. The reader should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the company. Although the company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized. Based on actual experience and business development, the company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the company's results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the company or any other person that the objectives or plans of the company will be achieved.

OVERVIEW

We were incorporated in the State of Nevada in 1998 to engage in any lawful corporate undertaking. Initially, our business objective was to open and operate business clubs in the major cities of China in association with the World Trade Center Association in order to position ourselves as the platform to facilitate trade between China and the world market. We currently operate two clubs, one in Guangzhou and the other in Beijing, PRC. Additionally, we expect to open clubs in Shanghai and Shenzhen, PRC in 2005. We have grown through acquisitions and internal growth and our business objectives have expanded as set forth in the following paragraphs.

Our growth and development as a business enterprise has been marked by a number of significant corporate events. Pursuant to a Share Exchange Agreement, dated as of August 10, 2000, between Virtual Edge Limited ("Virtual Edge") and Main Edge International Limited ("Main Edge"), Main Edge transferred all of the issued and outstanding shares of the capital stock of Virtual Edge to the Company in exchange for 1,961,175 shares of our pre-split common stock, representing approximately 75% of our outstanding shares of the common stock. According, we controlled the operations of Virtual Edge, and Main Edge became our majority stockholder. We then undertook an 8-for-1 forward split that was effective on 15th day of September 2000, which resulted in Main Edge owning 15,689,400 shares of our common stock. Then, five major developments occurred. These were: (i) the consummation of two private placement financings by Powertronic Holdings Limited ("Powertronic") in September 2002 and December 2002 in which it acquired shares of our common stock, (ii) an acquisition of all the issued and outstanding shares of General Business Network (Holdings) Ltd. in December 2002, (iii) a 1-for-30 reverse stock split that was effective on September 1, 2002, (iv) the assignment of the rights of the after tax rental income of certain premises from Mr. Tsang for a five year period in December 2003, and (v) the exercise of warrants for the shares of our common stock by Mr. Tsang and Powertronic in March 2004 and in July 2004, and the further exercise additional warrants in December 2004. As a result of these transactions, Mr. Chi Hung Tsang became the new major shareholder and owns over 12,600,000 shares of our common stock and Powertronic owns over 5,500,000 shares. Mr. Chi Hung Tsang is currently President and Chairman of our Board of Directors.

China World Trade Corporation ("China World Trade") has recently established its businesses into three distinct divisions, namely the club and business center; the business travel services; and the business value-added services. The Club and Business Center division is devoted to the building of the World Trade brand in China. Its objective is to open and operate business clubs in the major cities of China in association with the World Trade Center Association, in order to position the company as the platform to facilitate trade between China and the world market. China World Trade currently operates the Guangzhou World Trade Center Club, consisting of over 4,000 square meters, and The Beijing World Trade Center Club, which is located at 2nd Floor, Office Tower II, Landmark Towers Beijing, 8 North Dongsanhuan Road, Beijing PRC, and consisting of 730 square meters. In addition, since the acquisition of CEO Clubs China Limited ("CEO Clubs") in May 2004, CEO Clubs will complement China World Trade's offerings by targeting higher profile leadership from larger companies than those normally associated with China World Trade. The CEO Clubs family, of which each family member operates independently of each other, has thirteen chapters in the US and China. It focuses on recruiting CEO's of companies with annual sales exceeding $2 million as members. The average member of our affiliated CEO Clubs family has $20 million in annual sales.

Since the completion of the acquisition of majority stake of Guangdong New Generation Commercial Management Limited (the “New Generation Group” or “New Generation”) in August 2004, the Business Travel Services division will provide the necessary platform for China World Trade Corporation to focus on the high growth, travel related businesses. New Generation aims to be the pioneer and to become one of the market leaders in the travel agency businesses through the operations of its seven subsidiaries in Southern China in ticketing sales for international and domestic flights as well as inbound business travel. Being a major consolidator of hotel accommodations and airline tickets in China, New Generation has already acquired the necessary licenses to operate as a ticketing and travel agent in the PRC. These licenses include 26 licenses as a ticketing agent for international and domestic flights for both cargo and passengers issued by the Civil Aviation Administration of China and the International Air Transport Association and three licenses as a domestic and international travel agent issued by the Administrative Bureau of Tourism of China. In addition, New Generation is also an authorized/licensed insurance agent in China to provide, in particular, accidental and life insurances. New Generation also provides premium "red carpet" airport based services to prestigious clients and participates in the opening and continued development of the new Guangzhou Baiyun International Airport. New Generation is believed to contribute a solid revenue base to the Company.

The Business Value-Added Services division concentrates on value-added services of credit cards and merchant related businesses as well as on consultancy services. Guangdong World Trade Link Information Service Limited ("WTC Link"), a subsidiary of China World Trade, formed a partnership with the Agricultural Bank of China to manage the Company's co-brand credit card project. WTC Link is an active provider of customer relationship management solution and services in China. It helps China Telecom to develop and manage the merchants' privilege VIP member services. WTC Link also established a business partnership with China Unionpay to develop the royalty systems for bank card holders in Guangdong Province, China. In addition, this division also provides consultancy services to China World Trade's members and clients in the financial services areas including mergers and acquisitions, corporate restructuring and financing.

RESULTS OF OPERATIONS

Effective for fiscal year 2004, we changed our fiscal year-end to December 31 from September 30. As a result of this change, the Statements of Consolidated Income (Loss), Statements of Consolidated Cash Flows and Statements of Consolidated Shareholders’ Equity presented in this Form 10KSB reflect the Fiscal Years Ended December 31, 2004 and September 30, 2003.

As a result of the change of fiscal year-end, for the purpose of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the following periods of operations are presented and discussed:

•	Fiscal Year Ended December 31, 2004 compared to the unaudited Twelve Months Ended December 31,2003;
•	Fiscal Year Ended September 30, 2003 compared to Fiscal Year Ended September 30, 2002.

The discussion of results for the Fiscal Year Ended December 31, 2004 to the unaudited Twelve Months Ended December 31, 2003 is presented for comparative purposes only. Management considers this to be a meaningful presentation of year-to-year results.

The following table shows the selected audited condensed consolidation income statement data of the Company and its subsidiaries for the year ended December 31, 2004, September 30, 2003 and September 30, 2002, and the unaudited condensed consolidation income statement data for the twelve-month period ended December 31, 2003. The data should be read in conjunction with the audited Consolidated Financial Statements of the Company for the years ended December 31, 2004 and September 30, 2003 and related notes thereto.

			Twelve
	Year ended		Months Ended		Year ended		Year ended
	Dec 31,	% of	Dec 31,	% of	Sep 30,	% of	Sep 30,	% of
	2004	Revenues	2003	Revenues	2003	Revenues	2002	Revenues
(In US$ thousands except per share data)			(unaudited)

Operating revenues
Club and business center	551	17.8	1,485	45.5	1,719	59.6	193	100
Business travel services	1,672	54.1	-	-	-	-	-	-
Business value-added services	41	1.3	213	6.5	289	10.0	-	-
Others	829	26.8	1,567	48.0	878	30.4	-	-
Total Operating Revenues	3,093	100.0	3,265	100.0	2,886	100.0	193	100

Gross Profit
Club and business center	460	83.4	1,121	75.5	1,269	73.8	109	56.6
Business travel services	1,559	93.3	-	-	-	-	-	-
Business value-added services	39	95.1	211	99.1	289	100.0	-	-
Others	305	36.8	168	10.7	114	13.0	-	-
Total Gross Profit	2,363	76.4	1,500	45.9	1,672	57.9	109	56.6

Selling, general and administrative expenses	(8,133)	(263.0)	(4,187)	(128.2)	(3,768)	(130.6)	(1,828)	(947.0)
Impairment loss and depreciation	(1,438)	(46.5)	(206)	(6.3)	(186)	(6.4)	-	-

Loss from operations	(7,208)	(360.3)	(2,893)	(88.6)	(2,282)	(79.1)	(1,719)	(890.4)

Non-operating income (expenses)
Other income	140	4.5	3	0.1	2	0.1	-	-
Interest expense	(66)	(2.1)	(14)	(0.5)	(15)	(0.5)	(8)	(0.3)
Equity in net loss of affiliate	-	-	(32)	(1.0)	-	-	-	-
Gain on disposal of interest in a subsidiary	-	-	62	2.0	-	-	-	-
Equity in net loss of affiliate	-	-	-	-	(32)	(1.0)	-	-

Loss before income taxes and minority interest	(7,134)	(230.7)	(2,874)	(88.0)	(2,326)	(80.6)	(1,727)	(894.6)

Income taxes	(47)	(1.5)	-	-	-	-	-	-

Loss before minority interest	(7,181)	(232.2)	(2,874)	(88.0)	(2,326)	(80.6)	(1,727)	(894.6)

Minority interest	(413)	(13.4)	41	1.2	120	4.2	93	48.2

Net loss	(7,594)	(245.6)	(2,834)	(86.8)	(2,206)	(76.4)	(1,634)	(1,495.0)

Loss per share of common stock
- Basic	$(0.32)		$(0.29)		$(0.23)		$(0.23)

FISCAL YEAR ENDED DECEMBER 31, 2004 COMPARED TO UNAUDITED 12-MONTH PERIOD ENDED DECEMBER 31, 2003.

OPERATING REVENUE

The Company has started to recruit members, and to provide club and business center services through its subsidiary Guangzhou World Trade Center Club located in Guangdong Province, the PRC since June 2002, business value-added services and others business (trading) through a subsidiary of General Business Network (Holdings) Limited since March 2003. We have commenced our operation in the business travel business since our acquisition of New Generation in August 2004. Trading and rental incomes are grouped under others operating revenues and others gross profit. Consolidated operating revenue for the twelve-month period ended December 31, 2004 was $3,093,000, compared to $3,265,000 for the same corresponding period in year 2003, a decrease of $172,000 or 5.3%. The decrease was mainly the result of the decrease in revenue generated from club related businesses and others (trading) business, which were partially offset by an increase in rental income and travel businesses related businesses. The reason for the decrease in club related businesses was due to the discontinuation of the Chinese restaurant to further trim costs of the club facilities in Guangzhou. The other (trading) business of the Company is under restructuring and expects to formally resume business in the first quarter of 2005.

We do not foresee the decrease in operating revenue will continue. However, our segmental mix of the operating revenues will continue to shift since our acquisition of the travel business and further development of our business value-added services. We will continue to utilize the World Trade Center Clubs in various major cities in China to provide the necessary platform for the growth of our businesses.

Of the $3,093,000 revenue in the twelve-month period ended December 31, 2004, approximately $551,000 (17.8%) was generated from providing club related services by Guangzhou World Trade Center Club and Beijing World Trade Center Club, $1,672,000 (54.1%) from business travel services resulting from the acquisition of the New Generation Group, $41,000 (1.3%) from business value-added services, and the remaining $829,000 (or 26.8%) from other (rental and trading) businesses. The acquisition of New Generation will contribute positively to our operating revenue. In addition, our cost of sales is generally positively related to our operating revenue, i.e., the higher the operating revenue, the higher the cost of sales and vice versa.

For the year ended December 31, 2004, New Generation sold a total of over 995,000 tickets on a pro-forma basis, which translates to a total value of air-ticket fare of approximately $115.2 million. As compared to the same corresponding period in year 2003, ticket sold of New Generation increased by 509,000 tickets (or 104.7%) from approximately 486,000 tickets with value of air-ticket fare increased by $52.9 million (or 84.9%) from $62.3 million. China World Trade’s consolidated portion of the total value of air-ticket fare for the 5 months since the acquisition of New Generation in August 2004 was approximately $54.9 million

Consolidated gross profit increased $863,000 or 57.5% for the twelve-month period ended December 31, 2004 over the same corresponding period in year 2003. The increase was predominantly driven by our business travel services resulting from the acquisition of the New Generation in August 2004. Such an increase was partially offset by the decrease in the club and business center area. As a percentage of total operating revenues, consolidated gross profit margins of 76.4% in 2004 increased from 45.9% in 2003. The higher profit margin as a percent of operating revenues was driven by a mix shift from lower margin trading business to higher margin business travel services.

Of the $2,363,000 total gross profit for the year ended December 31, 2004, approximately $460,000 (or 19.5%) was generated from providing club and business center services, approximately $1,559,000 (or 66.0%) from business travel services, approximately $39,000 (or 1.7%) from providing business value-added services, and the remaining approximately $305,000 (or 12.8%) from other (rental and trading) businesses. As compared to the same corresponding period in year 2003, the club and business center services represented a 75.5% (or $1,121,000) of the total gross profit; none was generated from the business travel business; 14.1% (or $211,000) from providing business value-added services; and the remaining 10.4% (or $168,000) from other (rental and trading) businesses. The shift in segmental distribution was primarily due to the increase in gross profit in the business travel services, resulting from the acquisition of the New Generation Group. We foresee that this segment mix will continue to change and balance out in year 2005 upon further development in the business value-added services and the expected opening of World Trade Center Club Shanghai in the second half of year 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by approximately $3,946,000 or 94.2% to $8,133,000 for the year ended December 31, 2004 from $4,187,000 for the same corresponding period in 2003. The increase was mainly a combination of the increase in professional fee resulting from a share placement financing in the amount of approximately $1.1 million, the increase in other professional fees in investors relation and researches, marketing and information and technology in the total amount of approximately $1.2 million, and the employees’ compensation resulting from exercising their stock options in the amount of approximately $645,000.

Of the $8,133,000 selling, general and administrative expenses incurred for the year ended December 31, 2004, the majority of it was approximately $900,000 in staff related costs; approximately $740,000 in building management and rental expenses which were necessary for the operations of our world trade center clubs in Guangzhou and Beijing; and approximately $3.7 million in expenses of non-cash accounting items. Again, the $3.7 million includes shares of the common stock of the Company issued for professional services and employees’ stock options. The share price of these shares was determined by reference of the market price on contract dates. We recorded the issuance of shares of our common stock resulting from exercising of the employees’ stock options as compensation expenses in accordance with the variable price accounting under FIN144. The professional services acquired were in the areas of marketing, information technology, investor relations and researches, and financing. The management does not foresee this increasing trend will continue and they will continue to impose respective measures for trimming costs.

IMPAIRMENT LOSS AND DEPRECIATION

Total impairment loss and depreciation were approximately $1,438,000 for the year ended December 31, 2004, as compared to the same corresponding period in year 2003, an increase of $1,232,000 or 598.1% from $206,000. The increase was mainly due to the increase in the impairment losses of intangible assets (18.1%); goodwill (31.4%); and property, plant and equipment (39.6%); and the remaining increase in depreciation (10.9%). The management believes that it is necessary to record the current values of our intangible assets, goodwill, and other fixed assets so as to reflect their respective abilities of deriving revenues. Under normal circumstances, we will review the impairment of our assets at the year end or at the anniversary of such assets.

FINANCIAL INCOME/(EXPENSES), NET

Interest expenses were approximately $66,000 for the year ended December 31, 2004, as compared to the same corresponding period in year 2003 in the amount of $15,000, an increase of $41,000 or 273.3%. The majority of the increase was the result of consolidating the interest expenses incurred by the New Generation in relation to a bank loan in the amount of RMB10,000,000 (approximately equals US$1.2 million)

INCOME TAXES

The Group is subject to income taxes on an equity basis on income arising in or derived from the tax jurisdiction in which it is domiciled and operates.

The Hong Kong subsidiaries incurred losses for taxation purposes for the period and thus Hong Kong Profits Tax has not been provided.

Several of our PRC subsidiaries are subject to PRC Enterprise Income Taxes (“EIT”) on an entity basis on income arising in and derived from the PRC. The applicable EIT rate is 33%.

Income taxes were $47,000 for the year end December 31, 2004, as compared to none for the same corresponding period in year 2003. The increase of income taxes was the result of consolidating the operation of New Generation since the acquisition of its business in August 2004.

NET LOSS

Net loss was approximately $7.6 million for the year ended December 31, 2004, as compared to the same corresponding period in year 2003, an increase of $4.8 million or 168.0% from $2.8 million. The increase in net loss was mainly due to $1.2 million in additional impairment loss; and the remaining in shares of our common stock issued to employees resulting from them exercising their stock options and to various parties for their respective services rendered in areas of marketing; information and technology, investor relations and researches; and financing.

The majority of the net loss was contributed from non-cash accounting treatments in provision, impairment, and shares issuance. We do not believe that this will be a continuous trend, and we further believe that the loss will not have any adverse effect on our operations.

YEAR ENDED SEPTEMBER 30, 2003 COMPARED TO YEAR ENDED SEPTEMBER 30, 2002.

OPERATING REVENUE

Consolidated operating revenue for the year ended September 30, 2003 was $2,886,000, compared to $193,000 for the year 2002, a significant increase. Of the $2,886,000 revenue in year 2003, approximately $1,719,000 (59.6%) was generated from providing club and business center related services by Guangzhou World Trade Center Club, $289,000 (10.0%) from providing business value-added services, and the remaining operating revenue of $878,000 (30.4%) from other operations in rental and trading businesses. Only US$193,000 was generated from providing club and business center related services by Guangzhou World Trade Center Club for the year ended September 30, 2003.

Consolidated gross profit increased $1,563,000, 1433.9% for the year ended September 30, 2003 over the same corresponding period in year 2002. The increase was predominantly driven by our club and business center related services. As a percentage of total operating revenues, consolidated gross profit margins of 57.9% in 2003 increased slightly from 56.6% in 2002. Of the $1,672,000 total gross profit for the year ended September 30, 2003, approximately $1,269,000 (or 75.9%)was generated from providing club and business center services, none from business travel services, approximately $289,000 (or 17.3%) from providing business value-added services, and the remaining approximately $114,000 (or 6.8%) from other operations in rental and trading businesses. As compared to the same corresponding period in year 2002, the club and business center services represented a 100% (or $109,000) of the total gross profit; none was generated from the business travel business, the business value-added services; and other operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the year ended September 30, 2003 was $3,768,000, as compared to $1,828,000 for the same corresponding period in year 2002, an increase of $1,941,000 or 106.2%. The increase was mainly due to:

i)
Staff Salaries, Benefit and Allowances: Staff salaries, benefit and allowances increased by $597,000 for the year ended September 30, 2003. The increase was primarily due to the salaries, benefit and allowances paid for staff in the operations of Guangzhou World Trade Center Club. As of September 2003, the Company had approximately 80 full-time employees, down from 110 employees six months ago.

ii)
Rental, Rates, and Related Expenses: Rental, rates and related expenses increased by $615,000 for the year ended September 30, 2003. The increase was primarily due to the occupancy of the physical venue for the operation of Guangzhou World Trade Center Club.

iii)
Utilities Expenses: Utilities expenses for the year ended September 30, 2003 was $196,000, as compared with $36,000 for the year 2002, an increase of $160,000. The increase was primarily due to the operation of Guangzhou World Trade Center Club.

iv)
Commission Expenses: Commission expenses for the year ended September 30, 2003 was $146,000, as compared with only a very minimal amount for the year 2002. The increase was primarily the commission paid to third party for assisting in recruiting World Trade memberships.

IMPAIRMENT LOSS AND DEPRECIATION

Total impairment loss and depreciation were approximately $186,000 for the year ended September 30, 2003, as compared to an insignificant amount for the same corresponding period in year 2002. The increase was mainly due to the increase in the impairment losses of property, plant and equipment (57.8%) and the remaining increase in depreciation (42.2%). The management believes that it is necessary to record the current values of our intangible assets, goodwill, and other fixed assets so as to reflect their respective abilities of deriving revenues from. Under normal circumstances, we will review the impairment of our assets at the year end or at the anniversary of such assets.

FINANCIAL INCOME/(EXPENSES), NET

There was approximately $15,000 in interest expenses incurred and accrued from an outstanding loan for the twelve-month period ended September 30, 2003. This loan was made with a third party in February 2001. All interest expenses in relation to this loan were waived by the third party and the loan was subsequently repaid by the Company in December 2003.

INCOME TAXES

The Group is subject to income taxes on an equity basis on income arising in or derived from the tax jurisdiction in which it is domiciled and operates.

The Hong Kong subsidiaries incurred losses for taxation purposes for the period and thus Hong Kong Profits Tax has not been provided.

Since the PRC subsidiaries had sustained losses during the years ended September 30, 2003 and 2002, for the PRC income tax purposes, the Company had not recorded any PRC income tax expense. PRC income tax in the future will be calculated at the applicable rates relevant to the PRC subsidiaries.

NET LOSS

Net loss was approximately $2.2 million for the year ended September 30, 2003, as compared to the same corresponding period in year 2002, an increase of $572,000 or 35.0% from $1.6 million. The increase in net loss was mainly due to the above mentioned increase in selling, general and administrative expenses in the amount of $1.9 million and impairment loss of $186,000. This increase was partially offset by the increase in gross profit in the amount of $1.5 million, resulting in net loss increase of approximately $572,000.

LIQUIDITY AND CAPITAL RESOURCES

We have banking facilities granted in the total amount of approximately $2.5 million, of which approximately $1.2 million has been utilized as of December 31, 2004. These facilities include $640,000 in revolving loan; $510,000 in mortgage loan; and the remaining $1.35 million in trust receipt and export letters of credit. The weighted average interest rate for these facilities is charged on the London Interbank Offer Rate plus 3.0% per annum.

As of December 31, 2004, cash and cash equivalents totaled $1.8 million. This cash position was the result of a combination of net cash provided by financing activities in the amount of $4,705,276 and by net cash provided by operating activities of $2,370,946, offsetting by net cash used in investing activities of $5,566,725. The increase in net cash provided by financing activities was mainly due to a private placement financing of $2.1 million and warrants exercised by Mr. Tsang and Powertronic in the total amount of $3.7 million. The net cash used in investing activities was resulted from by the acquisition of New Generation and its related assets in the total amount of approximately $5.0 million. Net cash provided by operating activities could be explained by the change in net working capital without considering the addition of accounting adjustments of non cash items. This change in net working capital was due to the decrease in prepayments of $515,000, the decrease in trade and other receivables of $4,361,173 and the increase in rental and other deposits of $330,000. The decrease in trade and other receivables were incurred resulting from the consolidation of New Generation.

During the reporting period of year ended December 31, 2004, a total of 14,908,396 shares of the common stock of China World Trade Corporation were issued, of which 4,081,238 shares were paid as part of the total consideration for the acquisition of New Generation Group in August 2004; 8,222,222 shares were issued to Mr. Chi Hung Tsang and Powertronic for their respective exercise of warrants; 1,775,001 shares were issued in relation to a private placement financing and its related fees; 429,408 shares were issued to employees for exercising their respective options; and the remaining were paid and issued to the Research Works Inc, NewsUSA and CEOCast for their respective professional services rendered, and the acquisition of 51% equity stake of CEO Clubs China Limited.

We believe that the level of financial resources is a significant factor for our future development and accordingly may choose at any time to raise capital through private debt or equity financing to strengthen its financial position, facilitate growth and provide us with additional flexibility to take advantage of business opportunities. However, other than the committed Standby Equity financing provided by Cornell Capital Partners, LC, we do not have immediate plan to have a public offering of our common stock.

OTHER SIGNIFICANT EVENTS

The Company entered into an Equity Transfer Agreement dated April 20, 2004 and a Supplementary Agreement dated June 1, 2004 to acquire 51% of the capital stock of Guangdong New Generation Commercial Management Limited, a limited liability company organized under the laws of the Peoples’ Republic of China (“New Generation”) from Guangdong Hauhao Industries Group Co., Ltd. New Generation is engaged in flight ticketing, insurance and travel agents services. The total consideration of this acquisition was approximately US$10,232,000, of which approximately US$1.2 million in cash was paid on closing and the rest of the cash portion was paid subsequently, and the remaining approximately US$7.5 million was paid by issuing a total of 4,081,238 restricted shares of the common stock of the Company. This acquisition was closed on August 2, 2004.

On July 20, 2004, the major controlling shareholder and Chairman of China World Trade Corporation, Mr. Chi Hung Tsang and a second major shareholder, Powertronic Holdings Limited exercised warrants to purchase additional 3.5 million shares of the common stock of the Company. As a result, the Company received total net proceeds of approximately US$2.5 million, which was used to complete the acquisition of New Generation and to provide additional working capital to further advance the development of the China World Trade Corporation.

On August 26, 2004, we completed the first closing of a private placement financing from two private accredited investors to raise a total of US$650,000. In connection with this closing, new shares were issued to the two investors on October 29, 2004.

On December 3, 2004, we completed the second closing of a private placement financing from two private accredited investors to raise a total of US$1,450,000. In connection with this closing, new shares were issued to the two investors on December 8, 2004.

On November 22, 2004, we entered a Standby Equity Distribution Agreement (“Standby Equity”) with Cornell Capital Partners, LP to provide up to a total of $30 million funding to the Company over a 24-month period, to be drawn down at our discretion by issuing of our common stock. The amount of each draw is subject to a maximum advance amount of $1.5 million, except for the first draw, which may be in the amount of $3.0 million. The Company intends to use the proceeds from the first two draws to acquire smaller travel related businesses; to enhance our travel networking system; and to build and open additional world trade center clubs in other major cities in China.

We do not intend to utilize the proceeds from this Standby Equity financing to pay down or retire any loans. In addition, we do not have any material commitments for capital expenditures although we have plans for the use of proceeds for the first two draws of the Standby Equity financing.

On December 30, 2004, General Business Network (Holdings) Limited entered into a sale and purchase agreement with Guangzhou Goldlion Environmental Technology Company Limited for the sale of our property holding located in Guangzhou, the PRC for a consideration of approximately $2.5 million. This transaction is expected to complete on or before May 31, 2005.

GOING CONCERN COMMENT

Our audited financial statement as of December 31, 2004 was issued a going concern comment based on us having suffered losses from operations and experienced a negative working capital. As we mentioned above in the Net Loss section that our losses were a combination of the $1.2 million in additional impairment loss; and the remaining in shares of our common stock issued to employees resulting from them exercising their stock options and to various parties for their respective services rendered in areas of marketing; information and technology, investor relations and researches; and financing. On the other hand, the negative working capital was contributed by the deduction of account receivables from the current assets for the provision for the $4.0 million bad debt that was accounted for the addition of goodwill iin accordance with the treatment of pre-acquisition contingencies under SFAS 141; and the increase in current liabilities of tax payable and surcharge primarily resulted from the pre-acquisition accounts of New Generation.

The majority of the net loss and negative working capital resulted from non-cash accounting treatments in provision, impairment, and shares issuance. We do not believe that the loss will be a continuous trend, and we further believe that the loss and the negative working capital will not have any adverse effect on our operations. In addition, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP to provide up to US$30 million financing and we are in the process of seeking approval from the SEC of our registration statement for this financing. Upon the effectiveness of the registration statement, we will be able to make draw downs under the $30 million commitment in an amount equal to $1.5 million per draw (other than the first draw, which can be up to $3.0 million) for such financing.

CRITICAL ACCOUNTING POLICIES

In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavourable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results. However, the majority of our businesses operate in environments where we pay a fee for a service performed, and therefore the results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex.

Valuation of long-lived assets

We review our long-lived assets for impairment, including property, plant and equipment, and identifiable intangibles with definite lives, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of our long-lived assets, we evaluate the probability that future undiscounted net cash flows will be greater than the carrying amount of our assets. Impairment is measured based on the difference between the carrying amount of our assets and their estimated fair value.

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience credit loss rates similar to those we have experienced in the past. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and financial health of specific customers.

Goodwill on consolidation

Our long-lived assets include goodwill. SFAS No. 142 "Goodwill and Other Intangible Assets" requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

Item 7. Financial Statements

The information required by this Item is located immediately following the signature page and of this annual report.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

The accounting firm of Moores Rowland Mazars audited our financial statements. We have had no changes in or disagreements with our accountant.

Item 8A. Controls and Procedures

Annual Evaluation of Controls

As of the end of the period covered by this annual report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer, John H.W. Hui ("CEO"), and by Bernard Chan, our Chief Financial Officer ("CFO"). In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, with respect to the effectiveness of our Disclosure Controls.

CEO and CFO Certifications

Attached to this annual report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls

Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared.

Limitations on the Effectiveness of Disclosure Controls

Our management does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision -making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation

The CEO and CFO's evaluation of our Disclosure Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to make modifications if and as necessary. Our intent in this regard is that the Disclosure Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Conclusions

Based upon the Evaluation, the Company's CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

PART III

Item 9. Directors and Executive Officers of the Registrant

Directors and Executive Officers

Our Bylaws provide that we shall have that number of directors determined by the majority vote of the board of directors. Currently we have five directors. Each director will serve until our next annual shareholder meeting. Directors are elected for one-year terms. Our Board of Directors elects our officers at the regular annual meeting of the Board of Directors following the annual meeting of shareholders. Vacancies may be filled by a majority vote of the remaining directors then in office. Our directors and executive officers are as follows:

Name	Age	Position

William Chi Hung Tsang	43	Chairman, Director and President
Zeliang Chen	39	Vice Chairman and Director
John H.W. Hui	46	Vice Chairman, Chief Executive Office and Director
Chi Ming Chan	43	General Manager and Director
Chao Ming Luo	54	Director
Bernard K. Chan	41	Chief Financial Officer
Ye Xin Long	59	Independent Director
Hamid R. Seyedin	53	Independent Director
Samuel Yung	46	Independent Director
Chi Kin Ho	35	Independent Director

Backgrounds of Directors

Executive Directors

Mr. William Chi Hung Tsang, aged 43, is the President and Chairman of the Board of Directors of China World Trade Corporation. Mr. Tsang has more than 15 years of experience in leatherwear manufacturing and property investment. Prior to joining the Company, he was an executive director with a listed company for over 10 years. He is a member of the Beijing Municipal Committee of the Chinese People’s Political Consultative Conference; committee member of Chinese General Chamber of Commerce, Hong Kong; vice chairman of Hong Kong United Youth Association Limited; chief president of New Territories Commercial & Industrial General Association Ltd.; and vice chairman of both Hong Kong Chamber of Commerce in China - Guangdong and Guangzhou Federation of Industry & Commerce. He is also an honorary president of North-East Overseas Chinese Friendship Association U.S.A., and an honorable citizen of Guangzhou.

Mr. Zeliang Chen, aged 39, is the Vice Chairman and Director of the Company. Mr. Chen graduated with honors from Renmin University of China with a Bachelor of Law. He is the founder of Guangdong Hua Hao Group of Companies and is a committee member of the Private Enterprise Council of Guangdong Province. Mr. Chen now is a Chief Executive Officer and Chairman of Guangdong New Generation Travel Service Co., Ltd., Director of Guangdong Hauhao Industries Group of Companies, Director and Vice Chairman of China World Trade Corporation.

Mr. John H.W. Hui, aged 46, is the Vice Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Hui has over 10 years experience in China trade and investment. He is responsible for the overall corporate development of the Company. Mr. Hui is also the President of Beijing World Trade Center Club and Guangzhou World Trade Center Club. He has excellent relationships with the China partners and the principals of the World Trade Center Association in New York and other WTCs around the world. Mr. Hui is a current member of the Canada Business Council Beijing, and American Chamber of Commerce, Guangdong.

Mr. Chi Ming Chan, aged 43, is a Director and General Manager of the Company. Mr. Chan is responsible for the strategic planning, corporate development and project implementation of the Company. Before joining us, Mr. Chan was a Corporate Development Strategist for Renren Holding Ltd., a publicly listed company on the Hong Kong Stock Exchange. Mr. Chan founded Asian Information Resources (Holding) Ltd. in 1995, which eventually listed on the Hong Kong Stock Exchange in 1999. A specialist in Chinese law and China affairs, Mr. Chan is an expert in networking, Internet technology, database technology and management of technical resources. He developed an electronic database system for the Law-on-Line project of the University of Hong Kong and has provided technical consultancy to this project since 1991. He has also developed the Dongguan Network, which has become a successful model for other cities in China. He was appointed by the Asian Development Bank (ADB) as a consultant for the TA Project No. 2702 - Study on PRC Legal Information System and the Electronic Data Expert for the TA project No. 3000. Mr. Chan holds a Master of Law degree from Lancaster University, the United Kingdom, a Master of Philosophy degree in Physics and Bachelor Degree in Physics both from the Chinese University of Hong Kong.

Mr. Chao Ming Luo, aged 54, is a Director of the Company. Mr. Luo has long-term collaborative relations with Hong Kong business circles and associations. He was employed at the Xinhua News Agency Hong Kong from 1983 to 1996; he then joined the Xinhua News Agency Hong Kong Branch Guangzhou Representative Office in 1996 before joining the Company. He is the Chief Council Member of Guangdong Overseas Friendship Association, and Council Member of Guangzhou Overseas Friendship Association. Mr. Luo worked as the Electric Design Technician in Guangzhou Design Institute and the Assistant of Electric Technology Specialty, Electric Engineering Department in Guangdong University of Technology.

Independent Directors and Members of Audit Committee

Mr. Ye Xin Long, aged 59, is an Independent Director of the Company. Mr. Ye has over 35 years of experience doing business in China and investing in Chinese enterprises. He has an excellent relationship with the Beijing Municipal Government and the Guangzhou Municipal Government.

Mr. Hamid R. Seyedin, aged 53, is an Independent Director and a member of the audit committee of the Company. Mr. Seyedin is the CEO of First Washington Group and President of the American Chamber of Commerce in Guangdong. Under his leadership since 2003, the American Chamber of Commerce in Guangdong has grown by more than 83% in membership and 300% in revenues. In 1991, former U.S. President George Bush recognized him in writing for his involvement with the passage of the Fast Track Procedures for the North American Free Trade Agreement (NAFTA). Appointed by three governors of the State of Maryland to four terms of office, he served as the Chairman of Montgomery College and State Chairman of the Maryland Association of Community Colleges representing all seventeen colleges in the State. He served on the Board of Directors of the Kennedy Institute, by appointment of Cardinal James A. Hickey (then Archbishop of Washington). He was a recipient of an award in business from the U.S. Department of Commerce. He received recognition from the U.S. Senate Sergeant At Arms for his service to the U.S. Senate Deliberations. Finally, he served two terms on the Maryland Advisory Committee of the U.S. Civil Rights Commission.

Mr. Samuel Yung, aged 46, is an Independent Director and a member of the audit committee of China World Trade Corporation. Mr. Yung is a Senior District Director of American International Assurance Co. (Bermuda) Ltd., a member company of American International Group, Inc. He was the President of The Life Underwriters Association of Hong Kong in 1991, President of the General Agents and Managers Association of Hong Kong in 1996, and Advisory Board Chairman of the General Agents & Managers Association International between 1997 and 1999. Mr. Yung has also participated in numerous community services and served as council member for a number of government committees. In addition, he also serves as advisor to many educational associations. Mr. Yung is a Certified Financial PlannerCM, a Chartered Insurance Agency Manager, a Registered Financial Consultant, a Certified Manager of Financial Advisor, and a Chartered Financial Practitioner.

Mr. Chi Kin Ho, aged 35, is an Independent Director and a member of the audit committee of the Company. Mr. Ho is a principal of CCP C.P.A. Limited of Hong Kong, an accounting firm focusing on providing statutory audit service. Mr. Ho is a U.S. Certified Public Accountant, a member of AICPA, and associate member of Hong Kong Accounting Association. He has over ten years of experience in both U.S. and China in the area of financial accounting, U.S. taxation and reporting, as well as management advisory. Mr. Ho earned his Bachelor of Business Administration Degree from Hawaii Pacific University.

Officers

Mr. Bernard K. Chan, aged 41, is the Chief Financial Officer of the Company. He oversees M&A and financial projects of China World Trade Corporation. Mr. Chan has over 15 years of experience in the areas of financial advisory, direct private investments and corporate finance. He was a Managing Partner of a local corporate finance firm concentrating on providing advisory of U.S. listing and capital raising. Prior to that, Mr. Chan was a member of senior management for several listed companies in Hong Kong and the largest private landowner in Hawaii, focusing on direct investments and assets management. He is also a Registered Investment Advisor. Mr. Chan earned his Master of Business Administration Degree in International Management and Investment Finance, Master of Science Degree in Applied Econometrics, and Bachelor of Business Administration Degree in Investment Finance, all from the University of Hawaii.

There are no familial relationships between our officers and directors.

Code of Ethics

The Company is presently working with its legal counsel to prepare and adopt a code of ethics that applies to the Company’s principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (the "Code of Ethics"). A draft of the Code of Ethics is attached hereto as Exhibit 14.1. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships

•
Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

•	Compliance with applicable governmental laws, rules and regulations

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code

•	Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2004. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

Item 10. Executive Compensation

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of China World Trade during the years 2004, 2003 and 2002, except as described below. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by our chief executive officer and other executive officers earning in excess of $100,000 for the past three years.

SUMMARY COMPENSATION TABLE

Name of officer	Year	Salary	Bonus	Other Annual Compen-sation	Restricted Stock Award(s)	Securities Underlying Options SARs(#)	LTIP payouts	All Other Compen- Sation

John Hui, CEO	2004	57,692	-	-	206,347	-	-	-
John Hui, CEO	2003	147,436	-	-	-	-	-	-
John Hui, CEO	2002	140,321	-	-	-	-	-	-
William Chi Hung Tsang, Chairman & Director	2004	57,692			733,680
William Chi Hung Tsang, Chairman & Director	2003	141,026	-	-	-	-	-	-
C. M. Chan, Director	2004	-	-	-	198,705	-	-	-
C.M. Chan, Director	2003	30,769	-	-	-	-	-	-
Luo Chaoming, Director	2004	17,396	-	-	99,362	-	-	-
Bernard Chan, CFO	2004	-	-	-	218,399	-	-	-

Compensation of Directors

In 2001, China World Trade committed itself to compensate each of its Board of Directors with 2,000 shares of its common stock per annum. Board members typically meet on a bi-monthly basis.

2003 Non-Qualified Stock Compensation Plan

The following table sets forth information about our 2003 Non-Qualified Stock Compensation Plan adopted by our Board of Directors and filed with the Commission as Exhibit 10.1 to our Registration Statement on Form S-8 on October 28, 2003.

Shares remaining available for future issuance	Shares issuable upon exercise of options to be granted in the future	Weighted average exercise price of outstanding options

638,184	452,500	$0.673

Pursuant to the 2003 plan, we registered 2,000,000 shares of common stock and 1,000,000 options to purchase shares of common stock at $0.673 per share, for a total registration for issuance of 3,000,000 shares of common stock. The Compensation Committee of the Board of Directors will issue common stock and award options to employees, directors, officers, consultants, advisors and other persons associated with our company. The 2003 plan is intended to provide a method whereby our company may be stimulated by the personal involvement of our employees, directors, officers, consultants, advisors and other persons in our business and reward such involvement, thereby advancing the interests of our company and all of its shareholders.

As of the date of this report, a total of 1,503,000 shares of common stock were issued to consultants and 985,000 options were issued to our management pursuant to our 2003 Non-Qualified Stock Compensation Plan.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of common stock beneficially owned as of December 31, 2004 by (i) those persons or groups known to us who will beneficially own more than 5% of our common stock; (ii) each Director and director nominee; (iii) each executive officer whose compensation exceeded $100,000 in the fiscal year ended December 31, 2004; and, (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the Securities and Exchange Commission and upon information provided by such persons directly to us. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.

Name/Address	Number of Shares	Percentage Ownership(1)
William Chi Hung Tsang Room 1217, The Metropolis Tower, 10 Metropolis Drive, Hunghom, Hong Kong	17,105,948	48.3%

Powertronic Holdings Limited 9 Des Voeus Road West, 12th Floor, Hong Kong	5,574,074	15.8%

Grand Perfection Limited 15th Floor, Rihang Hotel, 198 Linhe Road West, Guangzhou, PRC	2,040,619	5.8%

Bernard Chan 65 Cadogan Street, 2nd Floor, Kennedy Town, Hong Kong	104,752	**

Chi Ming Chan 138 Tiyu Road East, 3rd Floor, Goldlion Digital Network Center, Guangzhou, PRC	53,272	**

Chao Ming Luo 138 Tiyu Road East, 3rd Floor, Goldlion Digital Network Center, Guangzhou, PRC	26,636	**

John Hui 7040 Granville Avenue, Suite 403, Richmond B.C. Canada	55,321	**

All Officers and Directors as a Group (6 persons)	19,386,548	54.8%

** Less than 1%

(1) Based on 35,389,997 shares outstanding as of December 31, 2004 (including 4,500,000 shares of common stock issuable on the exercise of outstanding warrants).

Item 12. Certain Relationships and Related Transactions

The Company entered into a acquisition agreement (the "Acquisition Agreement") dated November 19, 2003, with Mr. William Chi Hung Tsang ("Mr. Tsang"), the owner of the 21st to 23rd Floor of Goldlion Digital Network Center, 138 Tiyu Road, Tianhe, Guangzhou 510620, the PRC (the "Premises"). Mr. Tsang assigned to the company rents and other consideration valued at $1,800,000. Mr. Tsang was issued 3,000,000 common shares and warrants to purchase an additional 6,000,000 common shares (the “Warrants") for US$1,800,000 (US$0.60 per common share). The Warrants may be exercised between December 5, 2003 and December 1, 2005 at an exercise price of US$0.75 per common share.

By a Settlement Agreement dated December 5, 2003, the Company converted US$456,661.73 that was previously advanced by Mr. Tsang into 761,103 common shares of the Company. In the quarter ended December 31, 2003, a personal guarantee was granted from Mr. Tsang in the amount of $19, 231. As a result of these transactions, Mr. Tsang will beneficially own 48.3% of the common shares of the Company, assuming exercise of all of his warrants.

The Company entered into several consulting agreements. On December 9, 2003, the Company issued 100,000 and 50,000 shares to Greentree Financial Group, Inc. and RR Inv Holding Inc., respectively. On December 11, 2003, the Company issued 500,000 shares each to TMT Consultant and Mr. Andy Lau for consultancy services provided. On December 16, 2003, the Company issued 100,000 shares to Wall Street Strategies, Inc. for consultancy services provided.

The Company entered into a relationship with respect to rent and related expenses with Guangzhou Goldlion City Properties Co., Ltd. and Guangzhou Cyber Strategy Limited in the approximate amount of $96,154, and Dimension Marketing Limited in the amount of $80,645. These amounts have been classified as current liabilities.

The amounts due to related parties represent unsecured advances which are interest-free and repayable on demand.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits. The exhibit list required by Item 13 of Form 10-KSB is provided in the "Index to Exhibits" located herein, immediately following Item 15.

(b) Reports on Form 8-K Filed in Last Quarter of Fiscal Year 2004

(1)  On August 13, 2004, the Company filed a Form 8-K in order to publish its unaudited pro forma financial statements reflecting a transaction closing on August 2, 2004.

(2)	On November 8, 2004, the Company filed a Form 8-K in order to report the new appointment of a president and vice-chairman and the election of new directors.

(3)
On November 22, 2004, the Company filed a Form 8-K in order to report that the Company entered into a Standby Equity Distribution Agreement and a Registration Rights Agreement, with US-based investment fund, Cornell Capital Partners LP for $30.0 million.

(4)	On December 9, 2004, the Company filed a Form 8-K regarding an unregistered sale of equity securities.

(5)
On January 5, 2005, the Company filed a Form 8-K in order to report an Agreement for Sale and Purchase of real estate, dated December 30, 2004, between General Business Network (Holdings) Limited, a wholly-owned subsidiary of the Company, and Guangzhou Goldlion Environmental Technology Company Ltd.

(6)	On January 24, 2005, the Company filed a Form 8-K in order to report a Complaint, dated December 10, 2004.

Item 14. Principal Accountant Fees and Services

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to accounting firm of Moores Rowland Mazars, our current independent auditor, ("Moores") for the audit of the Company's annual financial statements for the years ended December 31, 2004 and unaudited twelve-month period ended December 31, 2003, and all fees billed for other services rendered by Moores during those periods.

Year Ended December 31	2004	2003

Audit Fees (1)	84,948	40,827
Audit-Related Fees (acquisition audit fee of New Generation) (2)	64,103	-
Tax Fees (3)	513	-
All Other Fees (4)	-	-
Total Accounting Fees and Services	149,564	40,827

(1)
Audit Fees. These are fees for professional services for the audit of the Company's annual financial statements, and for the review of the financial statements included in the Company's filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of the Company's financial statements.

(3)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(4)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy For Audit and Non-Audit Services

The Company does not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before the Company engages an accountant. All of the services rendered to the Company by accounting firm of Moores Rowland Mazars after May 2003 were pre-approved by the Board of Directors of the Company.

The Company is presently working with its legal counsel to establish formal pre-approval policies and procedures for future engagements of the Company's accountants. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that the Company's new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President or Controller, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.

INDEX TO EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description

14.1	Code of Ethics *
31.1	Rule 13a-14(a)/15d-14(a) Certifications of John H.W. Hui, Vice Chairman and CEO *
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Bernard Chan, Chief Financial Officer *
32.1	Section 1350 Certifications of John H.W. Hui, Vice Chairman and CEO *
32.2	Section 1350 Certifications of Bernard Chan, Chief Financial Officer *

* Filed herewith.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2005

CHINA WORLD TRADE CORPORATION
By:	/s/ John H.W. Hui
John H.W. Hui, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John H.W. Hui	Chief Executive Officer	April 14, 2005
John H.W. Hui	Vice Chairman
/s/ Bernard Chan	Chief Financial Officer	April 14, 2005
Bernard Chan

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date
/s/ William C.H. Tsang	Chairman and Director	April 14, 2005
William C.H. Tsang
/s/ John H.W. Hui	Chief Executive Officer	April 14, 2005
John H.W. Hui	Vice Chairman and Director
/s/ Zeliang Chen	Vice Chairman and Director	April 14, 2005
Zeliang Chen
/s/ Chi Ming Chan	General manager	April 14, 2005
Chi Ming Chan	and Director
/s/ Chao Ming Luo	Director	April 14, 2005
Chao Ming Luo

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
China World Trade Corporation

We have audited the accompanying consolidated balance sheet of China World Trade Corporation (a Nevada corporation) and its subsidiaries as of December 31, 2004 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2004 and September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China World Trade Corporation and its subsidiaries as of December 31, 2004 and the consolidated results of their operations and their cash flows for the years ended December 31, 2004 and September 30, 2003 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3(b) to the financial statements, the Company has suffered losses from operations during the year and has a negative working capital that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MOORES ROWLAND MAZARS

Chartered Accountants
Certified Public Accountants
Hong Kong

Date: April 14, 2004

China World Trade Corporation Consolidated Balance Sheet

			As of December 31, 2004
ASSETS	Note		US$

Current assets
Cash and cash equivalents			1,824,268
Trade and other receivables	6		2,743,798
Rental and other deposits	7		1,702,856
Prepayments			63,007
Inventories	8		171,020
Short-term investments	9		24,163

Total current assets			6,529,112

Intangible asset	10		1,410,000
Property use rights	11		1,576,639
Goodwill	12		11,279,314
Property, plant and equipment, net	13		3,310,791

Total assets			24,105,856

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Trade and other payables	14		6,425,786
Deferred income			26,723
Short-term bank loan	15		1,812,229
Mortgage loan	16		448,418

Total current liabilities			8,713,156

Due to a shareholder	19(e	)	320,536

Total liabilities			9,033,692

Minority interest			2,143,897

Commitments and contingencies	20		-

Shareholders' equity
Preferred stock, par value of US$0.001 each; 10,000,000 shares authorized, none issued or outstanding			-
Common stock, par value of US$0.001 each; 50,000,000 shares authorized, 30,889,997 shares issued and outstanding as of December 31, 2004	22		30,890
Additional paid-in capital			30,817,729
Statutory reserves	25		44,403
Accumulated deficit			(17,964,755)

Total shareholders’ equity			12,928,267

Total liabilities and shareholders’ equity			24,105,856

The accompanying notes are an integral part of these financial statements.

China World Trade Corporation Consolidated Statements of Operations

			Year ended December 31,	Year ended September 30,
			2004	2003
	Note		US$	US$

Operating revenues	3(e	)
Club and business centre			551,497	1,718,854
Business traveling services			1,671,605	-
Business value-added services			40,695	288,462
Rental			701,284	47,189
Trading and others			127,663	831,095

			3,092,744	2,885,600
Operating costs and expenses
Club and business centre			(91,415)	(450,002)
Business traveling services			(112,588)	-
Business value-added services			(1,841)	-
Rental			(403,735)	-
Trading and others			(120,224)	(763,167)

			(729,803)	(1,213,169)
Other expenses
Depreciation			(233,298)	(79,303)
Impairment losses on intangible assets	10		(222,676)	-
Impairment loss on goodwill	12		(388,118)	-
Impairment of property, plant and equipment	13		(594,343)	(106,975)
Selling, general and administrative expenses			(8,133,140)	(3,767,788)

			(9,571,575)	(3,954,066)

Loss from operations			(7,208,634)	(2,281,635)

Non-operating income (expense)
Other income			140,014	2,490
Interest expense			(65,909)	(14,811)
Equity in net loss of affiliate			-	(32,051)

Loss before income taxes and minority interests			(7,134,529)	(2,326,007)

Income taxes expense	5		(46,553)	-

Loss before minority interests			(7,181,082)	(2,326,007)

Minority interests			(413,311)	120,471

Net loss			(7,594,393)	(2,205,536)

Loss per share - Basic and diluted	3(s	)	(0.36)	(0.23)

Weighted average number of shares used in calculating basic loss per share			21,102,405	9,699,264

The accompanying notes are an integral part of these financial statements.

China World Trade Corporation Consolidated Statements of Shareholders' Equity

	Common stock
	No. of shares	Amount issued	Amount to be issued	Additional paid in capital	Statutory reserves	Accumulated deficit
		US$	US$	US$	US$	US$

Balance as of October 1, 2002	6,970,497	971	6,000	6,810,207	-	(7,190,979)

Cancellation of stock issued for services on October 1, 2002	(1,000,000)	-	(1,000)	(8,999)	-	-
Issuance of common stock to be issued on January 22, 2003	-	5,000	(5,000)	300,000	-	-
Common stock issued for acquisition of a subsidiary on January 24, 2003	4,000,000	4,000	-	3,196,000	-	-
Issuance of common stock for cash and services on January 24, 2003	1,000,000	1,000	-	799,000	-	-
Net loss	-	-	-	-	-	(2,205,536)

Balance as of September 30, 2003	10,970,497	10,971	-	11,096,208	-	(9,396,515)

The accompanying notes are an integral part of these financial statements.

China World Trade Corporation Consolidated Statements of Shareholders' Equity

			Common stock
			No. of shares	Amount issued	Additional paid in capital	Statutory reserves	Accumulated deficit
	Note			US$	US$	US$	US$

Balance as of January 1, 2004			15,981,601	15,982	14,347,859	-	(10,325,959)

Common stock issued in exchange for services in February 2004	22I-(e	)	244,000	244	374,956	-	-
Exercise of warrants on March 22, 2004	22(b	)	1,500,000	1,500	1,123,500	-	-
Option issued in exchange for services on February 27, 2004	23(b	)	-	-	311,200	-	-
Common stock issued in exchange for services on May 7, 2004	22(f	)	24,027	24	99,976	-	-
Common stock issued as consideration for acquisition of a subsidiary on May 7, 2004	22(g	)	80,000	80	239,920	-	-
Common stock issue in exchange for service on July 12, 2004	22(h	)	50,500	51	160,149	-	-
Exercise of warrants on July 20, 2004	22(a	)	2,000,000	2,000	1,148,000	-	-
Exercise of warrants on July 20, 2004	22(b	)	1,500,000	1,500	1,378,500	-	-
Common stock issued as consideration for acquisition of a subsidiary on July 30, 2004	22(i	)	4,081,238	4,081	7,459,687	-	-
Common stock issued as a compensation for termination of a contract	22(j	)	2,000	2	4,998	-	-
Common stock issued upon 1st private placement	23		433,333	433	649,567	-	-
Modification of The 2003 Plan	3(g	)	-	-	645,718	-	-
Exercise of options of The 2003 Plan	22(k	)	370,857	371	-	-	-
Exercise of options for services	23(b	)	58,552	58	-	-	-
Common stock issued in exchange for placement agent services	23		375,000	375	862,125	-	-
Warrant issued in exchange for placement agent services	23		-	-	288,427	-	-
Common stock issued upon 2nd private placement	23		966,667	967	1,449,034	-	-
Warrant issued for waiver of sole registrants	23		-	-	277,335	-	-
Exercise of warrants on December 15, 2004	22(a	)	1,574,074	1,574	(1,574)	-	-
Exercise of warrants on December 15, 2004	22(b	)	1,648,148	1,648	(1,648)	-	-
Net loss			-	-	-	-	(7,594,393)
Transfer to statutory reserves	25		-	-	-	44,403	(44,403)

Balance as of December 31, 2004			30,889,997	30,890	30,817,729	44,403	(17,964,755)

The accompanying notes are an integral part of these financial statements.

China World Trade Corporation Consolidated Statements of Cash Flows

		Year ended December 31,	Year ended September 30,
		2004	2003
	Note	US$	US$
Cash flows from operating activities:
Net loss		(7,594,393)	(2,205,536)

Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest		413,311	(120,471)
Amortization on intangible asset		360,000	-
Equity in net loss of affiliate		-	32,051
Depreciation		233,298	79,303
Impairment loss on property, plant and equipment		594,343	106,975
Impairment loss on goodwill		388,118	-
Impairment loss on intangible assets		222,676	-
Increase in deferred income		3,546	31,877
Provision for bad debts due from related companies		236,247	-
Stock, options and warrants issued for services		2,379,862	600,000
Cashless exercise of option		429	-
Staff compensation cost		645,718	-
Changes in working capital:
Trade and other receivables		4,361,173	(89,875)
Rental and other deposits		(329,535)	(11,484)
Prepayments		515,499	(23,299)
Inventories		(97,637)	(289,564)
Income taxes payable		37,400	-
Trade and other payables		891	1,222,960

Net cash provided from (used in) operating activities		2,370,946	(667,063)

Cash flows from investing activities:
Acquisition of a subsidiary		(3,301,464)	123,707
Acquisition of an affiliate		-	(32,051)
Acquisition of property, plant and equipment		(688,622)	(92,824)
Acquisition of intangible assets		(1,576,639)	-

Net cash used in investing activities		(5,566,725)	(1,168)

Cash flows from financing activities:
Capital contribution from minority shareholder of a subsidiary		-	106,225
Proceeds from issuance of shares upon exercise of warrants		3,655,000	-
Proceeds from issuance of shares upon private placements		2,100,001	-
Advance from a shareholder		320,536	-
Proceeds from new bank loan		604,076	812,820
Repayment of amount borrowed		(1,974,337)	(10,482)

Net cash provided by financing activities		4,705,276	908,563

Net increase in cash and cash equivalents		1,509,497	240,332
Cash and cash equivalents at beginning of year		314,771	32,888

Cash and cash equivalents at end of year		1,824,268	273,220

Analysis of balances of cash and cash equivalents
Cash and bank balances		1,824,268	273,220

Supplemental disclosure information:
Interest paid		61,157	14,811
Income taxes paid		9,153	-

Non-cash investing and financing activities
Stocks, options and warrants issued for services		3,025,580	600,000
Purchase of subsidiaries by:
- issuance of common stock		7,706,383	3,200,000
- purchase consideration in arrear		120,000	-

The accompanying notes are an integral part of these financial statements.

China World Trade Corporation Notes to Financial Statements

1. ORGANIZATION AND NATURE OF BUSINESS

China World Trade Corporation (“CWTC”) was incorporated under the laws of the State of Nevada on January 29, 1998 as Weston International Development Corporation. On July 28, 1998, the name was changed to Txon International Development Corporation. On September 15, 2000 CWTC changed to its existing name. CWTC acts as an investment holding company.

Details of the major subsidiaries and their principal activities as of the date of this report are summarized below:

Name of company	Date of acquisition/ formation	Place of incorporation	Equity interest owned by the Company	Principal activities

Virtual Edge Limited	August 14, 2001	BVI	100%	Investment holding
General Business Network (Holdings) Limited	January 24, 2003	Hong Kong	100%	Investment holding and properties investment
Guangzhou World Trade Centre Club	December 29, 2001	PRC	75%	Club services
Polysend Trading Limited	March 6, 2003	Hong Kong	100%	Leather trading
Beijing World Trade Centre Club	April 1, 1999	PRC	75%	Club services
Sino Platform Limited	January 4, 2004	BVI	100%	Investment holding
WTC Link International Limited	February 4, 2004	Hong Kong	60%	Investment holding
China Chance Enterprises Limited	January 26, 2004	BVI	100%	Investment holding
CEO Clubs China Limited	May 7, 2004	Hong Kong	51%	Licensing
Guangdong New Generation Commercial Management Limited	August 2, 2004	PRC	51%	Travel ticketing agency and investment holding

China World Trade Corporation

Notes to Financial Statements

1. ORGANIZATION AND NATURE OF BUSINESS (CONTINUED)

Name of company	Date of acquisition/ formation	Place of incorporation	Equity interest owned by the Company	Principal activities

General Business Network (Guangzhou) Company Limited	December 25, 2002	PRC	100%	Investment holding and property holding
Guangdong WTC Link Limited	June 21, 2004	PRC	60%	Customer relationship management
Guangzhou Airport Tour Service Limited	August 2, 2004	PRC	25.6%	Travel ticketing agency
Guangdong New Generation Commercial Tour Service Limited	July 29, 2004	PRC	25.6%	Room booking services and travel ticketing agency
Guangzhou Xinyou Foreign Enterprise Services Limited	May 18, 2004	PRC	30.6%	Garment trading
Guangzhou Hongyan Travel Services Limited	July 17, 2004	PRC	30.6%	Travel ticketing agency
Guangdong Hauhao Insurance Agency Limited	January 15, 2002	PRC	31.6%	Insurance agency

2. CHANGE IN FINANCIAL YEAR

Effective for financial year 2004, the Company changed its financial year end from September 30 to December 31 of each year. As a result of this change, the consolidated statements of operations, consolidated statements of cash flows and consolidated statements of shareholders’ equity are presented for the financial year ended December 31, 2004 and September 30, 2003. In addition, the consolidated balance sheet as of December 31, 2004 is presented.

China World Trade Corporation

Notes to Financial Statements

2. CHANGE IN FINANCIAL YEAR (CONTINUED)

      For comparative purposes only, the following table presents the condensed results of operations for the three-month periods ended December 31, 2003 and 2002:

	Three-month period ended December 31, 2003	Three-month period ended December 31, 2002
	(Audited)	(Unaudited)
	US$	US$
Operating revenues
Club and business centre	178,048	413,405
Business value-added services	707,028	96,154

	885,076	509,559
Operating costs and expenses
Club and business centre	(23,507)	(108,702)
Business value-added services	(655,933)	-

	(679,440)	(108,702)
Other expenses
Depreciation	(15,132)	(1,681)
Amortization of intangible assets	(30,000)	-
Selling, general and administrative expenses	(1,148,005)	(780,576)

	(1,193,137)	(782,257)

Loss from operations	(987,501)	(381,400)

Non-operating income (expense)
Other income	62,557	40
Interest expense	(4,500)	-

Loss before income taxes and minority interests	(929,444)	(381,360)

Income taxes expense	-	-

Loss before minority interests	(929,444)	(381,360)

Minority interests	-	79,949

Net loss	(929,444)	(301,411)

Loss per share - Basic	(0.07)	(0.05)

Weighted average number of shares used in calculating basic loss per share	12,640,865	5,970,497

China World Trade Corporation

Notes to Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of accounting
The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“USGAAP”). The measurement basis used in the preparation of the financial statements is historical cost.

(b)	Preparation of financial statements
The Company has a negative working capital of US$2,184,044 as of December 31, 2004. In addition, the Company had net loss of US$7,594,393 and US$2,205,536 for the years ended December 31, 2004 and September 30, 2003 respectively.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital through additional equity funding and attaining profitable operations in the future. Management has developed a strategy, which it believes can be accomplished and will enable the Company to operate in the future. However, there can be no assurance that the Company will be successful with its efforts to attain profitable operations. Moreover the Company entered into agreements relating to private placements to obtain additional financing (see note 23). The inability of the Company to secure additional financing and attain profitable operations in the near term could adversely impact the Company’s business, financial position and prospects.

(c)	Principles of consolidation
The consolidated financial statements include the financial information of the Company and its subsidiaries. The results of subsidiaries acquired or disposed of during the year are consolidated from or up to the date of their effective dates of acquisition or disposal respectively.

All material intercompany balances and transactions have been eliminated on consolidation.

(d)	Goodwill on consolidation
Goodwill represents the excess of the purchase consideration payable in acquisitions of subsidiaries over the fair value of the net assets acquired at the time of acquisition. Goodwill on consolidation is stated at cost when it arises. As part of an ongoing review of the valuation of goodwill, management assesses the carrying value of the goodwill to determine if changes in facts and circumstances suggest that it may be impaired. If this review indicates that the goodwill is not recoverable, the carrying value of the goodwill would be reduced to its estimated fair market value.

On disposal of a subsidiary, any attributable amount of purchased goodwill is included in the calculation of the gain or loss on disposal.

China World Trade Corporation

Notes to Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e)	Revenue recognition
(i) Club and business centre
Business club membership
The Company, through its Business Club, provides members a commercial and recreational service, education programs and business networking programs. The Company generally records membership revenue as deferred income on its consolidated balance sheets and recognizes it over the membership period. Revenues generated from memberships that are subject to a pro rata refund are recognized ratably over the membership period.

(ii) Business traveling services
Travel distribution services
The Company engages in the air-ticketing, hotel room booking and travel agency businesses and receives commissions from travel suppliers for air travel, hotel rooms, vacation packages and cruises booked through its toll-free call center, websites and reseller network. Commissions from travel providers are recognized upon delivery of the appropriate confirmation or air ticket to the customers. Commissions from hotel room booking are recognized upon the confirmation of a customer’s stay with the hotel. The Company is not the primary obligor of the arrangement of these services and revenue is reported net in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

For information purposes, the commission income of the Company was derived from air-ticketing services with total values as follows:
	Year ended	Year ended
	December 31, 2004	September 30, 2003
	US$	US$

Value of air-ticket fare	54,890,272	-

Life and accident insurance agency business
The Company engages in the life and accident insurance agency business in PRC. Commission revenues from the carriers for life and accident insurance are received and recognized during the underlying policy period.

For information purposes, the commission income of the Company was derived from insurance policies with total premium income as follows:
	Year ended	Year ended
	December 31, 2004	September 30, 2003
	US$	US$

Premium income of insurance policies	2,489,675	-

China World Trade Corporation

Notes to Financial Statements

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e)	Revenue recognition (continued)

(iii) Business value-added services

Revenues from various business consultancy services contracts are recognized as services are provided. There are two basic types of services contracts: (1) fixed price (or flat fee basis) services contracts and (2) services contracts which may or may not be signed in advance for similar service on a success basis (success fee basis). Fixed price services contracts are generally performed evenly over the contract period, and, accordingly, revenue is recognized on a pro-rata basis over the life of the contract. Revenues derived from other services contracts are recognized when the services are performed in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition, revised and updated." Expenses related to all services contracts are recognized as incurred.

(iv) Rental

Leased business facilities

The Company also leases business facilities to members of the Club. The lease revenues are recognized based on the lease term of the facilities.

(v)	Trading and others

Sales of goods

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured.

(f)	Deferred income

Deferred income represents unamortized non-refundable admission fees membership fees and licensing fee received but the related services, or portion of the services, have not yet been rendered.

(g)	Stock-based compensation

The Company records compensation expense for stock-based employee compensation plans using the intrinsic value method in which compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price of the award on the measurement date.

China World Trade Corporation

Notes to Financial Statements

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g)	Stock-based compensation (continued)
On December 31, 2003, the Board of Directors adopted a stock option plan (The 2003 Plan). The 2003 Plan allows the Board of Directors to grant stock options to various employees of the Company. 1,000,000 stock options were granted in accordance with the terms of the 2003 Plan on December 31, 2003 to certain officers and directors at an exercise price of US$0.673 per share. The stock options will vest and become exercisable according to the following schedule:

On April 30, 2004:                                                                   25%
On December 30, 2004:                                                          25%
Each quarter thereafter:                                                         6.25% (until fully vested)

By an ordinary resolution passed at a directors’ meeting held on October 31, 2004, the option holders of The 2003 Plan were allowed to begin exercising 50% of the total entitlements as of November 1, 2004 (ahead of the original entitlement on December 30, 2004) and on a cashless basis. The terms and conditions of the remaining 50% of their entitlements under The 2003 Plan shall stay the same.

As the exercise price of the Company’s incentive stock options is higher than the market price of the underlying stock on the date of grant, pursuant to APB Opinion No. 25, no compensation expense has been recognized for stock options granted to employees at the date of grant.

Following modification the options granted under The 2003 Plan, the modified award (i.e. 50% of the total entitlements) was fully vested at October 31, 2004. The new measurement of stock-based compensation was required and based on the intrinsic value of the Company’s common stock at the date immediately prior to the modification (i.e. October 31, 2004). The compensation cost was recognized in the consolidated statement of operations and the same amount was credited to the Company’s additional paid-in capital.

China World Trade Corporation

Notes to Financial Statements

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g)	Stock-based compensation (continued)

Had compensation expense for the same stock options been determined based on their fair values at the dates of grant and been amortized over the period from the date of grant to the date that the award is vested, as consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been reported as follows:

	Year ended	Year ended
	December 31, 2004	September 30, 2003
	US$	US$

Net loss, as reported	(7,594,393)	(2,205,536)
Total stock-based employee compensation expense determined under intrinsic value based on method for all awards, net of tax	645,718
Total stock-based employee compensation expense determined under fair value based on method for all awards, net of tax	(891,425)	-

Pro forma	(7,840,100)	(2,205,536)

Loss per share - Basic and diluted
As reported	(0.36)	(0.23)

Pro forma	(0.37)	(0.23)

The fair value of the options granted is estimated on the date of grant and date of modification using a Black-Scholes option pricing model with the following weighted average assumptions used:

The weighted average fair value per option granted at the date of grant and date of modification was US$0.62 and US$1.97 respectively. For purposes of pro forma disclosure, the estimated fair value of the options is amortized on a straight line basis to expense over the options’ vesting periods, i.e., 3 years as prescribed under The 2003 Plan.

Notes to Financial Statements

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h)	Statement of cash flows

Cash equivalents are defined as short-term, highly liquid investments that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value. An investment normally qualifies as a cash equivalent only when it has a maturity of three months or less from its acquisition date.

(i)	Translation of foreign currency

The subsidiaries maintain their accounting books and records in United States Dollars ("US$"), Hong Kong Dollars ("HK$") and Renminbi ("RMB"). Foreign currency transactions during the year are translated to functional currencies of the respective subsidiaries at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at year end are translated at the approximate rates of exchange ruling at the balance sheet date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statements of operations.

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

All exchange differences arising on consolidation are recorded within equity. Historically, foreign exchange transactions have not been material to the financial statements.

(j)	Concentration of credit risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

China World Trade Corporation

Notes to Financial Statements

3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k)           Property, plant and equipment and depreciation

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment loss.

The cost of an item of property, plant and equipment comprises its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use. Major costs incurred in restoring assets to their normal working conditions are charged to the income statement. Improvements are capitalised and depreciated over their expected useful lives.

The gain or loss arising from the retirement or disposal of property, plant and equipment is determined as the difference between the estimated net sales proceeds and the carrying amount of the assets and is recognized as income or expense in the income statement.

Depreciation is provided to write off the cost of property, plant and equipment over their estimated useful lives from the date on which they become fully operational and after taking into account of their estimated residual values, using the straight-line method, at the following rates per annum:

Leasehold land and buildings                   50 years
Leasehold improvements                           2 - 3 years
Furniture and fixtures                                 5 - 10 years
Office and computer equipment               3 - 5 years
Motor vehicles                                            6 years

(l)	Impairment of long-lived assets

Long-lived assets are reviewed at least annually for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, impairment is measured as the difference between the carrying amount and fair value of the asset. Goodwill will not be allocated to long-lived assets when tested for impairment.

(m)          Property-use rights

Property-use rights are stated at cost less accumulated amortization and impairment losses. Costs of the property-use rights are amortized over the term of the relevant rights on a straight line basis.

China World Trade Corporation

Notes to Financial Statements

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(n)	Intangible asset

The intangible asset represents the rental income stream acquired capitalized and is amortized on a straight-line basis over five years.

(o)	Inventories

Inventories are stated at the lower of cost or market. Cost, which comprises all costs of purchase and, where applicable, other costs that has been incurred in bringing the inventories to their present location and condition, is calculated using the first-in, first-out method. Estimated losses on inventories represent reserves for obsolescence, excess quantities, irregular and slow moving inventory. The Company estimates the loss / write-down on the basis of its assessment of the inventory’s net realizable value based upon current market conditions and historical experience.

(p)	Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rentals payable and receivable under operating leases are recognized as expense and revenue on the straight-line basis over the lease terms.

The Company leases certain premises under non-cancellable operating leases. Rental expenses under operating leases were US$564,198 and US$698,694 for the years ended December 31, 2004 and September 30, 2003 respectively.

(q)	Related parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

(r)	Use of estimates

The preparation of the financial statements in conformity with USGAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reported periods. Actual amounts could differ from those estimates. Estimates are used for, but not limited to, the accounting for certain items such as allowance for doubtful accounts, depreciation, taxes and contingencies.

China World Trade Corporation

Notes to Financial Statements

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(s)	Loss per share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common stocks outstanding during the years.

At the end of each year, the Company had outstanding stock warrants and options whose exercise or conversion could, under certain circumstances, further dilute loss per share. The following shares of potentially issuable common stock were not included in the above weighted average shares outstanding because to do so would have had an anti-dilutive effect on loss per share for the years presented.

	As of December 31, 2004	As of September 30, 2003

Warrants	5,421,002	8,000,000
Options	1,852,500	-

	7,273,502	8,000,000

(t)	Segment reporting

The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". Segment information is disclosed in Note 26 to the financial statements.

(u)	Allowance for doubtful accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Trade and other receivables are presented net of an allowance for doubtful accounts of US$4,171,634 as of December 31, 2004.

(v)	New accounting pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151 “Inventory Costs, an Amendment of ARB No. 43, Chapter 4”. This statement amends ARB No. 43, Chapter 4 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” and that fixed production overheads should be allocated to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005; however, earlier application is permitted for inventory costs incurred during fiscal year beginning after November 23, 2004. The provisions of SFAS No. 151 should be applied prospectively. The Company believes that SFAS No. 151 will not have a significant impact on its financial statements when it is adopted.

China World Trade Corporation

Notes to Financial Statements

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(v)	New accounting pronouncements (continued)

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. This statement provides investors and other users of financial statement with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, “Accounting for Stock issued to Employees”. Public entities that file as small business issuers will be required to apply this statement as of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this pronouncement may impact the Company’s results of operations or financial position and the management is conducting a detailed assessment.

4. ACQUISITIONS

(a)	On May 7, 2004, the Company acquired 51% interests of CEO Clubs China Limited (“CEO”). CEO was incorporated in Hong Kong and holds an exclusive right for licensing the brand name “CEO Club” in the PRC. The exclusive right acquired is separately allocated as an intangible asset.

Details of the identifiable assets acquired at the date of acquisition are as follows:
US$
Assets acquired
Trade and other receivable	1,282
Intangible asset	222,676
Goodwill	136,670

Net assets acquired	360,628
Shared by minority interest	(628)

360,000

Satisfied by:
Issuance of common stock	240,000
Purchase consideration in arrear	120,000

Consideration	360,000

In addition to the above consideration of US$360,000, the Company has committed to inject cash of US$120,000 to the newly acquired subsidiary as operating funds.

China World Trade Corporation

Notes to Financial Statements

4. ACQUISITIONS (CONTINUED)

(b)
Pursuant to an amendment to the Articles of General (Guangzhou) Business Network Limited (“GBN(GZ)”) dated May 26, 2004, the registered capital was increased from US$64,102 to US$1,983,974 which was wholly contributed by the Company. Before the increase in registered capital, the Company had 50% interest in GBN(GZ) and recognized it as an associate. The Company acquired the remaining capital of GBN(GZ) on July 26, 2004.

Details of the identifiable assets acquired and liabilities assumed at the date of acquisition are as follows:
US$
Assets acquired
Property, plant and equipment	1,047
Cash and cash equivalents	76,881
Trade and other receivables	1,484,040
Prepayments	4,078
Goodwill	176,299

1,742,345
Liabilities assumed
Trade and other payables	(47,239)
Short-term bank loans	(1,631,006)

(1,678,245)

Net assets acquired	64,100
Equity in net loss of GBN(GZ) in previous years	(32,051)

Consideration - cash	32,049

(c)
On April 20, 2004, a wholly-owned subsidiary of the Company (the “Transferee”) entered into an Equity Transfer Agreement (the “Agreement”) with the major shareholders of Guangdong New Generation Commercial Management Limited (“GNGCM”) and Guangdong Hauhao Insurance Agency Limited (“GHIAL”) the (“Transferors”), pursuant to which the Transferee would acquire from the Transferors 51% interest in GNGCM (the “Acquisition’) for an aggregate consideration of approximately US$11,127,000 of which US$3,640,000 was to be paid in the form of cash and US$7,487,000 was to be paid in the form of restricted shares issued by the Company. The Agreement also contemplated a loan agreement in the amount of US$3,640,000 pursuant to which one of the Transferors would loan the said amount to GNGCM as part of the transaction. On June 1, 2004, a supplementary agreement to the Agreement was entered into by making several changes to the Agreement, amongst which the aggregate consideration was reduced to US$10,198,041, of which US$2,731,658 was to be paid in the form of cash and US$7,466,383 was to be paid in the form of restricted shares of the Company.

China World Trade Corporation

Notes to Financial Statements

4. ACQUISITIONS (CONTINUED)

Completion of the acquisition of GNGCM Group enables the Company to expand its business to the high growth, travel-related businesses. The acquisition has been accounted for under the purchase method of accounting. The purchase price of US$10,198,041 was allocated to the assets and liabilities acquired based on their estimated fair value at the date of acquisition. This allocation has resulted in acquired goodwill of US$8,652,530 in a condition that a preacquisition contingency relating to the collectibility of an other receivable amount was not determined. The determination of the latest fair value of the acquired GNGCM’s assets resulted in an increase of goodwill by US$2,450,485 principally due to the changes from initially determined values of that receivable amount. The results of GNGCM Group have been included in the consolidated financial statements since the acquisition date.

Details of the identifiable assets acquired and liabilities assumed at the date of acquisition are as follows:
US$
Assets acquired
Property, plant and equipment	2,166,618
Cash and cash equivalents	567,546
Trade and other receivables	3,285,584
Rental and other deposits	1,116,152
Prepayments	17,833
Short-term investments	24,163
Goodwill	11,103,015

18,280,911
Liabilities assumed
Trade and other payables	(6,874,717)
Short-term bank loans	(1,208,153)

(8,082,870)

Net assets acquired	10,198,041

US$
Satisfied by:
Issuance of common stock	7,466,383
Cash	2,731,658

Consideration	10,198,041

China World Trade Corporation

Notes to Financial Statements

4. ACQUISITIONS (CONTINUED)

(d)
The Company’s consolidated results of operations have incorporated CEO and GNGCM on a consolidated basis from the date of acquisition. The following unaudited pro forma information presents a summary of the consolidated results of operations as if the acquisitions had been taken place on January 1, 2004.

Year ended December 31, 2004
US$

Operating revenues	6,414,430

Net loss	(6,745,580)

Loss per share - Basic	(0.32)

5. INCOME TAXES

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which it is domiciled and operated.

The Hong Kong subsidiaries incurred losses for taxation purposes for the year and thus Hong Kong Profits Tax has not been provided.

Several PRC subsidiaries are subject to PRC Enterprise Income Taxes (“EIT”) on an entity basis on income arising in or derived from the PRC. Income tax expense comprises of the following:

	Year ended December 31,	Year ended September 30,
	2004	2003
	US$	US$

Current taxes arising in foreign subsidiaries for the year	(46,553)	-

China World Trade Corporation

Notes to Financial Statements

5. INCOME TAXES (CONTINUED)

Reconciliation to the expected statutory tax rate in the PRC of 33% (2003: 33%) is as follows:

	Year ended December 31,	Year ended September 30,
	2004	2003
	%	%

Statutory rate	33.0	33.0
Non-deductible expenses	(9.9)	(15.8)
Tax effect of net operating losses	(23.6)	(12.5)
Unrecognised temporary differences	0.2	(2.6)
Subsidiary not subject to tax	(1.3)	3.1
Tax rate differential between subsidiaries	(1.3)	(5.2)
Over provision in prior years related to a newly-acquired subsidiary	2.0	-
Others	0.2	-

	(0.7)	-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

As of December 31, 2004
US$

Deferred tax assets
Net operating loss	9,055,752
Depreciation	101,462
Deferred expenditure	3,745,025

12,902,239
Valuation allowance	(12,902,239)

Total deferred tax assets	-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

China World Trade Corporation

Notes to Financial Statements

6. TRADE AND OTHER RECEIVABLES
			As of December 31, 2004
	Note		US$

Trade receivables			1,467,618
Due from related parties	19(c	)	1,253,479
Other receivables			22,701

			2,743,798

7.	RENTAL AND OTHER DEPOSITS

Included in rental and other deposits are deposits paid to Guangzhou Goldlion City Properties Co., Ltd. of US$209,735 as of December 31, 2004. For relationship with the Company, please refer to note 19(a) to these financial statements.

8. INVENTORIES
As of December 31, 2004
US$

Trading goods	152,892
Food and beverage	18,128

171,020

Inventories are presented net of an allowance for valuation allowance for inventory losses of US$16,204 as of December 31, 2004.

9. SHORT-TERM INVESTMENTS

The balance represents “available-for-sale” mutual funds made up of debt and equity securities. As at the balance sheet date, as the cost approximated to the fair value, no gain or loss was recognized.

China World Trade Corporation

Notes to Financial Statements

10. INTANGIBLE ASSET

Pursuant to an agreement entered between the Company and Mr. William Tsang dated November 19, 2003, the Company acquired the after-tax rental income of a property located in Guangzhou , the PRC for a five-year period commencing from December 1, 2003. The Company acquired the after-tax rental income at a consideration of the issuance of 3,000,000 newly issued shares of the Company and a two-year warrant to purchase up to 6,000,000 shares of the common stock of the Company. The rental income stream acquired has been capitalized as an intangible asset and is amortized on a straight-line basis over five years.
As of December 31, 2004
US$

Carrying value, beginning of year	1,770,000
Amortization	(360,000)

Carrying value, end of year	1,410,000

An intangible asset of US$222,676 arising from the acquisition of CEO, as mentioned in note 4 above, was impaired during the year.

11. PROPERTY USE RIGHTS

Pursuant to agreements entered into between a subsidiary of the Company, GNGMC, and Guangdong Hauhao Industries Group Co. Limited and Chen Zeliang dated December 28, 2004, GNGMC acquired the property use rights of their office premises located in Guangzhou for a 41-year period and 42-year period commencing from the date of agreements to October 30, 2045 and March 30, 2046 respectively. The total consideration of these transactions were US$1,576,639. The property use rights acquired have been capitalized and are being amortized on a straight-line basis over their lease terms.

China World Trade Corporation

Notes to Financial Statements

12. GOODWILL
As of December 31, 2004
US$

Carrying value, beginning of year	251,448
Goodwill acquired	11,415,984
Impairment loss	(388,118)

Carrying value, end of year	11,279,314

Details of the goodwill acquired during the year are summarized in note 4 above.

During the year, management reviewed the carrying value of goodwill. In view of the fact that two of the subsidiaries have sustained losses, full provision for impairment loss on the carrying value of the goodwill of US$388,118 was made and is included in the consolidated statement of operations for the year ended December 31, 2004.

13. PROPERTY, PLANT AND EQUIPMENT, NET
As of December 31, 2004
US$

Leasehold land and buildings	3,292,952
Leasehold improvements	595,599
Furniture and fixtures	42,163
Office and computer equipment	368,586
Motor vehicles	219,969

4,519,269
Less: Accumulated depreciation and impairment loss	(1,208,478)

Net book value	3,310,791

In view of the operating loss experienced by the club operations of the Company, management considers that impairment losses of US$368,509, US$9,306 and US$21,798 should be recognized on the leasehold improvements, office equipment and furniture and fixtures respectively carried on the balance sheet. These losses have been recognized as expenses and included in the consolidated statement of operations.

China World Trade Corporation

Notes to Financial Statements

13. PROPERTY, PLANT AND EQUIPMENT, NET (CONTINUED)

A subsidiary of the Company entered into a sale and purchase agreement with, Guangzhou Goldlion Environmental Technology Company Limited, a related party, on December 30, 2004. Pursuant to the agreement, the subsidiary would dispose of the leasehold land and buildings located in the PRC at a consideration of US$2,456,522. The completion date of the transaction is expected on or before May 31, 2005. The management considered that the selling price is lower than the carrying amount and employed a surveyor to assess the market price of the leasehold land and buildings at of December 31, 2004 by using an investment approach. As a result, an impairment of US$194,730 should be recognised on the leasehold land and buildings carried on the balance sheet. This loss has also been recognized as an expense and included in the consolidated statement of operations and the leasehold land and buildings are included in the segment of “Rental”.

14. TRADE AND OTHER PAYABLES
			As of December 31, 2004
	Note		US$

Trade payables			2,367,127
Bills payable			168,525
Tax payable			1,191,020
Tax payable - surcharge			1,004,377
Accrued charges			385,105
Other payables			528,199
Due to related parties	19(d	)	112,047
Deposits received			669,386

			6,425,786

15. SHORT-TERM BANK LOAN

Guangdong Hauhao Industries Holdings Limited, Guangzhou XZR International Travel Services Limited, Chen Ze Liang and a third party, Guangzhou Yinda Guarantee Service Company Limited provided corporate and personal guarantee to the bank against the bank loans granted to the Company. Please refer to note 19 to these financial statements for details of relationship of these guarantors with the Company.

16. MORTGAGE LOAN

The Company obtained a bank loan from a commercial bank in Hong Kong to finance its operations. The loan is collateralized by the Company's properties located in the PRC. As management has decided to repay early the mortgage loan in 2005, the outstanding loan balance is classified as current liabilities as of December 31, 2004.

China World Trade Corporation

Notes to Financial Statements

17. BANKING FACILITIES

The Company had various lines of credit under banking facilities as follows:

As of December 31, 2004
US$
Facilities granted
Committed credit lines	2,455,231

Utilized
Committed credit lines	1,220,989

Unutilized facilities
Committed credit line	1,234,242

Details of guarantees and related parties transactions in relation to these banking facilities are disclosed in notes 18 and 19(b) respectively.

18.	PLEDGE OF ASSETS

The Company has pledged land and buildings with a net book value of US$2,454,567 to secure general banking facilities granted to the Company.

19. RELATED PARTY TRANSACTIONS

(a) Names and relationship of related parties

Existing relationships with the Company
Beijing Wanlong Economic Consultancy Corporation Ltd.	PRC partner of a subsidiary
Bernard Chan	An officer and a shareholder of the Company
Bobby Yu	A former director of a subsidiary
Chan Chi Ming	A director of the Company
Chen De Xiong	A shareholder of a subsidiary
Chen Zeliang	A shareholder and director of the Company
Dimension Marketing Limited	A shareholder of a former subsidiary
Guangzhou City International Exhibition Co.	PRC partner of a subsidiary

China World Trade Corporation

Notes to Financial Statements

19. RELATED PARTY TRANSACTIONS (CONTINUED)

(a) Names and relationship of related parties (Continued)

Existing relationships with the Company
Guangzhou Cyber Strategy Limited	A company in which a director of the Company has beneficial interest
Guangzhou Goldlion City Properties Co., Ltd.	A company controlled by close family members of a director
Guangzhou Goldlion Commercial Co., Ltd.	A company controlled by close family members of a director
Guangzhou Sanranxin Travel Ltd	A company in which a director of the Company has beneficial interest
Guangzhou XZR International Travel Services Limited	A company in which a shareholder of the Company has beneficial interest
Health & Wealth Inc.	A company in which a director of the Company has beneficial interest
Ho Chi Kin	An independent director of the Company
Hauhao Industries Group Co. Ltd.	A shareholder of a subsidiary
Huang Ze Hua	A shareholder of a subsidiary
James Mak	A shareholder of the Company
John Hui	A director of the Company
Li Jingping	A director of a subsidiary
Cui Wencheng	A shareholder of the Company
Luo Chao Ming	A director of the Company
Ringo Leung	A former director of the Company
Simon Guo	A director of a subsidiary
Suo Hong Xia	A shareholder of a subsidiary
Top Link Ventures Limited	A company in which a director of the Company has beneficial interest
Union East Consultants Limited	A company in which a former director of the Company has beneficial interest
William Tsang	A shareholder and director of the Company
Xelex Inc.	A company in which an officer and a shareholder of the Company is a director
Yang Xiu	A shareholder of the Company
Zhao Lin	A shareholder of the Company

China World Trade Corporation

Notes to Financial Statements

19. RELATED PARTY TRANSACTIONS (CONTINUED)

(b)	Summary of related party transactions

	Year ended December 31,	Year ended September 30,
	2004		2003
	US$	$	US
Assets purchased from
Dimension Marketing Limited	-		691
Hauhao Industries Group Co. Ltd.	1,576,639		-
Suo Hong Xia	235,590
Chen Zeliang	125,285		-

As of December 31, 2004, the titles of leasehold land and buildings of US$206,232 and US$89,162 purchased from Suo Hong Xia and Chen Zeliang have not been transferred to the Company and the procedures are still in progress.

	Year ended December 31,	Year ended September 30,
	2004	2003
	US$	US$
Allowance for doubtful accounts to
Guangzhou Cyber Strategy Limited	236,247	-

Consultancy fee expenses to
Beijing Wanlong Economic Consultancy Corporation Ltd.	18,122	18,122
Bernard Chan	2,564	17,948
Bobby Yu	-	8,462
Chan Chi Ming	-	30,769
Guangzhou City International Exhibition Co.	18,122	18,122
Guangzhou Cyber Strategy Limited	1,938	-
Health & Wealth Inc.	-	15,024
Ho Chi Kin	3,000	-
John Hui	57,692	146,436
Luo Chao Ming	17,397	-
Ringo Leung	5,128	-
Top Link Ventures Limited	61,538	-
William Tsang	57,692	141,026
Xelex Inc.	56,410	-

Rent and related expenses to
Dimension Marketing Limited	-	2,692
Guangzhou Goldlion City Properties Co., Ltd. and Guangzhou Goldlion Commercial Co., Ltd.	455,744	713,044
Hauhao Industries Group Co. Ltd.	46,103	-

China World Trade Corporation

Notes to Financial Statements

19. RELATED PARTY TRANSACTIONS (CONTINUED)

(b) Summary of related party transactions (Continued)

	Year ended December 31,	Year ended September 30,
	2004	2003
	US$	US$
Consultancy fee income from
Guangzhou Cyber Strategy Limited	-	288,462

Membership fee income from
Guangzhou Cyber Strategy Limited	-	48,024
Union East Consultants Limited	16,008	32,016

Personal guarantee granted from
Mr. William Tsang	19,231	19,231
Traveling expenses to
Guangzhou Sanranxin Travel Ltd.	4,139	-

(c)	Due from related parties

As of December 31, 2004
US$

Hauhao Industries Group Co. Ltd.	350,989
Huang Ze Hua	360,029
Chen De Xiong	542,461

Classified as current assets	1,253,479

The amounts due from related parties as of December 31, 2004 represented unsecured advances which were interest-free and repayable on demand. During the fourth quarter of 2004, the Company determined that receivables in the amount of US$236,247 were uncollectible and provision for doubtful debts has been made accordingly.

China World Trade Corporation

Notes to Financial Statements

19. RELATED PARTY TRANSACTIONS (CONTINUED)

(d)	Due to related parties

As of December 31, 2004
US$

Suo Hong Xia	24,163
Mr. Ringo Leung	1,094
Mr. John Hui	3,625
Guangzhou Goldlion City Properties Co., Ltd.	3,784
Guangzhon Sanranxin Travel Ltd.	4,178
Beijing Wanlong Economic Consultancy Corporation Ltd.	18,122
Cui Wencheng	5,808
Yang Xiu	3,744
Simon Guo	14,471
Li Jingping	30,249
Zhao Lin	2,809

Classified as current liabilities	112,047

           The amounts due to related parties as of December 31, 2004 represented unsecured advances which were interest-free and repayable on demand.

 (e) Due to a shareholder

              The amount due to Mr. William Tsang represented unsecured advances which were interest-free and not repayable within one year.

20.	OPERATING LEASE COMMITMENT

(a) Operating lease payables

As of December 31, 2004, the Company has total outstanding commitments not provided for under non-cancelable operating leases, which are payable as follows:
As of December 31, 2004
US$

2005	673,445
2006	690,087
2007	451,525
2008	157,572
2009	31,688

2,004,317

China World Trade Corporation

Notes to Financial Statements

20.	OPERATING LEASE COMMITMENT (CONTINUED)

(a) Operating lease payables (Continued)

In addition, the Company has committed to pay contingent rent at 2% to 10% on the monthly turnover of a subsidiary when the subsidiary's monthly turnover exceeds RMB500,000 (US$60,408) during the lease period ending in July 2007.

The Company has also committed to pay contingent rental at the higher of the agreed rent and the following portion of the membership fee income of a subsidiary:

•	15% on the membership fee income of the subsidiary for the period from February 1, 2004 to January 31, 2006

•	7.5% on the membership fee income of the subsidiary for the period of February 1, 2006 to January 31, 2009

(b) Operating lease receivables

The total outstanding commitments under non-cancelable operating leases, which are receivable as follows:
As of December 31 2004
US$

257,821
2005	145,464
2006	25,731
2007
429,016

As of December 31, 2004, property, plant and equipment held for use under operating leases include gross amounts of US$2,997,558 and accumulated depreciation. Depreciation of property, plant and equipment in respect of assets held for use under operating leases are US$37,804 and US$52,342 for the year ended December 31, 2004 and September 30, 2003.

China World Trade Corporation

Notes to Financial Statements

21. RETIREMENT PLAN

The Company operates a Mandatory Provident Fund (“MPF”) plan for its Hong Kong employees. The pension expenses charged to the consolidated statement of operations amounted to US$6,150 and US$720 for the year ended December 31, 2004 and September 30, 2003 respectively.

As stipulated by the PRC regulations, all retired employees of the Company who are residents of the PRC are entitled to an annual pension equal to their basic annual salary upon retirement. The Company contributed to a state-sponsored retirement plan at a certain percentage of the gross salary of its employees and has no further obligations for the actual pension payments or post-retirement benefits beyond the annual contributions. The state-sponsored retirement plan is responsible for the entire pension obligations payable to all employees. The pension expense for the year ended December 31, 2004 and September 30, 2003 was US$58,591 and US$36,329 respectively.

22.	COMMON STOCK

a)	On July 20, 2004, Powertronic exercised a two-year warrant to purchase 2,000,000 shares of the common stock of the Company at a price of US$0.575 per share. On December 15, 2004, Powertronic was allowed to take the cashless exercise of warrants for 2,000,000 shares to purchase 1,574,074 shares of the common stock of the Company. A total of 3,574,074 shares of common stock of the Company were issued accordingly.

b)	On March 22, 2004 and July 20, 2004, Mr. William Tsang exercised two 1,500,000 warrants to purchase 3,000,000 shares of the common stock of the Company at a price of US$0.75 and US$0.92 per share respectively. On December 15, 2004, Mr. Tsang exercised warrant on a cashless basis for 2,500,000 shares at a price of US$0.92 per share to acquire 1,648,148 shares of the common stock of the Company. As a result the exercise of these warrants, a total of 4,648,148 shares of common stock of the Company were issued accordingly.

c)	On February 6 and 26, 2004, the Company issued 75,000 and 50,000 shares respectively to Wall Street Strategies, Inc. for consulting services provided.

d)	On February 13, 2004, the Company issued 69,000 shares to Greentree Financial Group, Inc. for consulting services provided.

e)	On February 23, 2004, the Company issued 50,000 shares to Mr. Richard Romanelli for advisory services provided.

China World Trade Corporation

Notes to Financial Statements

22.	COMMON STOCK (CONTINUED)

f)	On May 7, 2004, the Company issued 24,027 shares to The Research Works, Inc. for consulting services provided.

g)	On May 7, 2004, the Company issued 80,000 shares to the shareholders of CEO Clubs China Limited as part of the total consideration for 5,100 shares of CEO Clubs China Limited.

h)	On July 12, 2004, the Company issued 50,500 shares to CEOcast Inc. for consulting services provided.

i)
On July 30, 2004, the Company issued 4,081,238 shares to the shareholders of Guangdong New Generation Commercial Management Limited (“GNGCM”) and Guangdong Hauhao Insurance Agency Limited (“GHIAL”) as part of the total consideration for the acquisition of 51% interest of GNGCM.

j)	On August 31, 2004, the Company issued 2,000 shares to The Equitis Group as a compensation for termination of a contract.

k)
On November 9, 2004, 452,500 options under The 2003 Plan were exercised. As mentioned in note 3(g) above, the option holders were allowed to take the cashless exercise of 370,857 shares, a total of 370,857 common stock of the Company were issued accordingly.

23.	OPTIONS AND WARRANTS

(a)(i)	On December 31, 2003, the Company adopted The 2003 Plan which was approved by the shareholders on the same date. The 2003 Plan allows the Board of Directors, or a committee thereof at the Board’s discretion, to provide for a total 1,000,000 stock options to officers, directors and key employees of the Company. All the stock options provided, were issued in accordance with the terms of The 2003 Plan on the same day to certain officers, directors and key employees of the Company at an exercise price of US$0.673 per share and are exercisable during the period from April 30, 2004 to December 30, 2006.

(a)	(ii)	On February 20, 2004, the Company cancelled 65,000 options and 30,000 options for the reason of resignation and job reposting respectively.

(b)
On February 27, 2004, the Company entered into an agreement with Xelex Inc. for consulting services provided. Apart from the consultancy fee expenses disclosed in note 19(b) to financial statements, an option to acquire 80,000 shares at an exercise price of US$1 per share was issued to Xelex Inc.. The stock option was fully vested and became exercisable on September 1, 2004. On November 9, 2004, the option was fully exercised on a cashless basis. A total of 58,552 common stocks of the Company were issued.

China World Trade Corporation

Notes to Financial Statements

23.	OPTIONS AND WARRANTS (CONTINUED)

The fair value of this option, which is estimated by the Black-Scholes option pricing model, was US$3.89. The additional expense was recognized in the consolidated statement of operations and the same amount was credited to the Company’s additional paid-in capital. The following weighted-average assumptions have been adopted in applying the Black-Scholes option pricing model:

Expected dividend yield          None
Risk-free interest rate               2.1%
Expected volatility                    367%
Contractual life                          2 years

(c)	The stock options activities and related information are summarized as follows:

	Year ended December 31, 2004		Year ended September 30, 2003
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
		US$		US$

Outstanding, beginning of year	1,000,000	0.673	-	-
Granted (note 23(b))	80,000	1.000	-	-
Granted (note 24(a))	1,400,000	2.500	-	-
Exercised
- The 2003 Plan (note 22(k))	(452,500)	0.673	-	-
- Xelex Inc. (note 23(b)	(80,000)	1.000	-	-
Cancelled (note 23 (a)(ii))	(95,000)	0.673	-	-

Outstanding, end of year	1,852,500	2.432	-	-

Exercise price is less than market price on date of grant	1,480,000	2.892	-	-

Exercisable, end of year	1,400,000	3.000	-	-

As of December 31, 2004

Weighted average remaining contractual life	4.267 years

Range of exercise price
US$0.673	452,500

US$3.000	1,400,000

China World Trade Corporation

Notes to Financial Statements

23.	OPTIONS AND WARRANTS (CONTINUED)

(d) The warrant activities and related information are summarized as follows:

	Year ended December 31, 2004		Year ended September 30, 2003
	Number of Warrants	Weighted average exercise price	Number of Warrants	Weighted average exercise price
		US$		US$

Outstanding, beginning of year	14,000,000	0.749	2,000,000	0.575
Granted (note 24(a) & (c))	921,002	2.500	6,000,000	0.805
Exercised (note 22(a) & (b))	(9,500,000)	(0.748)	-	-

Outstanding, end of year	5,421,002	1.047	8,000,000	0.748

Exercise price is less than market price on date of grant	4,500,000	0.750	-	-

Exercise price exceeds market price on date of grant	921,002	2.500	-	-

Exercisable, end of year	5,421,002	1.047	-	-

As of December 31, 2004

Weighted average remaining contractual life	1.590 years

Range of exercise price
US$0.750	4,500,000

US$2.500	921,002

China World Trade Corporation

Notes to Financial Statements

24.	PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS TO PURCHASE COMMON STOCK

(a)
On August 26, 2004, the Company entered into a Securities Purchase Agreement with Bridges & PIPES, LLC, TCMP3 Partners, Connell Capital Partners, LP and Stealth Capital, LLC (the “Purchasers”), providing for the issuance by the Company to the Purchasers, of the (i) number of shares of Common Stock, and (ii) Series A Warrants, subject to an option in favor of the Purchasers to purchase additional shares of common stock and receive additional warrants.

On August 26, 2004 and December 3, 2004 under the Securities Purchase Agreement, the Purchasers acquired in the aggregate 433,333 and 966,667 shares of common stock respectively, at a price of US$1.5 per share, for an aggregate purchase price of US$2,100,000. Upon purchase, the Purchasers were also issued 700,001 five-year Series A Warrants to purchase that number of warrant shares at an exercise price equal to US$2.5 per share, without any additional consideration. In addition, the Company granted each Purchaser an option (the "Option") to purchase that number of shares of common stock equal to 1,400,001 shares (the "Firm Shares"). Upon exercise of the Option at a purchase price of US$3 per share of common stock, the Purchaser would also receive, without additional consideration, five-year Series B Warrants to purchase 50% of the Firm Shares at an exercise price equal to US$4 per share.

The fair values of attached Series A Warrants, Options and Series B Warrants were recorded in the Company’s additional paid-in capital.

In addition, the Company has issued 112,667 Placement Agent's Warrants to Duncan Capital, LLC, who acted as Placement Agent to the Company in connection with the offering. Such warrants are five-year non-cashless exercise, provisioned warrants to purchase shares of common stock at US$2.5 per share. The costs associated with these transactions are also accounted for based on the fair value of these warrants at the date of issue.

On August 26, 2004, the Company also entered into a Registration Rights Agreement with the investors signatories thereto, which provides that on or prior to 45 days after the Escrow Date, the Company shall prepare and file with the Commission a Registration Statement covering the resale of all of the Registrable Securities (defined as the Firm Shares, Option Shares, shares issuable upon exercise of the Agent's Warrants and shares issuable upon exercise of the Series A Warrants and the Series B Warrants) for an offering to be made on a continuous basis pursuant to Rule 415 under the Securities Act. In addition, the Registration Rights Agreement also contains certain piggy-back registration rights in favor of the holders of Registrable Securities. All fees and expenses incident to the performance of or compliance with the Registration Rights Agreement are to be borne by the Company.

China World Trade Corporation

Notes to Financial Statements

24.	PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS TO PURCHASE COMMON STOCK (CONTINUED)

(b)
On November 22, 2004, the Company entered into a Standby Equity Distribution Agreement (a "SEDA") and a Registration Rights Agreement, with US-based investment fund, Cornell Capital Partners, LP ("Cornell Capital") for US$30,000,000. Under the SEDA, Cornell has committed to provide up to US$30,000,000 of funding to the Company over a 24-month period, to be drawn down at the Company's discretion by the purchase of the Company's common stock. The purchase price of the shares purchased under the SEDA with respect to any advance will equal 99% of, or a 1% discount to, the lowest closing bid price of the common stock during the five consecutive trading day period immediately following the notice date. The amount of each advance is subject to a maximum advance amount of $1,500,000, except for the first advance, which may be in the amount of $3,000,000. Cornell Capital intends to sell any shares purchased under the SEDA at the then prevailing market price. Duncan Capital, LLC has been engaged by the Company to act as Placement Agent with respect to the SEDA.

(c)
In connection with the SEDA, the Company has entered into a Letter Agreement, dated as of November 19, 2004 (the "Letter Agreement"), pursuant to which it agreed to (a) not make any draw-downs under the SEDA for a period of thirty days from the date of effectiveness of the soon-to-be-filed registration statement, and (b) issue to Bridges & PIPES, LLC and TCMP3 Partners, the two Purchasers at the first closing referred to above, 83,334 Series A Warrants and 25,000 Series A Warrants, respectively, in order to induce such Purchasers to waive their rights to be the sole registrants on the registration statement. The costs associated with these compensations are also accounted for based on the fair value of these warrants at the date of issue.

Using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected dividend yield                                  None
Risk-free interest rate                                       3.61%
Expected volatility                                            211%
Contractual life                                                  5 years

The fair value of these warrants was estimated as US$2.56 for the year ended December 31, 2004. The additional expenses for placement services provided and compensation of were recognized in the consolidated statement of operations and the same amounts were credited to the Company’s additional paid-in capital.

China World Trade Corporation

Notes to Financial Statements

25.	STATUTORY RESERVES

Statutory reserves of the Company’s PRC subsidiaries include the statutory common reserve fund and the statutory common welfare fund. Pursuant to regulations in the PRC, the subsidiaries set aside 10% of their profits after tax for the statutory common reserve fund (except when the fund has reached 50% of the Company’s registered capital) and 5% of their profits after tax for the statutory common welfare fund. The statutory common reserve fund can be used for the following purposes:

•	to make good losses in previous years; or
•
to convert into capital, provided such conversion is approved by a resolution at a owners’ general meeting and the balance of the statutory common reserve fund does not fall below 25% of the registered capital.

The statutory common welfare fund, which is to be used for the welfare of the staff and workers of the subsidiaries, is of a capital nature.

26. BUSINESS SEGMENT INFORMATION
	Year ended December 31,	Year ended September 30,
	2004	2003
	US$	US$
Operating revenues
Club and business centre	551,497	1,718,854
Business traveling services	1,671,605	-
Business value-added services	40,695	288,462
Rental	701,284	47,189
Trading and others	127,663	831,095

	3,092,744	2,885,600

China World Trade Corporation

Notes to Financial Statements

26. BUSINESS SEGMENT INFORMATION (CONTINUED)

	Year ended December 31,	Year ended September 30,
	2004	2003
	US$	US$
Profit (Loss) from operations
Club and business centre	(1,705,288)	(910,942)
Business traveling services	904,951	-
Business value-added services	(113,569)	-
Rental	(347,069)	(511,352)
Trading and others	(54,096)	(62,429)

	(1,315,071)	(1,463,607)

Corporate expenses	(5,893,563)	(818,028)

Consolidated operating loss	(7,208,634)	(2,281,635)

Other income	140,014	2,490
Interest expense	(65,909)	(14,811)
Equity in net loss of affiliate	-	(32,051)

Net loss before income taxes	(7,134,529)	(2,326,007)

As of December 31, 2004
US$
Total assets
Club and business centre	327,008
Business traveling services	15,600,135
Business value-added services	-
Rental	5,163,770
Trading and others	564,458

21,655,371

China World Trade Corporation

Notes to Financial Statements

27. CONTINGENCIES

Prior to the completion of acquisition by the Company, GNGCM had been paying Mainland China income tax at a basis of calculation which was not in accordance with the standard basis of calculation as stipulated by the Mainland China tax law. The shortfall of the underpaid tax liabilities, related surcharges and penalty up to the date of acquisition by the Company has already been fully provided in the consolidated financial statements. However, GNGCM would potentially be liable to further surcharge for late payment and penalty, additional to the amount being provided, for the period since the date of acquisition by the Company and up to the balance sheet date. A shareholder of GNGCM has undertaken to indemnify the Company against such shortfall and additional tax-related liabilities. As of December 31, 2004, the estimated further surcharges and penalties which GNGCM was potentially liable amounted to US$126,873 and US$6,468,044 respectively. The estimated further penalties were based on the highest charge rate of the range from 50% to 500%.