Form 10QSB
period 2005-03-31
CHINA WORLD TRADE CORP
filed 2005-05-17
CIK 1081834

OMB APPROVAL
OMB Number: 3235-0416
Expires: December 31, 2005
Estimated average burden
hours per response: 174.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For
the quarterly period ended March 31, 2005

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

(011-8620) 3878 - 0286
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As at March 31, 2005, there were 30,889,997 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Index

Index

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Unaudited financial statements of China World Trade Corporation for the three months ended March 31, 2005 and 2004.

China World Trade Corporation

- Condensed Consolidated Balance Sheets as of March 31, 2005 and 2004
- Condensed Consolidated Statements of Operations for the three-month period ended March 31, 2005 and 2004.
- Condensed Consolidated Statements of Cash Flows for the three-months period ended March 31, 2005 and 2004
- Notes to Financial Statements

Index

China World Trade Corporation

Condensed Consolidated Balance Sheets
As of March 31, 2005

			As of March 31, 2005
			Unaudited
ASSETS	Note		US$

Current assets
Cash and cash equivalents			1,844,750
Trade and other receivables	3		3,005,670
Due from a shareholder	9(e	)	377,504
Rental and other deposits			1,899,409
Prepayments			202,099
Available-for-sale securities			1,110,000
Inventories			51,145

Total current assets			8,490,577

Property use rights			1,567,103
Goodwill			11,279,314
Available-for-sale securities			100,000
Property, plant and equipment, net			3,440,535

Total assets			24,877,529

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade and other payables	4		6,474,639
Deferred income			184,894
Short-term bank loan	5		1,812,229
Mortgage loan			437,289

Total current liabilities			8,909,051

Minority interest			2,257,211

Commitments and contingencies	6		-

Stockholders’ equity
Preferred stock, par value of US$0.001 each; 10,000,000 shares authorized, none issued or outstanding			-
Common stock, par value of US$0.001 each; 50,000,000 shares authorized, 30,889,997 shares issued and outstanding at March 31, 2005			30,890
Common stock, par value of US$0.001 each; 100,000 shares to be issued	7		100
Additional paid-in capital			31,017,628
Accumulated other comprehensive income			760,000
Statutory reserve			79,488
Accumulated deficit			(18,176,839)

Total stockholders’ equity			13,711,267

Total liabilities and stockholders’ equity			24,877,529

The financial statements should be read in conjunction with the accompanying notes.

Index

China World Trade Corporation

Condensed Consolidated Statements of Operations
Three-month period ended March 31, 2005 and 2004

	Three-month period ended March 31,
	2005	2004
	US$	US$
	Unaudited	Unaudited
Operating revenues
Club and business centre	335,379	71,395
Business travelling services	1,014,825	-
Business value-added services	291,681	-
Rental	184,416	160,256
Trading and others	86,889	72,120

	1,913,190	303,771

Operating costs and expenses
Club and business centre	(128,515)	(4,493)
Business travelling services	(37,000)	-
Business value-added services	(678)	-
Rental	(98,762)	(108,794)
Trading and others	(86,763)	(72,714)

	(351,718)	(186,001)

Impairment and depreciation	(52,792)	(21,670)
Selling, general and administrative expenses	(1,523,533)	(1,605,267)

	(1,576,325)	(1,626,937)

Loss from operations	(14,853)	(1,509,167)

Non-operating income (expenses)
Other income	18,445	89
Interest expense	(39,169)	(3,992)

Loss before income taxes and minority interest	(35,577)	(1,513,070)
Provision for income taxes	(28,110)	-

Loss before minority interest	(63,687)	(1,513,070)
Minority interest	(113,314)	-

Net loss	(177,001)	(1,513,070)

Other comprehensive income
Fair value adjustment on available-for-sale securities	760,000	-

Comprehensive income (loss)	582,999	(1,513,070)

Loss per share of common stock - Basic	(0.01)	(0.09)

Weighted average number of shares of common stock outstanding	30,889,997	16,249,106

The financial statements should be read in conjunction with the accompanying notes.

Index

China World Trade Corporation

Condensed Consolidated Statements of Cash Flows
Three-month period ended March 31, 2005 and 2004

	Three-month period ended March 31,
	2005	2004
	Unaudited	Unaudited
	US$	US$
Cash flows from operating activities:
Net loss	(177,001)	(1,513,070)

Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	113,314	-
Amortization of intangible assets	90,000	90,000
Stock issued for services	75,000	375,200
Available-for-sale securities received as income	(450,000)	-
Depreciation and amortization	62,328	21,670
Impairment loss on goodwill	-	217,917
Increase (Decrease) in deferred income	158,171	(16,815)
Changes in working capital:
Trade and other receivables	(261,872)	27,941
Rental and other deposits	(196,553)	(81,563)
Prepayments	(14,091)	470,046
Inventories	119,875	22,701
Trade and other payables	28,412	(611,122)
Income taxes payable	20,441	-

Net cash used in operating activities	(431,976)	(997,095)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(182,536)	(204,599)
Proceeds from disposal of short-term investments	24,163	-

Net cash used in investing activities	(158,373)	(204,599)

Cash flows from financing activities:
Advance from a shareholder	621,960	900,409
Repayment of amount borrowed	(11,129)	(310,694)
Issuance of new shares	-	1,125,000

Net cash provided by financing activities	610,831	1,714,715

Net increase in cash and cash equivalents	20,482	513,021

Cash and cash equivalents at beginning of year	1,824,268	314,771

Cash and cash equivalents at end of year	1,844,750	827,792

Analysis of balances of cash and cash equivalents
Cash and bank balances	1,844,750	827,792

Supplemental disclosure information:
Interest paid	30,886	9,831
Income taxes paid	7,670	-
Non-cash operating, investing and financing activities
Common stocks issued for services (including shares to be issued)	75,000	375,200
Available-for-sale securities received	450,000	-
Considerations for disposal of intangible assets	1,320,000	-

The financial statements should be read in conjunction with the accompanying notes.

Index

NOTES TO FINANCIAL STATEMENTS

1.         BASIS OF PRESENTATION

The accompanying financial data as of March 31, 2005 and for the three-month period ended March 31, 2005 and 2004 have been prepared by the Company without audit.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s audited annual financial statements for the year ended December 31, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2005 and for the three-month period ended March 31, 2005 and 2004, have been made. The results of operations for the three-month period ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

2.	PREPARATION OF FINANCIAL STATEMENTS

The Company has a negative working capital of US$418,474 as of March 31, 2005. In addition, the Company had net loss of US$177,001 and US$1,513,070 for the three-month period ended March 31, 2005 and 2004. Continuation of the Company as a going concern is dependent upon obtaining additional working capital through additional equity funding and attaining profitable operations in the future. Management has developed a strategy, which it believes can be accomplished and will enable the Company to operate in the future. The inability of the Company to secure additional funding and attain profitable operations in the near term could adversely impact the Company's business, financial position and prospects.

3.	TRADE AND OTHER RECEIVABLES
			As of March 31, 2005
	Note		US$

Trade receivables			1,922,184
Due from related parties	9(c	)	1,011,873
Other receivables			71,613

			3,005,670

Index

4.	TRADE AND OTHER PAYABLES

			As of March 31, 2005
	Note		US$

Trade payables			2,519,848
Accrued charges			304,486
Other payables			668,633
Tax payable			1,211,461
Tax payable - surcharge			1,004,378
Due to related parties	9(d	)	121,912
Deposits received			643,921

			6,474,639

5.	SHORT-TERM BANK LOAN

The outstanding loan balances of US$1,812,229 as of March 31, 2005 bear interest at 4% to 7% per annum and are repayable within one year.

6.	COMMITMENTS

At the balance sheet date, the Company had capital expenditure commitments contracted but not provided for net of deposits paid amounting to US$13,550.

7.	ISSUANCE OF SHARES

On December 28, 2004, the Company entered into an agreement with Greentree Financial Group (“Greentree”) for financial consulting services to be provided by Greentree in 2005. In this connection, 100,000 shares of common stock were issued on April 18, 2005 and included in common stock to be issued in the balance sheet as of March 31, 2005.

Index

8.	STOCK-BASED COMPENSATION

The Company records compensation expense for stock-based employee compensation plans using the intrinsic value method in which the compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price of the award on the measurement date.

On December 31, 2003, the Board of Directors adopted a stock option plan ("The 2003 Plan"). The 2003 Plan allows the Board of Directors to grant stock options to various employees of the Company. 1,000,000 stock options were granted in accordance with the terms of the 2003 Plan on December 31, 2003 to certain officers and directors at an exercise price of US$0.673 per share. On February 20, 2004, the Company cancelled 95,000 options due to resignation and job reposting accordingly. The stock options will vest and become exercisable according to the following schedule:

On April 30, 2004: 25%
On December 30, 2004: 25%
Each quarter thereafter: 6.25% (until fully vested)

Had compensation expense for the same stock options been determined based on their fair values at the dates of grant and been amortized over the period from the date of grant to the date that the award is vested as consistent with the provisions of SFAS No. 123, the Company’s net loss and loss per share would have been reported as follows:

	Three-month period ended March 31,
	2005	2004
	US$	US$

Net loss as reported	(177,001)	(1,513,070)
Total stock-based employee compensation expense determined under fair value based on method for all awards, net of tax	(46,629)	(46,629)

Pro forma	(223,630)	(1,559,699)

Loss per share - Basic and diluted
As reported	(0.01)	(0.09)

Pro forma	(0.01)	(0.10)

Index

8.	STOCK-BASED COMPENSATION (CONTINUED)

The fair value of the options granted is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used:

Date of grant

Expected dividend yield	None
Risk-free interest rate	2.1%
Expected stock price volatility	224%
Expected life of options	3 years

The weighted average fair value per option granted at the date of grant was US$0.62. For purposes of pro forma disclosure, the estimated fair value of the options is amortized on a straight line basis to expense over the options’ vesting periods, i.e., 3 years as prescribed under The 2003 Plan.

9.	RELATED PARTY TRANSACTIONS

(a)	Names and relationship of related parties

Existing relationships with the Company
Mr. Bernard Chan	An officer and a shareholder of the Company
Mr. Chan Chi Ming	A director of the Company
Mr. Chan Zeliang	A shareholder and director of the Company
Mr. Chen De Xiong	A shareholder of a subsidiary
Ms. Huang Ze Hua	A shareholder of a subsidiary
Ms. Suo Hong Xia	A shareholder of a subsidiary
Mr. Ho Chi Kin	An independent director of the Company
Mr. Li Jingping	A director of the Company
Mr. Luo Chao Ming	A director of the Company
Mr. John Hui	A director of the Company
Mr. Ringo Leung	A former director of the Company
Mr. William Tsang	A shareholder and director of the Company
Beijing Wanlong Economic Consultancy Corporation Ltd.	PRC partner of a subsidiary
Goldlion Holding Limited	A company controlled by close family members of a director

Index

1.	RELATED PARTY TRANSACTIONS (CONTINUED)

(a)	Names and relationship of related parties (Continued)

Existing relationships with the Company
Guangzhou City International Exhibition Co.	PRC partner of a subsidiary
Guangzhou Cyber Strategy Limited	A company in which a director of the Company has beneficial interest
Guangzhou Goldlion City Properties Co., Ltd.	A company controlled by close family members of a director
Guangzhou Goldlion Environmental Technology Co. Ltd.	A company controlled by close family members of a director
Guangzhou Sanranxin Travel Ltd.	A company in which a director of the Company has beneficial interest
Guangzhou Huahao Industries Group Co. Ltd.	A shareholder of a subsidiary
Xelex Inc.	A company in which a shareholder of the Company has beneficial interest
Top Link Ventures Limited	A company in which a director of the Company has beneficial interest

(b)	Summary of related party transactions

	Three-month period ended March 31,
	2005	2004
	US$	US$
Consulting fee expenses to
Mr. Ringo Leung	-	5,128
Mr. Bernard Chan	19,230	2,564
Mr. Chan Chi Ming	19,225	-
Mr. Chan Zeliang	3,624	-
Mr. Ho Chi Kin	1,500	-
Mr. John Hui	37,500	57,692
Mr. William Tsang	32,041	57,692
Mr. Luo Chao Ming	4,720	4,349
Beijing Wanlong Economic Consultancy Corporation Ltd.	4,531	4,531
Guangzhou City International Exhibition Co.	4,531	4,531
Xelex Inc.	-	5,128
Top Link Ventures Limited	-	15,385
Guangzhou Cyber Strategy Limited	-	1,938

Sponsorship expenses to
Goldlion Holding Limited	2,247	-

Rent and related expenses to
Guangzhou Goldlion City Properties Co. Ltd.	81,799	107,534
Guangzhou Goldlion Environmental Technology Co. Ltd.	20,562	-

Rental compensation income from
Guangzhou Goldlion City Properties Co. Ltd.	3,854	-

Index

9.	RELATED PARTY TRANSACTIONS (CONTINUED)

(b)	Summary of related party transactions (continued)

	Three-month period ended March 31,

	2005	2004
	US$	US$
Personal guarantee granted from
Mr. William Tsang	19,231	19,231

Intangible asset sold to
Mr. William Tsang	1,320,000	-

Pursuant to the resolution on March 29, 2005, the board of directors approved to sell the after-tax rental income to Mr. William Tsang at its carrying value as of March 31, 2005. The consideration was set off against with amounts due to Mr. William Tsang and the remaining balance of US$377,504 was settled by cash in April, 2005.

(c)	Due from related parties

As of March 31, 2005
US$

Guangzhou Huahao Industries Group Co. Ltd.	110,113
Ms. Huang Ze Hua	360,029
Mr. Chen De Xiong	541,731

Classified as current assets	1,011,873

The amounts due from related parties represent unsecured advances which are interest-free and repayable on demand.

(d)	Due to related parties

As of March 31, 2005
US$

Mr. Chan Chi Ming
Mr. John Hui	44,383
Mr. Ringo Leung	1,094
Mr. Li Jingping	1,889
Guangzhou Goldlion City Properties Co., Ltd.	4237
Beijing Wanlong Economic Consultancy Corporation Ltd.	4,531
Guangzhou City International Exhibition Company	4,531
Ms. Suo Hong Xia	24,163
Guangzhou Sanranxin Travel Limited	37,084

Classified as current liabilities	121,912

Index

9. RELATED PARTY TRANSACTIONS (CONTINUED)

(d) Due to related parties (continued)

The amounts due from related parties represent unsecured advances which are interest-free and repayable on demand.

(e) Due from a shareholder

As of March 31, 2005
US$

Mr. William Tsang	377,504

The amount due from Mr. William Tsang arose from the disposal of the Company's intangible asset, details of which have been mentioned in note 9(b) to these financial statements.

10. BUSINESS SEGMENT INFORMATION
	Three-month period ended March 31,
	2005	2004
	US$	US$
Operating revenues
Club and business centre	335,379	71,395
Business traveling services	1,014,825	-
Business value-added service	291,681	-
Rental	184,416	160,256
Trading and others	86,889	72,120

	1,913,190	303,771

Profit (Loss) from operations
Club and business centre	(91,403)	(223,000)
Business traveling services	306,623	-
Business value-added service	230,869	-
Rental	(14,571)	(44,647)
Trading and others	(59,585)	(28,815)

	371,933	(296,462)
Corporate expenses	(386,786)	(1,212,705)

Consolidated operating loss	(14,853)	(1,509,167)

Other income	18,445	89
Interest expense	(39,169)	(3,992)

Consolidated loss before income taxes and minority interest	(35,577)	(1,513,070)

11.	POST BALANCE SHEET EVENT

A subsidiary of the Company entered into a sale and purchase agreement with Guangzhou Goldlion Environment Technology Company Limited on December 30, 2004. Pursuant to the agreement, the subsidiary would dispose of its leasehold land and buildings located in the PRC, with carrying value of US$2,489,153 as at March 31, 2005, at consideration of US$2,456,522. The completion date of the transaction is expected to be on or before May 31, 2005.

12.	CONTINGENCIES

Prior to the completion of acquisition by the Company, Guangdong New Generation Commercial Management Limited (“GNGCM”) had been paying Mainland China income tax at a basis of calculation which was not in accordance with the standard basis of calculation as stipulated by the Mainland China tax law. The shortfall of the underpaid tax liabilities, related surcharges and penalty up to the date of acquisition by the Company has already been fully provided in the consolidated financial statements. However, GNGCM would potentially be liable to further surcharge for late payment and penalty, additional to the amount being provided, for the period since the date of acquisition by the Company and up to the balance sheet date. A shareholder of GNGCM has undertaken to indemnify the Company against such shortfall and additional tax-related liabilities. As of March 31, 2005, the estimated further surcharges and penalties which GNGCM was potentially liable amounted to US$209,777 and US$6,468,044 respectively. The estimated further penalties were based on the highest charge rate of the range from 50% and 500%.

Index

Item 2. Management's Discussion and Analysis or Plan of Operation.

CHINA WORLD TRADE CORPORATION

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements. Prospective shareholders should understand that several factors govern whether any forward - looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward - looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the company. Although the company believes that the assumptions underlying the forward - looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward - looking statements contained herein will be realized. Based on actual experience and business development, the company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the company's results of operations. In light of the significant uncertainties inherent in the forward - looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the company or any other person that the objectives or plans of the company will be achieved.

OVERVIEW

We were incorporated in the State of Nevada in 1998 to engage in any lawful corporate undertaking. Our business objective initially was to open and operate business clubs in the major cities of China in association with the World Trade Center Association in order to position ourselves as the platform to facilitate trade between China and the world market. We currently operate two clubs, one in Guangzhou and the other in Beijing, PRC. Additionally, we expect to open clubs in Shanghai and Shenzhen, PRC in 2005. No assurances can be given, however, that we will be successful in these endeavors.

Our growth and development as a business enterprise has been marked by a number of significant corporate events. Pursuant to a Share Exchange Agreement, dated as of August 10, 2000, between Virtual Edge Limited ("Virtual Edge") and Main Edge International Limited ("Main Edge"), Main Edge transferred all of the issued and outstanding shares of the capital stock of VEL to the Company in exchange of 1,961,175 shares of our pre-split common stock, representing approximately 75% of our outstanding shares of the common stock. According, we controlled the operations of Virtual Edge, and Main Edge became our majority stockholder. We then undertook an 8-for-1 forward split that was effective on 15th day of September 2000, which resulted in Main Edge owing 15,689,400 shares of our common stock. Then, five major developments occurred. These were: (i) the consummation of two private placement financings by Powertronic Holdings Limited ("Powertronic") in September 2002 and December 2002 in which it acquired shares of our common stock, (ii) an acquisition of all the issued and outstanding shares of General Business Network (Holdings) Ltd. in December 2002, (iii) a 1-for-30 reverse stock split that was effective on September 1, 2002. (iv) the assignment of the rights of the after tax rental income of certain premises from Mr. Tsang for a five year period in December 2003, and (v) the exercise of warrant for the shares of our common stock by Mr. Tsang and Powertronic in March 2004 and in July 2004, and further exercise additional warrants in December 2004. As a result of these transactions, Mr. Chi Hung Tsang became the new major shareholder and owns over 12,600,000 shares of our common stock and Powertronic owns over 5,500,000 shares. Mr. Chi Hung Tsang is currently President and Chairman of our Board of Directors.

The objectives of the Company have expanded with the acquisition in August 2004 of the New Generation group of companies. While the Company will continue to provide business club services in major cities in China, China World Trade Corporation ("China World Trade") has established its businesses into three distinct divisions, namely the club and business centers; the business traveling services; and the business value-added services. The Club and Business Center Division is devoted to the building of the World Trade brand in China. Its objective is to open and operate business clubs in the major cities of China in association with the World Trade Center Association, in order to position the company as the platform to facilitate trade between China and the world market. In addition, since the acquisition of CEO Clubs China Limited ("CEO Clubs") in May 2004, CEO Clubs will complement China World Trade's offerings by targeting higher profile leadership from larger companies than those normally associated with China World Trade. The CEO Clubs family, of which each family members is operating  independently of each other, has thirteen chapters in the US and China. It focuses on recruiting CEO's of companies with annual sales exceeding $2 million as members. The average club member has $20 million in annual sales.

Index

The Business Traveling Services Division will provide the necessary platform for China World Trade Corporation to focus on the high growth, travel related businesses. New Generation aims to be the pioneer and to become one of the market leaders in the travel agency businesses through the operations of its 10 subsidiaries in Southern China in ticketing sales for international and domestic flights as well as inbound business travel. Being one of the leading consolidators of hotel accommodations and airline tickets in China, New Generation has already acquired the necessary licenses to operate as a ticketing and travel agent in the PRC. These licenses include 26 licenses as a ticketing agent for international and domestic flights for both cargo and passengers issued by the Civil Aviation Administration of China and the International Air Transport Association and 3 licenses as a domestic and international travel agent issued by the Administrative Bureau of Tourism of China. In addition, New Generation is also an authorized/licensed insurance agent in China to provide, in particular, accidental and life insurances. New Generation also provides premium "red carpet" airport based services to prestigious clients and participates in the opening and continued development of the new Guangzhou Baiyun International Airport. New Generation is believed to contribute a superior revenue base to the Company.

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

RESULTS OF OPERATIONS

The following table shows the selected unaudited condensed consolidated income statement data of the Company and its subsidiaries for the three-month period ended March 31, 2005 and March 31, 2004. The data should be read in conjunction with the unaudited Consolidated Financial Statements of the Company for the three-month period ended March 31, 2005 and March 31, 2004 and related notes thereto.

	Three months		Three months
	Ended		ended
	March 31,	% of	March 31,	% of
	2005	Revenues	2004	Revenues
(In US$ thousands except per share data)	(unaudited)		(unaudited)

Operating revenues
Club and business centre	335	17.5	71	23.3
Business traveling services	1,015	53.1	--	--
Business value-added services	292	15.3	--	--
Others	271	14.1	233	76.7
Total Operating Revenues	1,913	100.0	304	100.0

Gross Profit
Club and business centre	207	10.8	67	22.0
Business traveling services	978	51.1	--	--
Business value-added services	291	15.2	--	--
Others	85	4.5	51	16.8
Total Gross Profit	1,561	81.6	118	38.8

Selling, general and administrative expenses	(1,523)	(79.6)	(1,384)	(455.3)
Impairment loss and depreciation	(53)	(2.8)	(243)	(79.9)

Loss from operations	(15)	(0.8)	(1,509)	(496.4)

Non-operating income (expenses)
Other income	18	0.9	--	--
Interest expense	(39)	(2.0)	(4)	(1.3)

Profit (loss) before income taxes and minority interest	(36)	(1.9)	(1,513)	(497.7.)

Income taxes	(28)	(1.4)	--	-

Profit (loss) before minority interest	(64)	(3.3)	(1,513)	(497.7)

Minority interest	(113)	(5.9)	--	--

Net loss	(177)	(9.2)	(1,513)	(497.7)

Other comprehensive income	760	39.7	--	--

Comprehensive Income	583	30.5	(1,513)	(497.7)

Index

THREE-MONTH PERIOD ENDED MARCH 31, 2005 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2004

OPERATING REVENUE

The Company has started to recruit members, and to provide club and business center services through its subsidiary Guangzhou World Trade Center Club located in Guangdong Province, the PRC since June 2002, business value-added services and others business (trading) through a subsidiary of General Business Network (Holdings) Limited since March 2003. We have commenced our operation in the business travel business since our acquisition of New Generation in August 2004. Trading and rental incomes are grouped under others operating revenues and others gross profit. Consolidated operating revenue for the three-month period ended March 31, 2005 was $1,913,000, compared to $304,000 for the same corresponding period in year 2004, an increase of $1,609,000 or 529.3%. The increase was mainly the result of the increase in revenues generated from all of our business areas.

Our segmental mix of the operating revenues will continue to shift since our acquisition of the travel business and further development of our business value-added services. We will continue to utilize the World Trade Center Clubs in various major cities in China to provide the necessary platform for the growth of our businesses.

Of the $1,913,000 revenue in the three-month period ended March 31, 2005, approximately $335,000 (17.5%) was generated from providing club related services by Guangzhou World Trade Center Club and Beijing World Trade Center Club, $1,015,000 (53.1%) from business travel services resulting from the acquisition of the New Generation Group, $292,000 (15.3%) from business value-added services, and the remaining $271,000 (or 14.1%) from other (rental and trading) businesses. The acquisition of New Generation and the continuous development of our business value-added services will contribute positively to our operating revenue. In general, our cost of sales is generally positively related to our operating revenue, i.e., the higher the operating revenue, the higher the cost of sales and vice versa.

For the three-month period ended March 31, 2005, New Generation sold a total of over 286,000 tickets on a pro-forma basis, which translates to a total value of air-ticket fare of approximately $31.8 million. As compared to the same corresponding period in year 2004, ticket sold of New Generation increased by 78,000 tickets (or 37.2%) from approximately 208,000 tickets with value of air-ticket fare increased by $8.4 million (or 36.1%) from $23.4 million.

Consolidated gross profit increased $1,443,000 or 1,222.9% for the three-month period ended March 31, 2005 over the same corresponding period in year 2004. The increase was predominantly driven by our business travel services resulting from the acquisition of the New Generation in August 2004 and by our business value-added services resulting from providing various consultancy services to our members. As a percentage of total operating revenues, consolidated gross profit margins of 81.6% for the three-month period ended 2005 increased from 38.8% for the same corresponding period in 2004. The higher profit margin as a percent of operating revenues was driven by a mix shift from lower margin trading business to higher margin business travel services.

Of the $1,561,000 total gross profit for the three-month period ended March 31, 2005, approximately $207,000 (or 13.3%) was generated from providing club and business center services, approximately $978,000 (or 62.7%) from business travel services, approximately $291,000 (or 18.6%) from providing business value-added services, and the remaining approximately $85,000 (or 5.4%) from other (rental and trading) businesses. As compared to the same corresponding period in year 2004, the club and business center services represented a 56.8% (or $67,000) of the total gross profit; none was generated from the business travel business and business value-added services; and the remaining 43.2% (or $51,000) from other (rental and trading) businesses. The shift in segmental distribution was primarily due to the increase in gross profit in the business travel services, resulting from the acquisition of the New Generation Group. We foresee that this segment mix will continue to change and balance out in year 2005 upon further development in the business value-added services and the expected opening of World Trade Center Club Shanghai in the second half of year 2005.

Index

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by approximately $139,000 or 10.0% to $1,523,000 for the three-month period ended March 31, 2005 from $1,384,000 for the same corresponding period in 2004. The increase was mainly due to (1) the increase in staff related costs predominantly resulting from the consolidation of the operation of New Generation Group in the amount of approximately $393,000, and (2) various advertising expenses in the amount of approximately $54,000. This increase was partially offset by the decrease in professional expenses paid for the financial and marketing consultants in the amount of approximately $282,000.

IMPAIRMENT LOSS AND DEPRECIATION

Total impairment loss and depreciation were approximately $53,000 for the three-month period ended March 31, 2005, as compared to the same corresponding period in year 2004, a decrease of $190,000 or 78.2% from $243,000. The decrease was mainly due to the decrease in the impairment loss, there was no impairment loss for the three-month period ended March 31, 2005 but $221,000 in impairment loss for the same corresponding period in year 2004. Under normal circumstances, we will review the impairment of our assets at the year end or at the anniversary of such assets.

FINANCIAL INCOME/(EXPENSES), NET

Interest expenses were approximately $39,000 for the three-month period ended March 31, 2005, as compared to the same corresponding period in year 2004 in the amount of $4,000, an increase of $35,000. The majority of the increase was the result of consolidating the interest expenses incurred by the New Generation in relation to a bank loan in the amount of RMB10,000,000 (approximately equals US$1.2 million).

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

Income taxes were $28,000 for the three-month period ended March 31, 2005, as compared to none for the same corresponding period in year 2004. The increase of income taxes was the result of consolidating the operation of New Generation since the acquisition of its business in August 2004.

NET LOSS / COMPREHENSIVE INCOME

Net loss was approximately $177,000 for the three-month period ended March 31, 2005, as compared to the same corresponding period in year 2004, a decrease of $1,336,000 or 88.3%. The decrease in net loss was the result of improving our loss from operations to an amount of only approximately $15,000. The management believes that our operations will continue to improve and we do not foresee a trend of losses.

In addition, we recorded an unrealized gain on short-term investments (fair value adjustment) which is classified as other comprehensive income in the amount of $760,000 for the three-month period ended March 31, 2005, as compared to none for the same corresponding period in year 2004. This increase was the result of the appreciation of the shares of common stocks we received as compensation of our consultancy services rendered. The management believes that this unrealized gain (or loss) will fluctuate from quarter to quarter if we continue to hold these shares. We intend and plan to offload these shares within a period of 12 months upon receiving them from our client members.

We experienced the first accounting profit or net positive comprehensive income, after taking the unrealized gain on short-term investment into consideration, for the three-month period ended March 31, 2005 in the amount of approximately $583,000, as compared to a net comprehensive loss of $1,513,000 for the same corresponding period in year 2004, an increase of 138.5%. Again, this unrealized gain (or loss) will vary from quarter to quarter if we continue to hold on to these shares.

Index

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, cash and cash equivalents totaled $1,844,750, an increase of $20,482 over the last reporting period as of December 31, 2004. This increase in cash position was the result of a combination of net cash provided by financing activities in the amount of approximately $611,000, offsetting by net cash used in operating activities of approximately $432,000 and net cash used in investing activities of approximately $158,000. The increase in net cash provided by financing activities was mainly due to an advance of $622,000 from a shareholder. The net cash used in investing activities was contributed by the acquisition of additional equipment by New Generation Group in the total amount of $182,000. Net cash used in operating activities could be explained by the change in net working capital. This change in net working capital was due to the increase in trade and other receivables of approximately $262,000, and the increase in rental and other deposits of $197,000. The increase in trade and other receivables was primarily due to the increase in trade receivables resulting from the increase in operating revenues of our business traveling service division; and the increase in rental and other deposits was mainly due to the increase in security deposit for IATA required deposit for air-ticketing agents.

During the reporting period of the three-month ended March 31, 2004, there was not any new shares issued and our total issued and outstanding shares of our common stock remained at 30,899,997 as of March 31, 2005.

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

OTHER SIGNIFICANT EVENTS

On March 29, 2005, our board of directors approved the sale of the after-tax rental income rights of 21st to 23rd Floor, Goldlion Digital Network Center, 138 Tiyu Road East, Tianhe, Guangzhou to our Chairman, Mr. Chi Hung Tsang at the book value of $1,320,000. As a result, a cash balance due from Mr. Tsang in the amount of $377,504 as of March 31, 2005 was subsequently paid off on April 28, 2005. The total consideration of $1,320,000 would be used to provide additional working capital for our group of companies.

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

Index

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

Index

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any pending or to the best of our knowledge, any threatened legal proceedings, except as set forth below. No director, officer or affiliate, or owner of record of more than five percent (5%) of our securities, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to ours in any pending litigation.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

3.1 Articles of incorporation are hereby incorporated by reference into Form

31.1	Rule 13a-14(a)/15d-14(a) Certifications of John H.W. Hui, Vice Chairman and CEO
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Bernard Chan, Chief Financial Officer
32.1	Section 1350 Certifications of John H.W. Hui, Vice Chairman and CEO
32.2	Section 1350 Certifications of Bernard Chan, Chief Financial Officer

(b) Reports on Form 8-K;

1.
On January 5, 2005, the Company filed a Form 8-K in order to report an Agreement for Sale and Purchase of real estate, dated December 30, 2004, between General Business Network (Holdings) Limited, a wholly-owned subsidiary of the Company, and Guangzhou Goldlion Environmental Technology Company Ltd.

2.	On January 24, 2005, the Company filed a Form 8-K in order to report a Complaint, dated December 10, 2004.

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China World Trade Corporation (Registrant)

Date: May 12, 2005	By:	/s/ John H.W. Hui
John H.W. Hui Chief Executive Officer