Form 10QSB
period 2005-06-30
CHINA WORLD TRADE CORP
filed 2005-08-15
CIK 1081834

OMB APPROVAL
OMB Number: 3235-0416
Expires: December 31, 2005
Estimated average burden
hours per response: 174.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For
the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As at June 30, 2005, there were 30,989,997 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Index

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Unaudited financial statements of China World Trade Corporation for the six months ended June 30, 2005 and 2004.

China World Trade Corporation

- Condensed Consolidated Balance Sheet as of June 30, 2005.
- Condensed Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2005 and 2004.
- Condensed Consolidated Statements of Cash Flows for the six-months period ended June 30, 2005 and 2004
- Notes to Financial Statements

Index

China World Trade Corporation

Unaudited Condensed Consolidated Balance Sheet
As of June 30, 2005

			As of June 30, 2005
ASSETS	Note		US$

Current assets
Cash and cash equivalents			4,280,941
Trade and other receivables	2		2,249,060
Rental and other deposits			1,925,158
Prepayments			122,370
Available-for-sale securities	3		5,094,443
Inventories			123

Total current assets			13,672,095

Property use rights			1,557,567
Goodwill			11,279,314
Available-for-sale securities	3		1,500,000
Property, plant and equipment, net			954,752

Total assets			28,963,728

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Trade and other payables	4		6,593,749
Due to a shareholder	8(e	)	7,713
Deferred income			870,921
Short-term bank loan	5		1,208,153

Total current liabilities			8,680,536

Minority interest			2,054,828

Commitments and contingencies

Stockholders' equity
Preferred stock, par value of US$0.001 each; 10,000,000 shares authorized, none issued or outstanding			-
Common stock, par value of US$0.001 each; 50,000,000 shares authorized, 30,989,997 shares issued and outstanding at June 30, 2005	6		30,990
Additional paid-in capital			31,017,628
Accumulated other comprehensive income			5,231,461
Statutory reserve			92,435
Accumulated deficit			(18,144,150)

Total stockholders' equity			18,228,364

Total liabilities and stockholders' equity			28,963,728

The financial statements should be read in conjunction with the accompanying notes.

Index

China World Trade Corporation

Unaudited Condensed Consolidated Statements of Operations
Three-month and six-month periods ended June 30, 2005 and 2004

	Three-month periods ended June 30,		Six-month period endeds June 30,

	2005	2004	2005	2004
	US$	US$	US$	US$
	Unaudited	Unaudited	Unaudited	Unaudited
Operating revenues
Club and business centre	215,481	101,694	550,860	173,089
Business traveling services	1,091,242	-	2,106,067	-
Business value-added services	325,088	-	616,769	-
Rental	30,284	182,588	214,700	342,844
Trading and others	34,983	51,287	121,872	123,407

	1,697,078	335,569	3,610,268	639,340
Operating costs and expenses
Club and business centre	(14,826)	(15,744)	(143,341)	(20,237)
Business traveling services	(82,791)	-	(119,791)	-
Business value-added services	(767,134)	-	(767,811)	-
Rental	-	(98,362)	(98,762)	(207,156)
Trading and others	(33,897)	(47,439)	(120,660)	(120,153)

	(898,648)	(161,545)	(1,250,365)	(347,546)

Impairment and depreciation	(73,348)	(78,502)	(126,140)	(321,620)
Selling, general and administrative expenses	(2,045,863)	(796,606)	(3,569,396)	(2,180,425)

	(2,119,211)	(875,108)	(3,695,536)	(2,502,045)

Loss from operations	(1,320,781)	(701,084)	(1,335,633)	(2,210,251)

Non-operating income (expenses)
Realized gains on available-for-sale securities	1,819,199	-	1,819,199	-
Other income	21,863	102,061	39,621	102,150
Loss on disposal of leasehold land and buildings	(254,740)	-	(254,740)	-
Interest expense	(25,452)	(4,738)	(64,621)	(8,730)
Other	(1,146)	-	(1,146)	-

Profit (Loss) before income taxes and minority interest	238,943	(603,761)	202,680	(2,116,831)
Provision for income taxes	(84,708)	-	(112,819)	-

Profit (Loss) before minority interest	154,235	(603,761)	89,861	(2,116,831)
Minority interest	(108,598)	628	(221,225)	628

Net profit (loss)	45,637	(603,133)	(131,364)	(2,116,203)

Other comprehensive income
Unrealized gains on available-for-sale securities
Unrealized holding gain arising for the period	6,290,660	-	7,050,660	-
Less: Reclassification adjustment for gains or losses included in net profit (loss)	(1,819,199)	-	(1,819,199)	-

Comprehensive income (loss)	4,517,098	(601,133)	5,100,097	(2,116,203)

Profit (Loss) per share of common stock - Basic and diluted	0.01	(0.03)	(0.01)	(0.12)
Weighted average number of shares of common stock outstanding	30,969,118	17,787,331	30,929,776	17,018,219

The financial statements should be read in conjunction with the accompanying notes.

Index

China World Trade Corporation

Unaudited Condensed Consolidated Statements of Cash Flows
Six-month periods ended June 30, 2005 and 2004

	Six-month periods ended June 30,
	2005	2004
	Unaudited	Unaudited
	US$	US$
Cash flows from operating activities:
Net loss	(131,364)	(2,116,203)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of leasehold land and building	25,676	-
Realized gain an available-for-sale securities	(1,819,199)	-
Gain on increase in ownership of a subsidiary	(9,463)	-
Minority interest	221,225	(628)
Amortization of intangible assets	90,000	180,000
Stock issued for services	132,500	496,200
Available for sale securities received as income	(602,043)	-
Depreciation and amortization	135,676	70,173
Impairment loss on goodwill	-	251,448
Decrease in deferred income	(13,759)	(16,626)
Changes in working capital:
Trade and other receivables	193,908	75,236
Rental and other deposits	(222,302)	2,216
Prepayments	8,137	455,607
Inventories	170,897	64,241
Trade and other payables	96,578	(631,655)
Income tax payable	79,098	-

Net cash used in operating activities	(1,644,435)	(1,169,991)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(243,624)	(471,138)
Proceeds from disposal of intagible assets	1,320,000	-
Proceeds from disposal of property, plant and equipment	2,457,382	-
Proceeds from disposal of short-term investment	24,163	-
Proceeds from disposal of available-for-sale securities	1,919,892	-
Acquisition of available-for-sale securities	(3,675)	-

Net cash provided by (used in) investing activities	5,474,138	(471,138)

Cash flows from financing activities:
(Repayment to) Advance from a shareholder	(320,536)	555,789
Repayment of amount borrowed	(1,052,494)	(321,496)
Issuance of new shares	-	1,125,000

Net cash (used in) provided by financing activities	(1,373,030)	1,359,293

Net increase (decrease) in cash and cash equivalents	2,456,673	(281,836)

Cash and cash equivalents at beginning of period	1,824,268	314,771

Cash and cash equivalents at end of period	4,280,941	32,935

Analysis of balances of cash and cash equivalents
Cash and bank balances	4,280,941	32,935

Supplemental disclosure information
Interest paid	70,868	14,605
Income taxes paid	33,721	-

The financial statements should be read in conjunction with the accompanying notes.

Index

China World Trade Corporation

Unaudited Condensed Consolidated Statements of Cash Flows
Six-month periods ended June 30, 2005 and 2004

(continued)
	Six-month periods ended June 30,
	2005	2004
	Unaudited	Unaudited
	US$	US$
Non-cash investing and financing activities
Common stocks issued for services	132,500	496,200
Available-for-sale securities received	602,043	-
Purchase of subsidiary by:
- issuance of common stock	-	240,000
- purchase consideration in arrear	-	120,000

The financial statements should be read in conjunction with the accompanying notes.

Index

China World Trade Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Three-month and six-month periods ended June 30, 2005 and 2004

1. BASIS OF PRESENTATION

The accompanying financial data as of June 30, 2005 and for the three-month and six-month periods ended June 30, 2005 and 2004 have been prepared by the Company without audit.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s audited financial statements for the year ended December 31, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2005 and for the three-month and six-month periods ended June 30, 2005 and 2004, have been made. The results of operations for the three-month and six-month periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

2. TRADE AND OTHER RECEIVABLES
			As of June 30, 2005
	Note		US$

Trade receivables			1,475,431
Due from related parties	8(c	)	736,793
Other receivables			36,836

			2,249,060

Index

China World Trade Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Three-month and six-month periods ended June 30, 2005 and 2004

3. AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities represent equity securities of which the aggregate cost, gross unrealized gains and losses and fair value are as follows:

	As of June 30, 2005
	Cost	Gross unrealized gains	Fair value
	US$	US$	US$
Available-for-sale:
Equity securities
Current assets	1,262,982	3,831,461	5,094,443
Non-current assets	100,000	1,400,000	1,500,000

	1,362,982	5,231,461	6,594,443

As of June 30, 2005, available-for-sale securities classified as non-current assets mainly consisted of restricted shares which were not disposable within one year.

4. TRADE AND OTHER PAYABLES
			As of June 30, 2005
	Note		US$

Trade payables			2,763,969
Accrued charges			609,573
Other payables			792,301
Tax payable			1,270,118
Tax payable - surcharge			1,004,378
Due to related parties	8(d	)	144,835
Deposits received			8,575

			6,593,749

5. SHORT-TERM BANK LOAN

The outstanding loan balance of US$1,208,153 as of June 30, 2005 borne interest at 7.254% per annum and is repayable within one year.

Index

China World Trade Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Three-month and six-month periods ended June 30, 2005 and 2004

6. ISSUANCE OF SHARES

On April 18, 2005, the Company issued 100,000 shares to Greentree Financial Group, Inc.

7. STOCK-BASED COMPENSATION

The Company records compensation expense for stock-based employee compensation plans using the intrinsic value method in which compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price of the award on the measurement date.

On December 31, 2003, the Board of Directors adopted a stock option plan (The 2003 Plan). The 2003 Plan allows the Board of Directors to grant stock options to various employees of the Company. 1,000,000 stock options were issued in accordance with the terms of the 2003 Plan on December 31, 2003 to certain officers and directors at an exercise price of US$0.673 per share. On February 20, 2004, the Company cancelled 95,000 options due to resignations and job repostings. The stock options will vest and become exercisable according to the following schedule:

On April 30, 2004: 25%
On December 30, 2004: 25%
Each quarter thereafter: 6.25% (until fully vested)

As the exercise price of the options issued pursuant to the 2003 Plan is higher than the market price of the underlying stock on the date of grant,  no compensation expense has been recognized for stock options granted.

Index

China World Trade Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Three-month and six-month periods ended June 30, 2005 and 2004

7.	STOCK-BASED COMPENSATION (CONTINUED)

Had compensation expenses for the same stock options been determined based on their fair values at the dates of grant and amortized over the period from the date of grant to the date that the awards vest, consistent with the provisions of SFAS No. 123, the Company's net profit (loss) and profit (loss) per share would have been reported as follows:

	Three-month period ended June 30,		Six-month period ended June 30,
	2005	2004	2005	2004
	US$	US$	US$	US$

Net profit (loss) as reported	45,637	(603,133)	(131,364)	(2,116,203)
Total stock-based compensation expenses determined under fair value based on method for all awards, net of tax	(46,629)	(81,175)	(93,258)	(202,938)

Pro forma	(992)	(684,308)	(224,622)	(2,319,141)

Profit (Loss) per share - Basic and diluted
As reported	0.01	(0.4)	(0.01)	(0.13)

Pro forma	(0.01)	(0.4)	(0.01)	(0.14)

The fair value of the options granted is estimated on the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions used:

Expected dividend yield None
Risk-free interest rate 2.1%
Expected stock price volatility 224%
Contractual life 3 years

The weighted average fair value per option granted at the date of grant was US$0.62. For purposes of pro forma disclosure, the estimated fair value of the options is amortized on a straight line basis to expense over the options’ vesting periods, i.e., 3 years as prescribed under the 2003 Plan.

Index

China World Trade Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Three-month and six-month periods ended June 30, 2005 and 2004

8. RELATED PARTY TRANSACTIONS

(a) Names and relationship of related parties

Existing relationships with the Company
Mr. Bernard Chan	An officer and a shareholder of the Company
Mr. Chan Chi Ming	A director and a shareholder of the Company
Mr. Luo Chao Ming	A director and a shareholder of the Company
Mr. John Hui	A director and a shareholder of the Company
Mr. Ringo Leung	A former director of the Company
Mr. William Tsang	A shareholder and director of the Company
Mr. Ho Chi Kin	An independent director of the Company
Mr. Chan Zeliang	A shareholder and director of the Company
Mr. Huang Zehua	A shareholder of a subsidiary
Ms. Suo Hongxia	A shareholder of a subsidiary
Mr. Chen De Xiong	A shareholder of a subsidiary
Mr. Li Jingping	A director a subsidiary
Beijing Wanlong Economic Consultancy Corporation Ltd.	PRC partner of a subsidiary
Guangzhou City International Exhibition Co.	PRC partner of a subsidiary
Guangzhou Cyber Strategy Limited	A company in which a director of the Company has beneficial interest
Guangzhou Goldlion City Properties Co., Ltd.	A company controlled by close family members of a director
Guangzhou Goldlion Environmental Technology Co. Ltd.	A company controlled by close family members of a director
Goldlion Holding Limited	A company controlled by close family members of a director
Xelex Inc.	A company in which a shareholder of the Company has beneficial interest
Top Link Ventures Limited	A company in which a director of the Company has beneficial interest
Guangzhou Huahao Industries Group Co. Ltd.	A company controlled by a director of the Company
Guangzhou Sanranxin Travel Ltd.	A company in which a director of the Company has beneficial interest

Index

China World Trade Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Three-month and six-month periods ended June 30, 2005 and 2004

8. RELATED PARTY TRANSACTIONS (CONTINUED)

(b) Summary of related party transactions

	Three-month period ended June 30,		Six-month period ended June 30,
	2005	2004	2005	2004
	US$	US$	US$	US$
Consulting fee expenses to
Mr. Ringo Leung	-	-	-	5,128
Mr. Chan Chi Ming	28,030	-	47,255	-
Mr. Bernard Chan	24,548	-	43,778	2,564
Mr. John Hui	37,500	-	75,000	57,692
Mr. William Tsang	32,041	-	64,083	57,692
Mr. Luo Chao Ming	4,720	4,349	9,441	8,698
Mro Ho Chi Kin	1,500	-	3,000	-
Mr. Chan Zeliang	4,023	-	7,648	-
Mr. Huang Zehua	1,577	-	1,577	-
Ms. Suo Hongxia	453	-	453	-
Beijing Wanlong Economic Consultancy Corporation Ltd.	4,531	4,531	9,061	9,062
Guangzhou City International Exhibition Co.	4,531	4,531	9,061	9,062
Xelex Inc.	-	15,385	-	20,513
Top Link Ventures Limited	-	15,385	-	30,770
Guangzhou Cyber Strategy Limited	-	-	-	1,938

Sponsorship expenses to
Goldion Holding Limited	2,396	-	4,643	-

Rent and related expenses to
Guangzhou Goldlion City Properties Co., Ltd.	62,981	113,384	149,970	220,918
Guangzhou Goldlion Environmental Technology Co. Ltd.	33,337	-	53,899	-

Rental compensation income from
Guangzhou Goldlion City Properties Co. Ltd.	-	-	3,854	-

Sale of leasehold land and buildings to
Guangzhou Goldlion Environmental Technology Co. Ltd.	2,457,382	-	2,457,382	-

Personal guarantee granted from
Mr. William Tsang	19,231	19,231	19,231	19,231

Intangible asset sold to
Mr. William Tsang	-	-	1,320,000	-

Index

China World Trade Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Three-month and six-month periods ended June 30, 2005 and 2004

8. RELATED PARTY TRANSACTIONS (CONTINUED)

(c)	Due from related parties
As of June 30, 2005
US$

Guangzhou Huahao Industries Group Co. Ltd.	130,676
Mr. Li Jingping	1,363
Ms. Huang Zehua	240,422
Mr. Chen De Xiong	364,332

736,793

The amounts due from related parties represent unsecured advances which are interest-free and repayable on demand.

(d)	Due to related parties
As of June 30, 2005
US$

Mr. John Hui	69,951
Mr. Ringo Leung	1,094
Guangzhou Goldlion City Properties Co., Ltd.	3,983
Guangzhou City International Exhibition Company	9,061
Ms. Suo Hongxia	24,163
Guangzhou Sanranxin Travel Ltd.	36,583

Classified as current liabilities	144,835

The amounts due to related parties represent unsecured advances which are interest-free and repayable on demand.

(e) Due to a shareholder
As of June 30, 2005
US$

Mr. William Tsang	7,713

The amount due to a shareholder represents unsecured advances which is interest-free and repayable on demand.

Index

China World Trade Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Three-month and six-month periods ended June 30, 2005 and 2004

9. BUSINESS SEGMENT INFORMATION

	Three-month period ended June 30,		Six-month period ended June 30,
	2005	2004	2005	2004
	US$	US$	US$	US$
Operating revenues
Club and business centre	215,481	101,694	550,860	173,089
Business traveling services	1,091,242	-	2,106,067	-
Business value-added service	325,088	-	616,769	-
Rental	30,284	182,588	214,700	342,844
Trading and others	34,983	51,287	121,872	123,407

	1,697,078	335,569	3,610,268	639,340

Profit (Loss) from operations
Club and business centre	(107,096)	(281,179)	(198,499)	(504,179)
Business traveling services	302,704	-	609,327	-
Business value-added service	(901,602)	-	(670,733)	-
Rental	(339,807)	(41,096)	(354,378)	(85,743)
Trading and others	(5,467)	825	(65,052)	(27,990)

	(1,051,268)	(321,450)	(679,335)	(617,912)
Corporate expenses	(524,254)	(379,634)	(911,040)	(1,592,339)

Consolidated operating loss	(1,575,522)	(701,084)	(1,590,375)	(2,210,251)
Realized gains on available-for sale securities	1,819,199	-	1,819,199
Other income	21,863	102,061	39,621	102,150
Interest expense	(25,452)	(4,738)	(64,619)	(8,730)
Other expenses	(1,146)	-	(1,146)	-

Consolidated loss before income taxes and minority interest	238,942	(603,761)	202,680	(2,116,831)

10. CONTINGENCIES

Prior to the acquisition by the Company, Guangdong New Generation Commercial Management Limited (“GNGCM”) had been paying Mainland China income tax based on a calculation which was not in accordance with the standard rates stipulated by the Mainland China tax law. The shortfall of the underpaid tax liabilities, related surcharges and penalties up to the date of acquisition by the Company has been fully accrued in the consolidated financial statements. However, GNGCM could potentially be liable for further surcharge for late payments and penalties above the amount already accrued, for the period since the date of acquisition by the Company up to the balance sheet date. A shareholder of GNGCM has indemnified the Company against such shortfall and additional tax-related liabilities. As of June 30, 2005, the estimated further surcharges and penalties which GNGCM is potentially liable for amounted to US$ 209,777 and US$ 6,567,711 respectively. The estimated penalties are based on the highest assesable rate, which range from 50% and 500%.

Index

CHINA WORLD TRADE CORPORATION

Item 2.   Management's discussion and analysis of financial conditions and results of operation

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

OVERVIEW

    We were incorporated in the State of Nevada in 1998 to engage in any lawful corporate undertaking. Our business objective is to open and operate business clubs in the major cities of China in association with the World Trade Center Association in order to position ourselves as the platform to facilitate trade between China and the world market. We currently operate two clubs, one in Guangzhou and the other in Beijing, PRC. Additionally, we expect to open clubs in Shanghai and Shenzhen, PRC in 2005. In addition, as described below, with our acquisition of 51% of Guangdong New Generation Commercial Management Limited (the “New Generation Group” or “New Generation”) in August 2004, we aim to be one of the market leaders in the travel agency business through the operations of its ten subsidiaries in Southern China in ticketing sales for international and domestic flights as well as inbound business travel.  No assurances can be given, however, that we will be successful in our endeavors.

Index

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

    The aim of the Company is to continue to provide travel and trade agency businesses linking companies in China and the rest of the world. China World Trade Corporation ("China World Trade") has established its businesses into three distinct divisions, namely the club and business center; the business traveling services; and the business value-added services. The Club and Business Center Division is devoted to the building of the World Trade brand in China. Its objective is to open and operate business clubs in the major cities of China in order to position the company as the platform to facilitate trade between China and the world market. China World Trade currently operates the Guangzhou World Trade Center Club, consisting of over 4,000 square meters, and The Beijing World Trade Center Club, which is located at 2nd Floor, Office Tower II, Landmark Towers Beijing, 8 North Dongsanhuan Road, Beijing PRC, and consisting of 730 square meters. In addition, since the acquisition of CEO Clubs China Limited ("CEO Clubs") in May 2004, CEO Clubs will complement China World Trade's offerings by targeting higher profile leadership from larger companies than those normally associated with China World Trade. The CEO Clubs family, of which each family members is operating independently of each other, has thirteen chapters in the US and China. It focuses on recruiting CEO's of companies with annual sales exceeding $2 million as members. The average club member has $20 million in annual sales.

Since the completion of the acquisition of majority stake of New Generation in August 2004, the Business Traveling Services Division will provide the necessary platform for China World Trade Corporation to focus on the high growth, travel related businesses. New Generation aims to be the pioneer and to become one of the market leaders in the travel agency businesses through the operations of its 10 subsidiaries in Southern China in ticketing sales for international and domestic flights as well as inbound business travel. Being one of the leading consolidators of hotel accommodations and airline tickets in China, New Generation has already acquired the necessary licenses to operate as a ticketing and travel agent in the PRC. These licenses include 26 licenses as a ticketing agent for international and domestic flights for both cargo and passengers issued by the Civil Aviation Administration of China and the International Air Transport Association and 3 licenses as a domestic and international travel agent issued by the Administrative Bureau of Tourism of China. In addition, New Generation is also an authorized/licensed insurance agent in China to provide, in particular, accidental and life insurances. New Generation also provides premium "red carpet" airport based services to prestigious clients and participates in the opening and continued development of the new Guangzhou Baiyun International Airport. New Generation is believed to contribute a superior revenue base to the Company.

Index

The Business Value-Added Services Division concentrates on value-added services of credit cards and merchant related businesses as well as on consultancy services. Guangdong World Trade Link Information Service Limited ("WTC Link"), a subsidiary of China World Trade, formed a partnership with the Agricultural Bank of China to manage the Company's co-brand credit card project. WTC Link is an active provider of customer relationship management solution and services in China. It helped China Telecom to develop and manage the merchants' privilege VIP member services. WTC Link also formed a partnership with China Unionpay to develop the royalty systems for bank card holders in Guangdong Province, China. In addition, this Division also provides consultancy services to China World Trade's members and clients in the financial services areas including mergers and acquisitions, corporate restructuring and financing.

RESULTS OF OPERATIONS

The following table shows the selected unaudited condensed consolidation income statement data of the Company and its subsidiaries for the three-month and six-month periods ended June 30, 2005 and June 30, 2004. The data should be read in conjunction with the unaudited Consolidated Financial Statements of the Company for the three-month and six-month periods ended June 30, 2005 and June 30, 2004 and related notes thereto.

	3 months Ended June 30,				6 months Ended June 30,
		% of		% of		% of		% of
	2005	Rev.	2004	Rev.	2005	Rev.	2004	Rev.
(In US$ thousands except per share data)	(unaudited)		(unaudited)		(unaudited)		(unaudited)

Operating revenues
Club and business centre	216	12.7	90	26.8	551	15.3	161	25.2
Business traveling services	1,091	64.3	--	--	2,106	58.3	--	--
Business value-added services	325	19.2	12	3.6	617	17.1	12	1.9
Others	65	3.8	234	69.6	336	9.3	466	72.9
Total Operating Revenues	1,697	100.0	336	100.0	3,610	100.0	639	100.0

Gross Profit
Club and business centre	201	11.8	74	22.0	408	11.3	141	22.1
Business traveling services	1,008	59.4	--	--	1,986	55.0	--	--
Business value-added services	(442)	(26.0)	12	3.6	(151)	(4.2)	12	1.9
Others	31	1.8	88	26.2	117	3.2	139	21.8
Total Gross Profit	798	47.0	174	51.8	2,360	65.4	292	45.7

Impairment and depreciation	(73)	4.3	(79)	23.5	(126)	3.5	(322)	50.4
Selling, general and administrative exp	(2,046)	(120.6)	(875)	(260.4)	(3,569)	(98.9)	(2,502)	(391.5)

Loss from operations	(1,321)	(77.8)	(701)	(208.6)	(1,336)	(37.0)	(2,210)	(345.9)

Non-operating income (expenses)
Other Income and realized gain	1,840	108.5	102	33.0	1,859	51.5	102	16.0
Interest expense	(25)	(1.5)	(5)	(1.5)	(65)	(1.8)	(9)	(1.4)
Loss on disposal of leasehold land and buildings	(255)	(15.0)	--	--	(255)	(14.2)	--	--

Profit (loss) before income taxes and minority interest	239	14.1	(604)	(179.8)	203	5.6	(2,117)	(331.3)

Income taxes	(85)	(5.0)	--	-	(113)	(3.1)	--	-

Profit (loss) before minority interest	154	9.1	(604)	(179.8)	90	2.5	(2,117)	(331.3)

Minority interest	(109)	(6.4)	1	0.3	(221)	(6.1)	1	0.2

Net profit (loss)	45	2.7	(603)	(179.5)	(131)	(3.6)	(2,116)	(331.1)

Other comprehensive income	4,472	263.5	--	--	5,231	144.9	--	--

Comprehensive Income	4,517	266.2	(603)	(179.5)	5,100	141.3	(2,116)	(331.1)

Index

THREE-MONTH PERIOD ENDED JUNE 30, 2005 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2004

OPERATING REVENUE

The Company has started to provide club and business center services through its subsidiary Guangzhou World Trade Center Club located in Guangdong Province, the PRC since June 2002, business value-added services and others business (trading) through a subsidiary of General Business Network (Holdings) Limited since March 2003. We have commenced our operation in the business travel business since our acquisition of New Generation in August 2004. Cattle hide trading and rental incomes are grouped under others operating revenues and others gross profit. Consolidated operating revenue for the three-month period ended June 30, 2005 was $1,697,000, compared to $336,000 for the same corresponding period in year 2004, an increase of $1,361,000 or 405.1%. The increase was mainly the result of the increase in revenues generated from our business areas.

Our segmental mix of the operating revenues will continue to shift since our acquisition of the travel business and further development of our business value-added services. We will continue to utilize the World Trade Center Clubs in various major cities in China to provide the necessary platform for the growth of our businesses.

Of the $1,697,000 revenue in the three-month period ended June 30, 2005, approximately $216,000 (12.7%) was generated from providing club related services by Guangzhou World Trade Center Club and Beijing World Trade Center Club, $1,091,000 (64.3%) from business travel services resulting from the acquisition of the New Generation Group, $325,000 (19.2%) from business value-added services, and the remaining $65,000 (or 3.8%) from other (rental and cattle hide trading) businesses. The acquisition of New Generation and the continuous development of our business value-added services will contribute positively to our operating revenue. In general, our cost of sales is generally positively related to our operating revenue, i.e., the higher the operating revenue, the higher the cost of sales and vice versa.

For the three-month period ended June 30, 2005, New Generation sold a total of over 310,000 tickets, which translates to a total value of air-ticket fare of approximately $34.4 million. As compared to the same corresponding period in year 2004, ticket sold of New Generation increased by 73,000 tickets (or 30.8%) from approximately 237,000 tickets with value of air-ticket fare increased by $7.0 million (or 25.5%) from $27.4 million.

Consolidated gross profit increased by $624,000 or 358.6% for the three-month period ended June 30, 2005 over the same corresponding period in year 2004. The increase was predominantly driven by our business travel services resulting from the acquisition of the New Generation in August 2004 and by our business value-added services resulting from providing various consultancy services to our members. These increases were partially offset by the decrease in other (rental and cattle hide trading) businesses. As a percentage of total operating revenues, the consolidated gross profit margin of 47.0% for the three-month period ended 2005 decreased from 51.8% for the same corresponding period in 2004. Our profit margin was driven by a mix shift from lower margin trading business to higher margin business travel services. However, the lower profit margin as a percent of operating revenues for the 3 month period ended June 30, 2005 as compared to the same corresponding period in 2004 was primarily contributed by the negative margin from our business value-added services. We received common shares as compensation from the client for our services rendered. According to EITF Issue No. 00-8, we recognized our revenue in relation to the project using the share price of the common stock we received on the contract date. On the other hand, we seconded part of the services of the same project to an independent consultant at a later date and according to FAS 123, paragraph 8, we needed to record the compensation paid to non-employees in exchange of goods and services at fair value. The negative gross profit margin for the 3-month period ended June 30, 2005 of our consulting business was the result of the timing different between the dates of the contract with our client and the secondment during an upward trend of the share prices of the common stock we received for services rendered.

Index

Of the $798,000 total gross profit for the 3-month period ended June 30, 2005, approximately $201,000 (or 25.2%) was generated from providing club and business center services, approximately $1,008,000 (or 126.3%) from business travel services, approximately negative $442,000 (or negative 55.4%) from providing business value-added services, and the remaining approximately $31,000 (or 3.9%) from other (rental and cattle hide trading) businesses. As compared to the same corresponding period in year 2004, the club and business center services represented a 42.5% (or $74,000) of the total gross profit; none was generated from the business travel business, a 6.9% (or $12,000) from the business value-added services; and the remaining 50.6% (or $88,000) from other (rental and cattle hide trading) businesses. The shift in segmental distribution was primarily due to the increase in gross profit in the business travel services, resulting from the acquisition of the New Generation Group. We foresee that this segment mix will continue to change and balance out in year 2005 upon further development in the business value-added services and the expected opening of World Trade Center Club Shanghai in the second half of year 2005 as well as the cessation of our cattle hide trading business in July 2005.

IMPAIRMENT LOSS AND DEPRECIATION

Total impairment loss and depreciation were approximately $73,000 for the three-month period ended June 30, 2005, as compared to the same corresponding period in year 2004, a decrease of $4,000 or 5.1% from $79,000. The decrease was mainly due to the decrease in the impairment loss in the amount of approximately $30,000, there was no impairment loss recorded for the three-month period ended June 30, 2005. This decrease of impairment loss was offset by the increase of depreciation and amortization in the amount of approximately $26,000 over the corresponding period in year 2004. Under normal circumstances, we will review the impairment of our assets at the year end or at the anniversary of such assets.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by approximately $1,171,000 or 133.8% to $2,046,000 for the three-month period ended June 30, 2005 from $875,000 for the same corresponding period in 2004. The increase was mainly due to (1) the increase in director and staff related costs predominantly resulting from the consolidation of the operation of New Generation Group in the amount of approximately $563,000; (2) the increase in various advertising expenses in the amount of approximately $62,000; and (3) the increase in rental and related expenses in the amount of approximately $68,000 resulting from the consolidation of the operation of New Generation Group for the rental expenses of its sale branches.

OTHER INCOME AND REALIZED GAIN

The other income and realized gain increased by approximately $1,738,000 for the three-month period ended June 30, 2005. The increase was primarily the result of the net gain on disposal of securities of approximately $1,819,000 during the reporting period for which we received as the compensation of our consultancy services rendered.

FINANCIAL INCOME/(EXPENSES), NET

Interest expenses were approximately $25,000 for the three-month period ended June 30, 2005, as compared to the same corresponding period in year 2004 in the amount of $5,000, an increase of $20,000. The majority of the increase was the result of consolidating the interest expenses incurred by the New Generation in relation to a bank loan in the amount of RMB10,000,000 (approximately equals US$1.2 million).

LOSS ON DISPOSAL OF LEASEHOLD LAND AND BUILDINGS

The loss on disposal of leasehold land and building increased by approximately $255,000 for the three-month period ended June 30, 2005, as compared to none for the same corresponding period in year 2004. The loss was primarily the result from the payment of PRC tax and levy in the amount of approximately $229,000 resulting from the disposal of our Guangzhou property in May 2005.

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

Income taxes were $85,000 for the three-month period end June 30, 2005, as compared to none for the same corresponding period in year 2004. The increase of income taxes was the result of consolidating the operation of New Generation since the acquisition of its business in August 2004.

Index

NET INCOME / COMPREHENSIVE INCOME

We experienced our first time net income of approximately $45,000 for the three-month period ended June 30, 2005, as compared to the same corresponding period in year 2004, an increase from the net loss in the amount of $648,000. The increase in net income was the result of the recognition of the net gain from the disposal of securities which were received for compensation of our consultancy services. The increase was partially offset by the increase in loss from operations in the amount of $1,321,000 for the three-month period ended June 30, 2005, as compared to $701,000 for the same corresponding period last year. The management believes that our operations will continue to improve and we do not foresee a trend of losses.

In addition, we recorded an unrealized gain on short-term investments (fair value adjustment) which is classified as other comprehensive income in the amount of approximately $4,471,000 for the three-month period ended June 30, 2005, as compared to none for the same corresponding period in year 2004. This increase was the result of the unrealized appreciation of the shares of common stocks we received as compensation of our consultancy services rendered. The management believes that this unrealized gain (or loss) will fluctuate from quarter to quarter if we continue to hold these shares. We intend and plan to offload these shares as soon as possible and within a period of 12 months upon receiving them from our client members.

The accounting profit or net positive comprehensive income, after taking the unrealized gain on the available for sale securities into consideration, for the three-month period ended June 30, 2005 in the amount of approximately $4,517,000, as compared to a net comprehensive loss of $603,000 for the same corresponding period in year 2004, an increase of 849.1%. Again, this unrealized gain (or loss) will vary from quarter to quarter if we continue to hold on to these shares.

SIX-MONTH PERIOD ENDED JUNE 30, 2005 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2004

OPERATING REVENUE

Consolidated operating revenue for the six-month period ended June 30, 2005 was $3,610,000, compared to $639,000 for the same corresponding period in year 2004, an increase of $2,971,000 or 464.9%. The increase was mainly the result of the increase in revenues generated from various segments of our businesses.

Of the $3,610,000 revenue in the six-month period ended June 30, 2005, approximately $551,000 (15.3%) was generated from providing club related services by Guangzhou World Trade Center Club and Beijing World Trade Center Club, $2,106,000 (58.3%) from business travel services resulting from the acquisition of the New Generation Group, $617,000 (17.1%) from business value-added services, and the remaining $336,000 (or 9.3%) from other (rental and cattle trading) businesses. The acquisition of New Generation and the continuous development of our business value-added services will contribute positively to our operating revenue.

For the six-month period ended June 30, 2005, New Generation sold a total of over 596,000 tickets, which translates to a total value of air-ticket fare of approximately $66.2 million. As compared to the same corresponding period in year 2004, ticket sold of New Generation increased by 150 tickets (or 33.8%) from approximately 446,000 tickets with value of air-ticket fare increased by $15.4 million (or 30.4%) from $50.8 million.

Consolidated gross profit increased by $2,068,000 or 708.2% for the six-month period ended June 30, 2005 over the same corresponding period in year 2004. The increase was predominantly driven by our business travel services resulting from the acquisition of the New Generation in August 2004 and by our business value-added services resulting from providing various consultancy services to our members. These increases were partially offset by the decrease in other (rental and cattle trading) businesses.

Index

Of the $2,360,000 total gross profit for the six-month period ended June 30, 2005, approximately $408,000 (or 17.3%) was generated from providing club and business center services, approximately $1,986,000 (or 84.2%) from business travel services, approximately negative $151,000 (or negative 6.4%) from providing business value-added services, and the remaining approximately $117,000 (or 4.9%) from other (rental and cattle hide trading) businesses. As compared to the same corresponding period in year 2004, the club and business center services represented a 48.3% (or $141,000) of the total gross profit; none was generated from the business travel business, a 4.1% (or $12,000) from the business value-added services; and the remaining 47.6% (or $139,000) from other (rental and cattle hide trading) businesses. The shift in segmental distribution was primarily due to the increase in gross profit in the business travel services, resulting from the acquisition of the New Generation Group. We foresee that this segment mix will continue to change and balance out in year 2005 upon further development in the business value-added services and the expected opening of World Trade Center Club Shanghai in the second half of year 2005 as well as the cessation of our cattle hide trading business in July 2005.

IMPAIRMENT LOSS AND DEPRECIATION

Total impairment loss and depreciation were approximately $126,000 for the six-month period ended June 30, 2005, as compared to the same corresponding period in year 2004, a decrease of $196,000 or 60.9% from $322,000. The decrease was mainly due to the decrease in the impairment loss in the amount of approximately $251,000, there was no impairment loss recorded for the six-month period ended June 30, 2005. This decrease of impairment loss was offset by the increase of depreciation and amortization in the amount of approximately $125,000 over the corresponding period in year 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by approximately $1,067,000 or 42.6% to $3,569,000 for the six-month period ended June 30, 2005 from $2,502,000 for the same corresponding period in 2004. The increase was mainly due to (1) the increase in director and staff related costs predominantly resulting from the consolidation of the operation of New Generation Group in the amount of approximately $943,000; and (2) various advertising expenses in the amount of approximately $116,000.

OTHER INCOME AND REALIZED GAIN

The other income and realized gain increased by approximately $1,575,000 for the six-month period ended June 30, 2005. The increase was primarily the result of the net gain on disposal of securities of approximately $1,819,000 during the reporting period for which we received as the compensation of our consultancy services rendered.

FINANCIAL INCOME/(EXPENSES), NET

Interest expenses were approximately $65,000 for the six-month period ended June 30, 2005, as compared to the same corresponding period in year 2004 in the amount of $9,000, an increase of $56,000. The majority of the increase was the result of consolidating the interest expenses incurred by the New Generation in relation to a bank loan in the amount of RMB10,000,000 (approximately equals US$1.2 million).

LOSS ON DISPOSAL OF LEASEHOLD LAND AND BUILDINGS

The loss on disposal of leasehold land and building increased by approximately $255,000 for the six-month period ended June 30, 2005, as compared to none for the same corresponding period in year 2004. The loss was primarily the result from the payment of PRC tax and levy in the amount of approximately $229,000 resulting from the disposal of our Guangzhou property in May 2005.

INCOME TAXES

Income taxes were $113,000 for the six-month period end June 30, 2005, as compared to none for the same corresponding period in year 2004. The increase of income taxes was the result of consolidating the operation of New Generation since the acquisition of its business in August 2004.

NET INCOME / COMPREHENSIVE INCOME

Net loss was approximately $131,000 for the six-month period ended June 30, 2005, as compared to the same corresponding period in year 2004, an improvement of approximately $1,985,000. The decrease in net loss was the result of the recognition of the net gain from the disposal of securities which were received for compensation of our consultancy services. In addition, the improvement in loss from operations also contributed to the decrease in net loss. The management believes that our operations will continue to improve and we do not foresee a trend of losses.

Index

In addition, we recorded an unrealized gain on short-term investments (fair value adjustment) which is classified as other comprehensive income in the amount of approximately $5,231,000 for the six-month period ended June 30, 2005, as compared to none for the same corresponding period in year 2004. This increase was the result of the unrealized appreciation of the shares of common stocks we received as compensation of our consultancy services rendered. The management believes that this unrealized gain (or loss) will fluctuate from quarter to quarter if we continue to hold these shares. We intend and plan to offload these shares as soon as possible and within a period of 12 months upon receiving them from our client members.

The accounting profit or net positive comprehensive income, after taking the unrealized gain on the available for sale securities into consideration, for the six-month period ended June 30, 2005 was approximately $5,100,000, as compared to a net comprehensive loss of $2,116,000 for the same corresponding period in year 2004, an increase of 341.0%. Again, this unrealized gain (or loss) will vary from quarter to quarter if we continue to hold on to these shares.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, cash and cash equivalents totaled $4,280,941, as compared to June 30, 2004 of $32,935, a significant increase. This increase in cash position in the amount of approximately $2,457,000 during the six-month period ended June 30, 2005 was the result of a combination of net cash provided by investing activities in the amount of approximately $5,474,000 offsetting by net cash used in operating activities of approximately $1,644,000 and net cash used in financing activities of approximately $1,373,000. The increase in net cash provided by investing activities was mainly due to the proceeds from disposal of property and intangible assets in the amount of approximately $3,777,000 and the proceeds from disposal of securities which were compensated for our consultancy services rendered in the amount of approximately $1,920,000. The net cash used in financing activities was contributed by the repayment of bank loans and loan from a shareholder approximately totaled $1,373,000. Net cash used in operating activities could be explained by the change in net working capital without considering the addition of accounting treatments. This change in net working capital totaling approximately $326,000 was due to the increases in trade and other receivables of approximately $194,000; in inventories of approximately $171,000; in trade and other payables of approximately $176,000; and the decrease in rental and other deposits of approximately $222,000. Theses increases in working capital trade were incurred resulting from the consolidation of the operations of the New Generation and the decrease in rental and other deposits were also resulted from the expansion of New Generation’s selling branches.

During the reporting period of the six-month ended June 30, 2005, 100,000 shares of our common stock were issued to Greentree Financial Group, Inc. and our total issued and outstanding shares of our common stock is 30,989,997 as of June 30, 2005.

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

OTHER SIGNIFICANT EVENTS

On May 31, 2005, we closed the sale of our property at 20th Floor, Goldlion Digital Network Center, 138 Tiyu Road East, Tianhe, Guangzhou, pursuant to an Agreement for Purchase and Sale, dated December 30, 2004, at approximately 1% discount to our book value in the amount of $2,457,000. The net proceed of the sale will be used to provide additional working capital for our group of companies.

On July 20, 2005, our subsidiary New Generation Commercial Management Limited entered a cooperation contract with Guangdong Rising Hotel Group (“Rising Group”). Under the contract, New Generation has the right to acquire up to 70% of the total registered capital of Guangdong Hao Shi Guang Travel Agency Ltd. (“ Hao Shi Guang”), a wholly owned subsidiary of the Rising Group. The capital commitment will be based on the net asset value of the valuation report of Hao Shi Guang, which is currently under the preparation by a certified public accounting firm in the PRC. The management believes that the net asset value of Hao Shi Guang is approximately $60,000. Under the same contract, New Generation has another right to acquire up to 70% of the registered capital of Guangdong Kai Xuan Transport Limited (“Kai Xuan Transport”), also a whole owned subsidiary of Rising Group. A down payment of approximately $62,000 was paid on July 29, 2005 and the final capital commitment will also be based on the net asset value of the valuation report being prepared by a certified public accounting firm in the PRC.

Index

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

Item 3. Controls and Procedures.

Quarterly Evaluation of Controls

As of the end of the period covered by this quarterly report on Form 10-QSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer, John H.W. Hui ("CEO") and Bernard Chan, our Chief Financial Officer ("CFO"). In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

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

Disclosure Controls and Internal Controls

Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) the Company's assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

Limitations on the Effectiveness of Controls

Our management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision -making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation

The CEO and CFO's evaluation of our Disclosure Controls and Internal Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified; we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions

Based upon the Evaluation, the Company's CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

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

Item 2. Changes in Securities.

On April 18, 2005, we issued 100,000 shares of common stock to Greentree Financial Group, Inc. for consulting services which included (a) assistance in the preparation of private offering documents, (b) compliance with Blue Sky regulations, (c) compliance with the SEC's periodic reporting requirements, (d) tax and accounting services, (e) EDGAR services, (f) preparation of interim financial information, (g) locating product vendors and (h) other consulting services. In this issuance, we relied on an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

3.1 Articles of incorporation are hereby incorporated by reference into Form

31.1	Rule 13a-14(a)/15d-14(a) Certifications of John H.W. Hui, Vice Chairman and CEO
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Bernard Chan, Chief Financial Officer
32.1	Section 1350 Certifications of John H.W. Hui, Vice Chairman and CEO
32.2	Section 1350 Certifications of Bernard Chan, Chief Financial Officer

(b) Reports on Form 8-K;

1.	On July 6, 2005 we filed an amendment to a current report on Form 8-K/A in order to respond to the Commissions comments on our Form 8-K, dated May 5, 2003, which reported a change in our certifying accountants.

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China World Trade Corporation (Registrant)

Date: August 15, 2005	By:	/s/ John H.W. Hui
John H.W. Hui Chief Executive Officer

Date: August 15, 2005	By:	/s/ Bernard Chan
Bernard Chan Chief Financial Officer