Form 10QSB
period 2005-09-30
CHINA WORLD TRADE CORP
filed 2005-11-14
CIK 1081834

OMB APPROVAL
OMB Number: 3235-0416
Expires: December 31, 2005
Estimated average burden
hours per response: 174.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As at September 30, 2005, there were 30,989,997 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Index

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Unaudited financial statements of China World Trade Corporation for the nine months ended September 30, 2005 and September 30, 2004.

China World Trade Corporation

- Unaudited Condensed Consolidated Balance Sheet as of September 30, 2005.
- Unaudited Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2005 and 2004.
- Unaudited Condensed Consolidated Statements of Cash Flows for the nine-month period ended September 30, 2005 and 2004
- Notes to Unaudited Condensed Consolidated Financial Statements for the three-month and nine-month periods ended September 30, 2005 and 2004

Index

Unaudited Condensed Consolidated Balance Sheet
As of September 30, 2005

			As of September 30, 2005
ASSETS	Note		US$

Current assets
Cash and cash equivalents			4,334,008
Trade and other receivables	3		4,698,411
Rental and other deposits			2,247,766
Prepayments			91,646
Available-for-sale securities	4		1,523,340
Inventories			132

Total current assets			12,895,303

Property use rights			1,582,405
Goodwill			11,279,314
Available-for-sale securities	4		255,000
Property, plant and equipment, net			1,128,911

Total assets			27,140,933

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Trade and other payables	5		8,169,687
Due to a shareholder	8(e	)	16,353
Deferred income			612,444
Short-term bank loan	6		1,234,980

Total current liabilities			10,033,464

Minority interest			2,192,657

Commitments and contingencies

Stockholders' equity
Preferred stock, par value of US$0.001 each; 10,000,000 shares authorized, none issued or outstanding
Common stock, par value of US$0.001 each; 50,000,000 shares authorized, 30,989,997 shares issued and outstanding at September 30, 2005			30,990
Additional paid-in capital			31,017,628
Accumulated other comprehensive income
- unrealized gain on available-for-sale securities			962,724
- foreign currency translation adjustment			20,015
Statutory reserve			147,608
Accumulated deficit			(17,264,153)

Total stockholders' equity			14,914,812

Total liabilities and stockholders' equity			27,140,933

Index

China World Trade Corporation

Unaudited Condensed Consolidated Statements of Operations
Three-month and nine-month periods ended September 30, 2005 and 2004

	Three-month period ended September 30,		Nine-month period ended September 30,
	2005	2004	2005	2004
	US$	US$	US$	US$
	Unaudited	Unaudited	Unaudited	Unaudited
Operating revenues
Club and business centre	159,805	176,831	710,666	338,115
Business traveling services	1,473,498	580,757	3,579,565	580,757
Business value-added services	254,644	-	871,413	11,651
Rental	3,462	184,169	218,161	527,014
Trading and others	236	1,769	122,109	125,329

	1,891,645	943,526	5,501,914	1,582,866
Operating costs and expenses
Club and business centre	(8,553)	(29,315)	(151,894)	(49,552)
Business traveling services	(261,674)	(61,470)	(381,466)	(61,470)
Business value-added services	(1,742,587)	(1,836)	(2,510,398)	(1,836)
Rental	-	(98,444)	(98,762)	(305,600)
Trading and others	(135)	-	(120,795)	(120,153)

	(2,012,949)	(191,065)	(3,263,315)	(538,611)

Impairment and depreciation	(74,751)	(79,284)	(200,891)	(400,904)
Selling, general and administrative expenses	(2,944,073)	(1,258,157)	(6,513,469)	(3,438,582)

	(3,018,824)	(1,337,441)	(6,714,360)	(3,839,486)

Loss from operations	(3,140,128)	(584,980)	(4,475,761)	(2,795,231)

Non-operating income (expenses)
Realized gains on sales of available-for-sale securities	4,260,761	-	6,079,960	-
Other income	3,862	27,733	44,170	129,883
Loss on disposal of leasehold land and buildings	-	-	(254,740)	-
Interest expense	(25,775)	(23,235)	(90,397)	(31,965)
Other	(32)	-	(1,177)	-

Profit (Loss) before income taxes and minority interest	1,098,688	(580,482)	1,302,055	(2,697,313)
Provision for income taxes	(71,441)	(15,836)	(184,260)	(15,836)

Profit (Loss) before minority interest	1,027,247	(596,318)	1,117,795	(2,713,149)
Minority interest	(92,077)	(162,095)	(313,989)	(161,467)

Net profit (loss)	935,170	(758,413)	803,806	(2,874,616)

Other comprehensive income
Unrealized gains on available-for-sale securities
Unrealized holding (loss) gain arising for the period	(7,976)	-	7,042,684	-
Less: Reclassification adjustment for gains or losses included in net profit (loss)	(4,260,761)	-	(6,079,960)	-
Foreign currencies translation adjustments	(20.015)	-	(20,015)	-

Comprehensive (loss) income	(3,353,582)	(758,413)	1,746,515	(2,874,616)

Profit (Loss) per share of common stock - Basic and diluted	0.03	(0.03)	0.03	(0.15)
Weighted average number of shares of common stock outstanding	30,969,118	23,362,506	30,950,070	19,148,417

The financial statements should be read in conjunction with the accompanying notes.

Index

China World Trade Corporation

Unaudited Condensed Consolidated Statements of Cash Flows
Nine-month period ended September 30, 2005

	Nine-month period ended September 30,
	2005		2004
	Unaudited		Unaudited
	US$		US$
Cash flows from operating activities:
Net profit (loss)	803,806		(2,874,616)

Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Loss on disposal of leasehold land and building	25,676		-
Realized gain on sale of available-for-sale securities	(6,079,960)		-
Minority interest	313,989		161,467
Amortization of intangible assets	90,000		270,000
Stock issued for services	182,500		640,407
Available for sale securities received as income	(854,543)		-
Depreciation and amortization	210,428		149,456
Impairment loss on goodwill	-		251,448
Decrease in deferred income	(19,736)		(12,682)
Changes in working capital:
Trade and other receivables	(843,133)		(1,108,413)
Rental and other deposits	(508,010)		(722,766)
Prepayments	(11,139)		362,923
Inventories	170,888		64,795
Trade and other payables	1,470,429		726,645

Net cash used in operating activities	(5,048,805)		(2,091,336)

Cash flows from investing activities:
Acquisition of a subsidiary	-		(3,459,562)
Acquisition of property, plant and equipment	(482,834)		(63,707)
Proceeds from disposal of intangible assets	1,320,000		-
Proceeds from disposal of property, plant and equipment	2,457,382		-
Proceeds from disposal of short-term investment	24,163		-
Proceeds from disposal of available-for-sale securities	6,728,020		-
Acquisition of available-for-sale securities Loan advance to a related company	(3,675 (1,111,461	) )	-
Purchase of investment securities	-		(11,840)

Net cash provided by (used in) investing activities	8,931,571		(3,535,109)

Cash flows from financing activities:
(Repayment to) Advance from a shareholder	(320,536)		333,722
Repayment of amount borrowed	(1,052,494)		(1,008,972)
Issuance of new shares	-		4,302,378
Capital contribution from minority shareholder of a subsidiary	-		2,821,824

Net cash (used in) provided by financing activities	(1,373,030)		6,448,952

Net increase in cash and cash equivalents	2,509,740		822,507

Cash and cash equivalents at beginning of period	1,824,268		314,771

Cash and cash equivalents at end of period	4,334,008		1,137,278

The financial statements should be read in conjunction with the accompanying notes.

Index

China World Trade Corporation

Unaudited Condensed Consolidated Statements of Cash Flows
Nine-month period ended September 30, 2005

	Nine-month period ended September 30,
	2005	2004
	Unaudited	Unaudited
	US$	US$

Analysis of balances of cash and cash equivalents
Cash and bank balances	4,334,008	1,137,278

Supplemental disclosure information
Interest paid	92,676	39,866
Income taxes paid	42,740	18,052

Non-cash investing and financing activities
Common stocks issued for services	182,500	640,407
Available-for-sale securities received	854,543	-
Purchase of subsidiary by:
- issuance of common stock	-	7,703,768
- purchase consideration in arrear	-	70,000

The financial statements should be read in conjunction with the accompanying notes.

Index

China World Trade Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Three-month and nine-month periods ended September 30, 2005 and 2004

1. BASIS OF PRESENTATION

The accompanying financial data as of September 30, 2005 and for the three-month and nine-month periods ended September 30, 2005 and 2004 have been prepared by the Company without audit.

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

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2005 and for the three-month and nine-month periods ended September 30, 2005 and 2004, have been made. The results of operations for the three-month and nine-month periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

2. RECENT ACCOUNTING PRONOUNCEMENTS

There are no new accounting pronouncements for which adoption is expected to have a material effect on our financial position or results of operations..

3. TRADE AND OTHER RECEIVABLES
			As of September 30, 2005

	Note		US$

Trade receivables			2,391,151
Due from related parties	8(c	)	2,021,401
Other receivables			285,860

			4,698,412

Index

China World Trade Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Three-month and nine-month periods ended September 30, 2005 and 2004

4. AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities represent equity securities of which the aggregate cost, gross unrealized gains and losses and fair value are as follows:

	As of September 30, 2005
	Cost	Gross unrealized gains	Fair value
	US$	US$	US$
Available-for-sale:
Equity securities
Current assets	715,615	807,725	1,523,340
Non-current assets	100,000	155,000	255,000

	815,615	962,725	1,778,340

As of September 30, 2005, available-for-sale securities classified as non-current assets mainly consisted of restricted shares which were not disposable within one year.

5. TRADE AND OTHER PAYABLES
			As of September 30, 2005

	Note		US$

Trade payables			3,874,963
Accrued charges			765,881
Other payables			960,509
Tax payable			1,357,604
Tax payable - surcharge			1,026,680
Due to related parties	8(d	)	176,496
Deposits received			7,554

			8,169,687

6. SHORT-TERM BANK LOAN

The outstanding loan balance of US$1,234,980 as of September 30, 2005 borne interest at 7.254% per annum and is repayable within one year.

Index

China World Trade Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Three-month and nine-month periods ended September 30, 2005 and 2004

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

Had compensation expenses for the same stock options been determined based on their fair values at the dates of grant and amortized over the period from the date of grant to the date that the awards vest, consistent with the provisions of SFAS No. 123, the Company's net profit (loss) and profit (loss) per share would have been reported as follows:

	Three-month period ended September 30,		Nine-month period ended September 30,
	2005	2004	2005	2004
	US$	US$	US$	US$

Net profit (loss) as reported	935,170	(758,413)	803,806	(2,874,616)
Total stock-based compensation expenses determined by the fair value method for all awards, net of tax	(46,629)	(60,881)	(139,887)	(263,819)

Pro forma	888,541	(819,294)	663,919	(3,138,435)

Profit (Loss) per share - Basic and diluted
As reported	0.03	(0.03)	0.03	(0.15)

Pro forma	0.03	(0.04)	0.02	(0.16)

Index

China World Trade Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Three-month and nine-month periods ended September 30, 2005 and 2004

7.	STOCK-BASED COMPENSATION (CONTINUED)

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

8. RELATED PARTY TRANSACTIONS

(a) Names and relationship of related parties

Existing relationships with the Company
Mr. Bernard Chan	An officer and a shareholder of the Company
Mr. Chan Chi Ming	A director and a shareholder of the Company
Mr. Luo Chao Ming	A director and a shareholder of the Company
Mr. John Hui	A director and a shareholder of the Company
Mr. Ringo Leung	A former director of the Company
Mr. William Tsang	A shareholder and director of the Company
Mr. Ho Chi Kin	An independent director of the Company
Mr. Chan Zeliang	A shareholder and director of the Company
Mr. Huang Zehua	A shareholder of a subsidiary
Ms. Suo Hongxia	A shareholder of a subsidiary
Mr. Chen De Xiong	A shareholder of a subsidiary
Mr. Li Jingping	A director of a subsidiary
Beijing Wanlong Economic Consultancy Corporation Ltd.	PRC partner of a subsidiary
Guangzhou City International Exhibition Co.	PRC partner of a subsidiary
Guangzhou Cyber Strategy Limited	A company in which a director of the Company has beneficial interest
Guangzhou Goldlion City Properties Co., Ltd.	A company controlled by close family members of a director
Guangzhou Goldlion Environmental Technology Co. Ltd.	A company controlled by close family members of a director

Index

China World Trade Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Three-month and nine-month periods ended September 30, 2005 and 2004

8. RELATED PARTY TRANSACTIONS (CONTINUED)

(a) Names and relationship of related parties (Continued)

Existing relationships with the Company
Goldlion Holding Limited	A company controlled by close family members of a director
Xelex Inc.	A company in which a shareholder of the Company has beneficial interest
Top Link Ventures Limited	A company in which a director of the Company has beneficial interest
Guangzhou Huahao Industries Group Co. Ltd.	A company controlled by a director of the Company
Guangzhou Sanranxin Travel Ltd.	A company in which a director of the Company has beneficial interest
Union East Consultants Limited	A company in which a former director of a subsidiary has beneficial interest
Chinamax International Limited	A shareholder of a subsidiary

(b) Summary of related party transactions

	Three-month period ended September 30,		Nine-month period ended September 30,
	2005	2004	2005	2004
	US$	US$	US$	US$
Consulting fee expenses to
Mr. Ringo Leung	-	-	-	5,128
Mr. Chan Chi Ming	19,266	-	66,521	-
Mr. Bernard Chan	19,231	-	63,009	2,564
Mr. John Hui	37,500	-	112,500	57,692
Mr. William Tsang	48,417	-	112,500	57,692
Mr. Luo Chao Ming	4,833	4,349	14,273	13,048
Mr. Ho Chi Kin	1,500	1,500	4,500	1,500
Mr. Chan Zeliang	8,620	-	16,268	-
Mr. Huang Zehua	3,429	-	5,005	-
Mr. Chen De Xiong	2,931	-	2,931	-
Ms. Suo Hongxia	1,382	-	1,836	-
Beijing Wanlong Economic Consultancy Corporation Ltd.	4,631	4,531	13,692	13,592
Guangzhou City International Exhibition Co.	4,631	4,531	13,692	13,592
Xelex Inc.	-	15,384	-	35,897
Top Link Ventures Limited	-	15,385	-	46,154
Guangzhou Cyber Strategy Limited	-	-	-	1,938

Index

China World Trade Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Three-month and nine-month periods ended September 30, 2005 and 2004

8. RELATED PARTY TRANSACTIONS (CONTINUED)

(b) Summary of related party transactions (Continued)

	Three-month period ended September 30,		Nine-month period ended September 30,
	2005	2004	2005	2004
	US$	US$	US$	US$
Sponsorship expenses to
Goldion Holding Limited	-	-	4,643	-

Rent and related expenses to
Guangzhou Goldlion City Properties Co., Ltd.	53,172	116,607	203,143	337,526
Guangzhou Goldlion Environmental Technology Co. Ltd.	42,340	-	96,239	-
Guangzhou Huahao Industries Group Co. Ltd.	-	37,622	-	37,622

Rental compensation income from
Guangzhou Goldlion City Properties Co. Ltd.	-	-	3,854	-

Sale of leasehold land and buildings to
Guangzhou Goldlion Environmental Technology Co. Ltd.	-	-	2,457,382	-

Personal guarantee granted from
Mr. William Tsang	1,923	1,923	1,923	1,923

Intangible asset sold to
Mr. William Tsang	-	-	1,320,000	-

Membership fee income from
Union East Consultants Limited	-	-	-	16,008

Assets purchased from
Guangzhou Huahao Industries Group Co. Ltd.	-	451,970	-	451,970

Index

China World Trade Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Three-month and nine-month periods ended September 30, 2005 and 2004

8. RELATED PARTY TRANSACTIONS (CONTINUED)

(c)	Due from related parties
As of September 30, 2005
US$

Guangzhou Huahao Industries Group Co. Ltd.	1,404,158
Mr. Li Jingping	909
Ms. Huang Zehua	245,761
Mr. Chen De Xiong	370,141
Guangzhou Sanranxin Travel Limited	432

2,021,401

The amounts due from related parties represent unsecured advances which are interest-free and repayable on demand. The loan advanced to Guangzhou HuaHao Industries Group Co., Ltd. amounting to US$1,111,481 was settled subsequent to September 30, 2005.

(d)	Due to related parties
As of September 30, 2005
US$

Mr. Ringo Leung	1,094
Beijing Wanlong Economic Consultancy Corporation Limited	4,631
Guangzhou Goldlion City Properties Co., Ltd.	3,355
Guangzhou City International Exhibition Company	13,894
Ms. Suo Hongxia	25,317
Chinamax International Limited	128,205

Classified as current liabilities	176,496

The amounts due to related parties represent unsecured advances which are interest-free and repayable on demand.

(e) Due to a shareholder
As of September 30, 2005
US$

Mr. William Tsang	16,353

The amount due to a shareholder represents unsecured advances which is interest-free and repayable on demand.

Index

China World Trade Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
Three-month and nine-month periods ended September 30, 2005 and 2004

9. BUSINESS SEGMENT INFORMATION

	Three-month period ended September 30,		Nine-month period ended September 30,
	2005	2004	2005	2004
	US$	US$	US$	US$
Operating revenues
Club and business centre	159,805	176,831	710,666	338,115
Business traveling services	1,473,498	580,757	3,579,565	580,757
Business value-added service	254,644	-	871,413	11,651
Rental	3,462	184,169	218,161	527,014
Trading and others	236	1,769	122,109	125,329

	1,891,645	943,526	5,501,914	1,582,866

Profit (Loss) from operations
Club and business centre	(82,628)	(222,106)	(281,127)	(726,285)
Business traveling services	244,306	269,120	853,633	269,120
Business value-added service	(2,757,082)	-	(3,427,815)	-
Rental	(137,637)	(25,266)	(237,273)	(111,009)
Trading and others	(1,043)	(3,121)	(66,095)	(31,111)

	(2,734,084)	18,627	(3,158,677)	(599,285)
Corporate expenses	(406,044)	(603,607)	(1,317,084)	(2,195,946)

Consolidated operating loss	(3,140,128)	(584,980)	(4,475,761)	(2,795,231)
Realized gains on available-for sale securities	4,260,761	-	6,079,960	-
Loss on disposal of leasehold land and buldings			(254,740)
Other income	3,862	27,733	44,170	129,883
Interest expense	(25,775)	(23,235)	(90,397)	(31,965)
Other expenses	(32)	-	(1,177)	-

Consolidated loss before income taxes and minority interest	1,098,688	(580,482)	1,302,055	(2,697,313)

10. CONTINGENCIES

Prior to the acquisition by the Company, Guangdong New Generation Commercial Management Limited (“GNGCM”) had been paying Mainland China income tax based on a calculation which was not in accordance with the standard rates stipulated by the Mainland China tax law. The shortfall of the underpaid tax liabilities, related surcharges and penalties up to the date of acquisition by the Company has been fully accrued in the consolidated financial statements. However, GNGCM could potentially be liable for further surcharges for late payments and penalties, above the amount already accrued, for the period since the date of acquisition by the Company up to the balance sheet date. A shareholder of GNGCM has indemnified the Company against such shortfall and additional tax-related liabilities. As of September 30, 2005, the estimated further surcharges and penalties which GNGCM is potentially liable for amounted to US$324,956 and US$7,217,375 respectively. The estimated penalties are based on the highest assessable rate, which range from 50% and 500%.

Index

Item 2. Management's discussion and analysis of financial conditions and results of operation

PRELIMINARY NOTE REGARDING FORWARD LOOKING STATEMENTS

    This report contains certain forward-looking statements about our operations. The reader should understand that several factors govern whether any forward looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the company. Although the company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward looking statements contained herein will be realized. Based on actual experience and business development, the company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the company's results of operations. In light of the significant uncertainties inherent in the forward - looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the company or any other person that the objectives or plans of the company will be achieved.

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

    Our growth and development as a business enterprise has been marked by a number of significant corporate events. Pursuant to a Share Exchange Agreement, dated as of August 10, 2000, between Virtual Edge Limited ("Virtual Edge") and Main Edge International Limited ("Main Edge"), Main Edge transferred all of the issued and outstanding shares of the capital stock of VEL to the Company in exchange of 1,961,175 shares of our pre-split common stock, representing approximately 75% of our outstanding shares of the common stock. According, we controlled the operations of Virtual Edge, and Main Edge became our majority stockholder. We then undertook an 8-for-1 forward split that was effective on 15th day of September 2000, which resulted in Main Edge owing 15,689,400 shares of our common stock. Then, five major developments occurred. These were: (i) the consummation of two private placement financings by Powertronic Holdings Limited ("Powertronic") in September 2002 and December 2002 in which it acquired shares of our common stock, (ii) an acquisition of all the issued and outstanding shares of General Business Network (Holdings) Ltd. in December 2002, (iii) a 1-for-30 reverse stock split that was effective on September 1, 2002. (iv) the assignment of the rights of the after tax rental income of certain premises from Mr. Tsang for a five year period in December 2003, and (v) the exercise of warrant for the shares of our common stock by Mr. Tsang and Powertronic in March 2004 and in July 2004, and further exercise of additional warrants in December 2004. Mr. Chi Hung Tsang currently is the beneficial owner of 16,045,948 shares of our common stock, representing 51.8% of the securities outstanding as of September 30, 2005, together with securities exercisable or convertible into shares of common stock within 60 days of September 26, 2005. Powertronic is the beneficial owner of 5,574,074 shares of our common stock, representing 18.0% of the securities outstanding as of September 30, 2005, together with securities exercisable or convertible into shares of common stock within 60 days of September 26, 2005. Mr. Chi Hung Tsang is also the President and Chairman of our Board of Directors.

Index

The aim of the Company is to continue to provide travel and trade agency businesses linking companies in China and the rest of the world. China World Trade Corporation ("China World Trade") has established its businesses into three distinct divisions, namely the club and business center; the business traveling services; and the business value-added services. The Club and Business Center Division is devoted to the building of the World Trade brand in China. Its objective is to open and operate business clubs in the major cities of China in order to position the company as the platform to facilitate trade between China and the world market. As mentioned above, China World Trade currently operates the Guangzhou World Trade Center Club, consisting of over 4,000 square meters, and The Beijing World Trade Center Club, which is located at 2nd Floor, Office Tower II, Landmark Towers Beijing, 8 North Dongsanhuan Road, Beijing PRC, and consisting of 730 square meters. In addition, since the acquisition of CEO Clubs China Limited ("CEO Clubs") in May 2004, CEO Clubs will complement China World Trade's offerings by targeting higher profile leadership from larger companies than those normally associated with China World Trade. The CEO Clubs family, of which each family members is operating independently of each other, has thirteen chapters in the US and China. It focuses on recruiting CEO's of companies with annual sales exceeding $2 million as members. The average club member has $20 million in annual sales.

Since the completion of the acquisition of majority stake of Guangdong New Generation Commercial Management Limited (the “New Generation Group” or “New Generation”) in August 2004, the Business Traveling Services Division will provide the necessary platform for China World Trade Corporation to focus on the high growth, travel related businesses. New Generation aims to be the pioneer and to become one of the market leaders in the travel agency businesses through the operations of its 6 subsidiaries in Southern China in ticketing sales for international and domestic flights as well as inbound business travel. Being one of the leading consolidators of hotel accommodations and airline tickets in China, New Generation has already acquired the necessary licenses to operate as a ticketing and travel agent in the PRC. These licenses include 26 licenses as a ticketing agent for international and domestic flights for both cargo and passengers issued by the Civil Aviation Administration of China and the International Air Transport Association and 3 licenses as a domestic and international travel agent issued by the Administrative Bureau of Tourism of China. In addition, New Generation is also an authorized/licensed insurance agent in China to provide, in particular, accidental and life insurances. New Generation also provides premium "red carpet" airport based services to prestigious clients and participates in the opening and continued development of the new Guangzhou Baiyun International Airport. New Generation is believed to contribute a superior revenue base to the Company.

The Business Value-Added Services Division concentrates on value-added services of credit cards and merchant related businesses as well as on consultancy services. Guangdong World Trade Link Information Service Limited ("WTC Link"), a subsidiary of China World Trade, cooperated with the Agricultural Bank of China to manage the Company's co-brand credit card project. WTC Link is also an active provider of customer relationship management solution and services in China. Its prior experiences include helping China Telecom to develop and manage the merchants' privilege VIP member services and working with China Unionpay to develop the royalty systems for bank card holders in Guangdong Province, China. In addition, this Division also provides consultancy services to China World Trade's members and clients in the financial services areas including mergers and acquisitions, corporate restructuring and financing.

RESULTS OF OPERATIONS

The following table shows the selected unaudited condensed consolidation income statement data of the Company and its subsidiaries for the three-month and nine-month periods ended September 30, 2005 and September 30, 2004. The data should be read in conjunction with the unaudited Consolidated Financial Statements of the Company for the three-month and nine-month periods ended September 30, 2005 and September 30, 2004 and related notes thereto.

Index

	3 months Ended September 30,				9 months Ended September 30,
		% of		% of		% of		% of
	2005	Rev.	2004	Rev.	2005	Rev.	2004	Rev.
(In US$ thousands except per share data)	(unaudited)		(unaudited)		(unaudited)		(unaudited)

Operating revenues
Club and business centre	160	8.5	177	18.8	711	12.9	338	21.4
Business traveling services	1,474	77.9	581	61.5	3,580	65.1	581	36.7
Business value-added services	255	13.5	--	0.0	871	15.8	12	0.8
Others	3	0.1	186	19.7	340	6.2	652	41.1
Total Operating Revenues	1,892	100.0	944	100.0	5,502	100.0	1,583	100.0

Gross Profit
Club and business centre	151	8.0	148	15.7	559	10.2	289	18.3
Business traveling services	1,212	64.1	519	55.0	3,198	58.1	519	32.8
Business value-added services	(1,488)	(78.6)	(2)	(0.2)	(1,639)	(29.8)	10	6.3
Others	4	0.2	88	9.3	121	2.2	227	14.3
Total Gross Profit	(121)	(6.3)	753	79.8	2,239	40.7	1,045	66.0

Impairment and depreciation	(75)	(4.0)	(80)	(8.4)	(201)	(3.7)	(401)	(25.3)
Selling, general and administrative exp	(2,944)	(155.6)	(1,258)	(133.3)	(6,513)	(118.4	(3,439)	(217.2)

Loss from operations	(3,140)	(166.0)	(585)	(62.0)	(4,475)	(81.3)	(2,795)	(176.6)

Non-operating income (expenses)
Other income and realized gain	4,265	225.4	27	2.9	6,121	111.3	130	8.2
Interest expense	(26)	(1.4)	(23)	(2.4)	(90)	(1.6)	(32)	(2.0)
Loss on disposal of leasehold land and building	--	--	--	--	(255)	(4.6)	--	--

Profit (loss) before income taxes and minority interest	1,099	58.1	(581)	(61.5)	1,301	23.6	(2,697)	(170.4)

Income taxes	(72)	(3.8)	(15)	(1.6)	(184)	(3.3)	(16)	(1.0)

Profit (loss) before minority interest	1,027	54.3	(596)	(63.1)	1,117	20.3	(2,713)	(171.4)

Minority interest	(92)	(4.9)	(162)	(17.2)	(313)	(5.7)	(162)	(10.2)

Net profit (loss)	935	49.4	(758)	(80.3)	804	14.6	(2,875)	(181.6)

Index

THREE-MONTH PERIOD ENDED SEPETMBER 30, 2005 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2004

Operating Revenue

We have provided club and business center services through our subsidiary Guangzhou World Trade Center Club located in Guangzhou Province, the PRC since June 2002, and business value-added services and others business (trading) through a subsidiary of General Business Network (Holdings) Limited since March 2003. We have commenced our operation in the business travel business since our acquisition of New Generation in August 2004. Cattle hide trading and rental incomes are grouped under other operating revenues and others gross profit. Consolidated operating revenue for the three-month period ended September 30, 2005 was $1,892,000, compared to $944,000 for the same corresponding period in year 2004, an increase of $948,000 or 100.4%. The increase was mainly contributed by our business traveling services and our business value-added services. This increase was partially offset by the decrease in rental income and the discontinuation of our trading business.

Our mix of the operating revenues will continue to shift since our acquisition of the travel business and development of our business value-added services. We will continue to utilize the World Trade Center Clubs in various major cities in China to provide the necessary platform for the growth of our businesses. We believe that our revenue will continue to improve steadily under normal business circumstances.

Of the $1,892,000 revenue in the three-month period ended September 30, 2005, approximately $160,000 (8.5%) was generated from providing club related services by our Guangzhou World Trade Center Club and Beijing World Trade Center Club; $1,474,000 (77.9%) from business travel services; and $255,000 (13.5%) from business value-added services. The continuous development of our business traveling services and our business value-added services will contribute positively to our operating revenue.

For the three-month period ended September 30, 2005, New Generation, our business traveling services arm, sold a total of over 350,000 tickets, which translates to a total value of air-ticket fare of approximately $43.8 million. As compared to the same corresponding period in year 2004, ticket sold of New Generation increased by 86,000 tickets (or 32.6%) from approximately 264,000 tickets with value of air-ticket fare increased by $11.8 million (or 36.7%) from $32.0million.

Consolidated gross profit decreased by $874,000 or 116.1% for the three-month period ended September 30, 2005 over the same corresponding period in year 2004. The decrease was predominantly driven by our business value-added services and was the result of lower accounting revenues and higher costs in our various business consultancy business services. This decrease was offset by the increase in gross profit of our business traveling services As a percentage of total operating revenues, the consolidated gross profit margin of negative 6.3% for the three-month period ended September 30, 2005 decreased from 79.8% for the same corresponding period in 2004. Our profit margin was driven by a mix shift from lower margin trading business to higher margin business travel services. However, the lower profit margin as a percent of operating revenues for the 3 month period ended September 30, 2005 as compared to the same corresponding period in 2004 was primarily contributed by the negative margin from our business value-added services. We received common stock as compensation from the client for our services rendered. According to EITF Issue No. 00-8, we recognize our revenue in relation to a project using the share price of the common stock we received on the contract date. Subsequently, we subcontracted part of the services of the same project to an independent consultant at a later date and according to FAS 123, paragraph 8, we needed to record the compensation paid to non-employees in exchange of goods and services at fair value. The negative gross profit margin for the 3-month period ended September 30, 2005 of our consulting business was the result of the timing different between the dates of the contract with our client and the subcontracting during an upward trend of the share prices of the common stock we received for services rendered.

Index

Of the $121,000 total gross loss for the 3-month period ended September 30, 2005, approximately gross profit of $151,000 (or 8.0%) was generated from providing club and business center services, approximately $1,212,000 (or 64.1%) from business travel services, approximately gross loss of $1,488,000 (or negative 78.6%) from providing business value-added services. As compared to the same corresponding period in year 2004, the club and business center services represented a 15.7% (or $148,000) of the total gross profit; 55.0% (or $519,000) was generated from the business travel business, a negative 0.2% (or $2,000) from the business value-added services; and the remaining 9.3% (or $88,000) from other (rental and cattle hide trading) businesses. The shift in segmental distribution was primarily due to the increase in gross profit in the business travel services, resulting from the acquisition of the New Generation Group. We foresee that this segment mix will continue to change and balance out in years 2005 and 2006 upon further development in the business value-added services and the expected opening of other world trade center clubs as well as the cessation of our cattle hide trading business in July 2005.

Impairment Loss and Depreciation

Total impairment loss and depreciation were approximately $75,000 for the three-month period ended September 30, 2005, as compared to the same corresponding period in year 2004, a decrease of $5,000 or 6.3% from $80,000. The decrease was mainly due to the decrease in depreciation of our property in Guangzhou which was sold in the second quarter of 2005. Under normal circumstances, we will review the impairment of our assets at the year end or at the anniversary of such assets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $1,686,000 or 134.0% to $2,944,000 for the three-month period ended September 30, 2005 from $1,258,000 for the same corresponding period in 2004. The increase was mainly due to (1) the increase in director and staff related costs predominantly resulting from our business traveling services operation in the amount of approximately $451,000; (2) the increase in various advertising expenses in the amount of approximately $137,000; and (3) the increase in share disposal expenses resulting from selling the shares we received as compensation for providing consulting services in the amount of approximately $888,000. We believe the selling, general and administrative will continue to increase steadily as our businesses continue to grow.

Other Income and Realized Gain

The other income and realized gain increased by approximately $4,238,000 for the three-month period ended September 30, 2005, as compared to the same corresponding period in 2004. The increase was primarily the result of the gain on disposal of securities during the reporting period for which we received as the compensation of our consultancy services rendered.

Interest Expenses, Net

Net Interest expenses were approximately the same in the amount of $26,000 for the three-month period ended September 30, 2005, as compared to the same corresponding period in year 2004. The interest expense incurred by the business traveling operations of New Generation in relation to a bank loan in the amount of RMB10,000,000 (approximately equals US$1.2 million).

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

Index

Income taxes were $72,000 for the three-month period end September 30, 2005, as compared to $15,000 for the same corresponding period in year 2004, an increase of $57,000 (or 380.0%). The increase of income taxes was the result of the increase in our travel business’s operation revenue and net income during the reporting period.

Net Income

Net income was approximately $935,000 for the three-month period ended September 30, 2005, as compared to the net loss in the amount of $758,000 for the same corresponding period in year 2004, an increase of approximately $1,693,000. The increase in net income was the result of the recognition of the net gain from the disposal of securities which were received for compensation of our consultancy services. The increase was partially offset by the increase in loss from operations resulting from the increase in selling, general and administrative expenses of our business traveling services and consulting business within the business value-added services. The management believes that our operations will continue to improve and we do not foresee a trend of losses.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2005 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2004

Operating Revenue

Consolidated operating revenue for the nine-month period ended September 30, 2005 was $5,502,000, compared to $1,583,000 for the same corresponding period in year 2004, an increase of $3,919,000 or 247.6%. The increase was mainly contributed by our operations in the business traveling services; our business value-added services; and our club and business center services. This increase was partially offset by the decrease in rental income and the discontinuation of the cattle hide trading business.

Of the $5,502,000 revenue in the nine-month period ended September 30, 2005, approximately $711,000 (12.9%) was generated from providing club related services by Guangzhou World Trade Center Club and Beijing World Trade Center Club, $3,580,000 (65.1%) from business travel services, $871,000 (15.8%) from business value-added services, and the remaining $340,000 (or 6.2%) from other (rental and cattle hire trading) businesses. The acquisition of New Generation and the continuous development of our business value-added services will contribute positively to our operating revenue.

For the nine-month period ended September 30, 2005, New Generation sold a total of over 946,000 tickets, which translates to a total value of air-ticket fare of approximately $110.0 million. As compared to the same corresponding period in year 2004, ticket sold of New Generation increased by 236,000 tickets (or 33.2%) from approximately 710,000 tickets with value of air-ticket fare increased by $27.2 million (or 32.9%) from $82.8 million.

Consolidated gross profit increased by $1,194,000 or 75.4% for the nine-month period ended September 30, 2005 over the same corresponding period in year 2004. The increase was predominantly driven by our business travel services, and was offset by the decreased gross profit of our business value-added services, which decrease was required by applicable accounting standards. According to EITF Issue No. 00-8, we recognize our revenue in relation to a project using the share price of the common stock we received on the contract date. Subsequently, we subcontracted part of the services for the same project to an independent consultant at a later date and according to FAS 123, paragraph 8, we needed to record the compensation paid to non-employees in exchange of goods and services at fair value. The negative gross profit margin for the 9-month period ended September 30, 2005 of our consulting business was the result of the timing different between the dates of the contract with our client and the subcontracting dates during an upward trend of the share prices of the common stock we received for services rendered.

Index

Of the $2,239,000 total gross profit for the nine-month period ended September 30, 2005, approximately $559,000 (or 10.2%) was generated from providing club and business center services, approximately $3,198,000 (or 58.1%) from business travel services, approximately negative $1,639,000 (or negative 29.8%) from providing business value-added services, and the remaining approximately $121,000 (or 2.2%) from other (rental and cattle hide trading) businesses. As compared to the same corresponding period in year 2004, the club and business center services represented a 18.3% (or $289,000) of the total gross profit; approximately 32.8% (or $519,000) from the business travel business, a 6.3% (or $10,000) from the business value-added services; and the remaining 14.3% (or $227,000) from other (rental and cattle hide trading) businesses. The shift in segmental distribution was primarily due to the increase in gross profit in the business travel services, resulting from the acquisition of the New Generation Group. We foresee that this segment mix will continue to change and balance out in year 2005 and 2006 upon further development in our business value-added services and the expected opening of other world trade center clubs as well as the cessation of our cattle hide trading business in July 2005.

Impairment Loss and Depreciation

Total impairment loss and depreciation were approximately $201,000 for the nine-month period ended September 30, 2005, as compared to the same corresponding period in year 2004, a decrease of $200,000 or 49.9% from $401,000. The decrease was mainly due to the decrease in the impairment loss in the amount of approximately $251,000. There was no impairment loss recorded for the nine-month period ended September 30, 2005. This decrease of impairment loss was offset by the increase of depreciation and amortization in the amount of approximately $50,000 over the corresponding period in year 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $3,074,000 or 89.4% to $6,513,000 for the nine-month period ended September 30, 2005 from $3,439,000 for the same corresponding period in 2004. The increase was mainly due to (1) the increase in director and staff related costs predominantly resulting from the consolidation of our business traveling services operation in the amount of approximately $1,352,000; (2) various advertising and entertainment expenses in the amount of $342,000 and (3) the increase in share disposal expenses resulting from selling the shares we received as compensation for providing consulting services in the amount of approximately $1,236,000. . We believe the selling, general and administrative will continue to increase steadily as our businesses continue to grow.

Other Income and Realized Gain

The other income and realized gain increased by approximately $5,944,000 for the nine-month period ended September 30, 2005. The increase was the result of the gain on disposal of securities during the reporting period which we received as compensation for our consultancy services rendered. These securities may be sold only when earned under the respective consulting agreements, and it is our intention to sell shares earned as promptly as practicable in order to generate income for the company, subject to compliance with federal securities laws.

Interest Income/(Expenses), Net

Interest expenses were approximately $90,000 for the nine-month period ended September 30, 2005, as compared to the same corresponding period in year 2004 in the amount of $32,000, an increase of $58,000. The majority of the increase was the result of a bank loan borrowed by our business traveling services operation arm, New Generation in the amount of RMB10,000,000 (approximately equals US$1.2 million).

Loss on Disposal of Leasehold Land and Buildings

The loss on disposal of leasehold land and building increased by approximately $255,000 for the nine-month period ended September 30, 2005, as compared to none for the same corresponding period in year 2004. The loss was primarily the result from the payment of PRC tax and levy in the amount of approximately $229,000 resulting from the disposal of our Guangzhou property in May 2005.

Index

Income Taxes

Income taxes were $184,000 for the nine-month period end September 30, 2005, as compared to $16,000 for the same corresponding period in year 2004, an increase of $168,000. The increase of income taxes was the result from our operations of the business traveling services.

Net Income

Net Income was approximately $804,000 for the nine-month period ended September 30, 2005, as compared to the same corresponding period in year 2004, an improvement of approximately $3,679,000 from the net loss in the amount of $2,875,000. The improvement in net income was the result of the recognition of the net gain from the disposal of securities which were received for compensation of our consultancy services. In addition, the improvement in loss from operations resulting from the improvement of our operations in the club and business center, business traveling services, as well as the business value-added services, together contributed to the decrease in net loss. The management believes that our operations will continue to improve and we do not foresee a trend of losses.

Liquidity and Capital Resources

As of September 30, 2005, cash and cash equivalents totaled $4,334,008, as compared to September 30, 2004 of $1,137,278, an increase of approximately $3.2 million. This increase in cash position in the amount of approximately $2.5 million during the nine-month period ended September 30, 2005 was the result of a combination of net cash provided by investing activities in the amount of approximately $8.9 million, offsetting by net cash used in operating activities of approximately $5.0 million and net cash used in financing activities of approximately $1.4 million. The increase in net cash provided by investing activities was mainly due to the proceeds from disposal of property (approximately $2.4 million) and intangible assets (approximately $1.3 million) and the proceeds from disposal of securities which were compensated for our consultancy services rendered in the amount of approximately $6.7 million, offset by the amount paid for the acquisition of equipment of approximately $482,000, and a loan advanced to a related company which was repaid subsequent to September 30, 2005 in the amount of approximately $1.1million. The net cash used in financing activities was contributed by the repayments of bank loans (approximately $1.1 million) and the non-interest bearing advance (approximately $320,000) from our Chairman and the major shareholder, Mr. Chi Hung Tsang. Mr. Tsang has made such loans to our company, from time to time, and without any obligation to do so, when the cash flow needs of the company require it. The company repays such loans without interest as soon as its liquidity permits such repayment.

Net cash used in operating activities in the amount of approximately $5.0 million was primarily contributed by the deduction of a non-cash accounting adjustment of realized gain on available-for-sale securities from net income in the amount of approximately $6.1 million.

During the reporting period of the nine-month ended September 30, 2005, 100,000 shares of our common stock were issued to Greentree Financial Group, Inc. for its services rendered and our total issued and outstanding shares of our common stock is 30,989,997 as of September 30, 2005.

We have not committed to any individual material capital expenditures related projects and we will primarily rely on the Cornell Captial’s Standby Equity Distribution Agreement financing, provided that it is declared effective by the Commission, as the external source of liquidity to fund our potential capital related projects. On the other hand, we rely on our internal sources of liquidity generated from our business travel services and business value-added services to fund immaterial capital projects, such as the potential acquisitions of 70% of Hao Shi Guang Agency and 70% of Kai Xuan Transport. In the event that we are unable to draw down capital funding from Cornell Capital’s committed capital or unable to fund project from our internally generated sources, we will seek other external sources of opportunities in a combination of debt and/or equity financings from potential investors or existing shareholders of the Company, although we have not committed any other external source besides Cornell Capital.

Index

We believe that the level of financial resources is a significant factor for our future development and accordingly may choose at any time to raise capital through private debt or equity financing to strengthen our financial position, facilitate growth and provide us with additional flexibility to take advantage of business opportunities. However, other than the offering contemplated by the Standby Equity financing provided by Cornell Capital Partners, LP, we do not have any immediate plan to pursue a public offering of our common stock.

OTHER SIGNIFICANT EVENTS

Guangdong New Generation Management Limited entered into a Cooperation Framework Agreement, dated July 29, 2005, as subsequently amended, providing for the acquisition of interests in each of Guangdong Hao Shi Guang Travel Agency and Guangdong Kaixuan Transportation Co., Ltd, both owned by Guangdong Rising Hotel Group Limited. The primary business of Kaixuan Transportation Co., Ltd. is to provide coach-hire services in Guangzhou and the primary business of Hai Shi Guang Agency is to provide packaged tour services mainly for corporate clients.

Pursuant to such agreement, we have agreed to purchase 22.68% of the share capital of the Travel Agency. We have further agreed to increase our purchase of the share capital of the Travel Agency until we own 70% of the outstanding share capital. The purchase price will be calculated based on the net assets of the Travel Agency as of June 30, 2005, as determined by an independent certified public accountant in the Peoples’ Republic of China.

We have additionally agreed to purchase 70% of the Transportation Company during the period August 1, 2005 through July 31, 2006. The purchase price is to be calculated based on its net assets as of June 30, 2005, as determined by an independent certified public accountant in the Peoples’ Republic of China. We paid an initial deposit of approximately US$60,000 upon execution of the agreement and are required to pay an additional US$69,000 by January 27, 2006, with both amounts being deducted from the final purchase price.

Upon payment of the US$60,000 in June, we were transferred full operating authority for the Transportation Company. If the closing of the full 70% is not consummated by July 31, 2006, due to reasons outside of our control, we are not entitled to the return of any amounts previously paid. However, the net profit of the Transportation Company earned during such one year period will be received and accounted for as our revenue, irrespective of the purchase of 70% of its share capital by us. Our arrangement operates as a subcontracting agreement in which we are entitled to the net profit during the subcontracting period (i.e. period during which we have the full operating authority) as a fee payment for the non-refundable deposit totaling $129,000. Upon consummation of the full 70% acquisition by July 31, 2006, then, we become a shareholder owning 70% interest.

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

Goodwill on consolidation

Our long-lived assets include goodwill. SFAS No. 142 “Goodwill and Other Intangible Assets” requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

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

Index

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

Index

Conclusions

Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and CFO have concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to we are made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

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

Index

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

3.1	Articles of incorporation are hereby incorporated by reference from our registration statement on Form 10-SB, filed with the Commission on September 9, 1999, SEC File No. 000-26119.
31.1	Rule 13a-14(a)/15d-14(a) Certifications of John H.W. Hui, Vice Chairman and CEO
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Bernard Chan, Chief Financial Officer
32.1	Section 1350 Certifications of John H.W. Hui, Vice Chairman and CEO
32.2	Section 1350 Certifications of Bernard Chan, Chief Financial Officer

(b) Reports on Form 8-K;

None

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China World Trade Corporation (Registrant)

Date: November 11, 2005	By:	/s/ John H.W. Hui
John H.W. Hui Chief Executive Officer

Date: November 11, 2005	By:	/s/ Bernard Chan
Bernard Chan Chief Financial Officer