Form 10KSB
period 2005-12-31
CHINA WORLD TRADE CORP
filed 2006-04-18
CIK 1081834

OMB APPROVAL
OMB Number: 3235-0416
Expires: December 31, 2005
Estimated average burden
hours per response: 174.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

        (Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE  ACT OF 1934.
        For the fiscal year ended December 31, 2005
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

(001-8620) -2886-0608
(Issuer's telephone number)

(Former name, address and fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer's revenues for its most recent fiscal year were $18,223

The aggregate market value of the issuer's common stock held by non-affiliates was approximately $24.8 million, based on the average closing bid and ask price for the common stock on March 31, 2006.

As of March 31, 2006, there were outstanding 33,668,923shares of the issuer's common stock, par value $.001.

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

PART I

Item 1.  Description of Business

History Of Our Company

We were incorporated in the State of Nevada on January 29, 1998 under the name Txon International Development Corporation to conduct any lawful business, to exercise any lawful purpose and power, and to engage in any lawful act or activity for which corporations may be organized under the General Corporation Laws of Nevada.

On August 14, 2000, pursuant to a share exchange agreement dated August 10, 2000, by and among Main Edge International Limited, a British Virgin Islands corporation, Virtual Edge Limited, a British Virgin Islands corporation and a wholly-owned subsidiary of Main Edge, Richard Ford, Jeanie Hildebrand and Gary Lewis, we acquired from Main Edge all of the shares of Virtual Edge (the “Acquisition”) in exchange for an aggregate of 1,961,175 shares of our common stock, which shares equaled 75.16% of Txon International’s issued and outstanding shares after giving effect to the Acquisition. Both Main Edge and Virtual Edge a non-operating holding companies organized to own the stock of businesses which they acquired. On September 15, 2000, Txon International Development Corporation changed its name to China World Trade Corporation and effectuated an 8 for 1 forward stock split. As a result of the forward stock split, Main Edge held 15,689,400 shares of our common stock, which shares equaled 75.16% of our issued and outstanding shares.

In September 2002, we underwent a debt for equity capital restructuring whereby certain creditors of China World Trade converted an aggregate of $2,731,677 into an aggregate of 4,000,000 shares of common stock.

On September 3, 2002, Powertronic Holdings Limited (“Powertronic”), a British Virgin Islands company, entered into a share purchase agreement with us (the “First Share Purchase Agreement”), to purchase 1,000,000 shares of our common stock and warrants to purchase up to 2,000,000 shares of our common stock (such warrants, the “First Warrants”), for the total purchase price of $500,000. Additionally, on December 17, 2002, Powertronic entered into a second share purchase agreement (the “Second Share Purchase Agreement”) with us , to purchase an additional 1,000,000 shares of our common stock and warrants to purchase up to an additional 2,000,000 shares of our common stock (such warrants, the “Second Warrants”), for the total purchase price of $500,000. The First Warrants and the Second Warrants had an exercise price of $0.575 per share and were exercised in 2004.

On December 17, 2002, we entered into a share exchange agreement with Mr. William Chi Hung Tsang, the sole beneficial owner of the share capital in General Business Network (Holdings) Ltd., a Hong Kong company. Pursuant to the Share Exchange Agreement, we acquired from Mr. Tsang all of the issued and outstanding shares of General Business Network in exchange for 4,000,000 shares of our common stock and warrants to purchase an additional 4,000,000 shares of our common stock (the “Tsang Warrants”) at an exercise price of $0.92 per share. As of the date of acquisition, General Business Network owned two rental properties located at 20/F, Goldlion Digital Network Center, Unit 01-10, 138 Tiyu Road East, Tianhe, Guangzhou, the PRC and Flat B, 12/F., Champion Center, 301-309 Nathan Road, Hong Kong, collectively valued in excess of $4,000,000. On January 24, 2003, 4,000,000 shares of our common stock and the Tsang Warrants were issued to Mr. Tsang; to date, the Tsang Warrants have been fully exercised.

On May 7, 2004, through one of our wholly-owned subsidiaries, we acquired 51% of the capital stock of CEO Clubs China Limited, a Hong Kong corporation (“CEO Clubs China”) for a total consideration in cash and shares of our common stock in the amount of $360,000, payable $120,000 in cash and $240,000 in market value of our common stock (80,000 shares) and a commitment to provide an operating cash in the amount of $120,000. CEO Clubs China has authorized chapters to operate under the “CEO Clubs” trademarks in the Greater China Region, including the PRC, Hong Kong and Taiwan. Comprised of thirteen chapters in the U.S. and China, the CEO Clubs are a by-invitation-only membership association. Members must be chief executive officers of businesses that have above $2,000,000 in annual sales. Our average club member has $20,000,000 in annual sales. In fiscal year 2002, CEO Clubs opened its first international chapter in China.

On August 2, 2004, we consummated an acquisition of 51% of the capital stock of Guangdong New Generation Commercial Management Limited, a limited liability company organized and existing under the laws of the PRC, for an aggregate consideration of $10,232,000, payable approximately $2,741,000 in cash and approximately $7,487,000 in market value of our common stock (4,081,238 shares). One of our purposes for the acquisition was because New Generation was a formidable competitor in the travel agency business through operations of its five subsidiaries and twenty-one selling points in Southern China and a significant competitor in ticketing sales for international and domestic flights as well as inbound business travel. In addition, New Generation’s goal was to become one of the major consolidators of hotel rooms and airline tickets in China. By acquiring New Generation, we have added value to our business and eliminated this competition. New Generation has already acquired the necessary licenses to operate as a ticketing and travel agent in the PRC, a highly regulated business. New Generation’s business also includes insurance operations through its subsidiary, Huahao Insurance, and it is a licensed insurance agent in China to provide accidental and life insurance policies. The two main revenues managed by New Generation are those from the travel agency business and the insurance business. The financial results from Huahao Insurance are consolidated with the financial results of New Generation after Huahao Insurance was acquired by New Generation on June 30, 2004. While there can be no assurances of success, we expect that New Generation will contribute a significant revenue base to our company.

History of Virtual Edge

Virtual Edge was incorporated in the British Virgin Islands on February 18, 1999 as a non-operating holding company. We currently own 100% of the capital stock of Virtual Edge.

On October 5, 1999, pursuant to a share exchange, Virtual Edge acquired a majority interest in Infotech Enterprises Limited (“Infotech”). On October 18, 2000, pursuant to a Share Exchange Agreement with Vast Opportunity Limited, we acquired the remaining interest in Infotech. Infotech was incorporated on July 2, 1999 and is engaged in building a bilingual (Chinese and English) Business-to-Business internet portal. We currently operate the business operations of Infotech through Virtual Edge.

On May 9, 1997, the co-operative joint venture of our Beijing World Trade Center Club was formed initially by Canada Belford Enterprises Ltd., a wholly owned company by our CEO Mr. John Hui. On October 10, 1999, Virtual Edge signed an agreement with Belford Enterprises Limited pursuant to which Belford agreed to transfer its 75% interest in Beijing World Trade Center Club (“Beijing WTC Club”) to Virtual Edge. Beijing WTC Club was engaged in the establishment of the Beijing World Trade Center Club and currently provides and will continue to provide recreation, business center services, communication and information services, products exhibitions services, commercial and trading brokerage services to its members. The Beijing World Trade Center Club is located at 2nd Floor, Office Tower II, Landmark Towers Beijing, 8 North Dongsanhuan Road, Beijing, the PRC.

On November 10, 2001, Virtual Edge signed an agreement with Guangzhou City International Exhibition Co., Ltd. pursuant to which a co-operative joint venture company, Guangzhou World Trade Center Club (“Guangzhou WTC Club”) was formed to operate a business club in Guangzhou, the PRC, which club shall provide services including food and beverages, recreation, business center, communication and information, products exhibitions, as well as commercial and trading brokerage services to its members. Virtual Edge shares 75% of the profits from the operation of Guangzhou WTC Club. Guangzhou WTC Club had its grand opening on January 28, 2002. The Guangzhou World Trade Center Club is located at 3rd Floor, Goldlion Digital Network Center, 138 Tiyu Road East, Tianhe, Guangzhou PRC.

We currently operate the Beijing World Trade Center Club and Guangzhou World Trade Center Club through Virtual Edge.

Overview Of Our Company’s Three Business Lines

Our business plan involves the pursuit of three distinct lines of business including:

•
Business Clubs. We have business clubs located in Guangzhou and Beijing. Each business club is indirectly associated with the World Trade Center Association, by which we have positioned ourselves as a platform to facilitate trade between China and the world markets.

•
Business Travel and Related Service. We provide business travel and related services. New Generation Group of companies, our latest acquisition and through which we provide business travel services, acts as a consolidator of airline tickets and hotel accommodations in China and as an agent for the sale of life and accident insurance in the Guangzhou Province of China.

•
Business Value-Added Services. We provide value-added services, including, business consulting services, interactive marketing and incentive programs for merchants, financial institutions, telecom operators, and large corporations. In addition to these services, we also plan to the provide business consultancy services by focusing on (1) the financial advisory sectors, including market and industrial research and corporate restructuring and planning; (2) developing the international trade dimension of China enterprises and assisting foreign companies to establish their businesses in China; and (3) formulating marketing strategies. A small part of the business value-added services commenced operations in the year 2002 through Virtual Edge Limited, while the majority of these value added services commenced in the last fiscal quarter of 2004.

Our executive office is located at 3rd Floor, Goldlion Digital Network Center, 138 Tiyu Road East, Tianhe, Guangzhou, the PRC 510620.

Our segment revenues are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. In this prospectus, unless otherwise specified, all dollar amounts are expressed in United States Dollars.

China World Trade Corporation
Segment Revenues
Year ended December 31
	2005		2004		2003 (unaudited)
	US$	%	US$	%	US$	%
Business Club	894,550	11.4%	551,497	17.8%	1,485,440	45.5%
Business Travel
Traveling Services	4,619,608	59.0%	1,571,412	50.8%	-	0.0%
Insurance	363,860	4.6%	100,193	3.3%	-	0.0%
Business Value-added	1,618,414	20.6%	40,695	1.3%	212,605	6.5%
Others(1)	342,792	4.4%	828,947	26.8%	1,566,566	48.0%
TOTAL	7,839,224	100.0%	3,092,744	100.0%	3,264,611	100.0%

(1) Other revenues in year 2003, year 2004 and year 2005 were mostly generated from cattle hide trading business and rental income of our wholly owned properties in Guangzhou and Hong Kong.

Our Corporate Structure

We are a holding company for 23 direct and indirect, majority and wholly-owned subsidiaries that operate businesses in China. Eight of these companies are incorporated under the laws of the British Virgin Islands, four under the laws of Hong Kong, and the remaining 11 in the People’s Republic of China. All of our business operations are located in China. Set forth below is an organizational chart depicting the relationships among our various companies.

•
Business Clubs: We carry out our Business Clubs operations through our subsidiaries Guangzhou World Trade Center Club Limited, Beijing World Trade Center Club, and CEO Clubs China Limited. The Business Clubs commenced operations in August 2002.

•
Business Travel: Our Business Travel operations are managed by New Generation which consists of a group of seven individual companies. The two main revenue streams generated by our Business Travel operations are from the travel agency business and the insurance agency business.

•
Business Value-Added Services: Our Business Value-Added Services are offered through three of our subsidiaries including (1) Guangzhou World Trade Link Information Service Limited, (2) Creative Idea Enterprise Limited and (3) Virtual Edge. Guangzhou WTC Link Information Service Limited has provided short message service and customer relationship management services since July 2004 but was disposed of on December 29, 2005 pursuant to the Purchase & Sale Agreement mentioned on Note 3 of the audit report. Creative Idea Enterprise Limited and Virtual Edge have each provided consultancy services since October 2002. Our consultancy services include the provision of market and industrial research, corporate restructuring and planning; and introduction of potential business affiliations.

The remainder of our revenues are generated from rental income on investment property held by our subsidiary General Business Network (Holdings) Limited and from trading income earned by our indirect subsidiary Polysend Trading Limited which has ceased its business since July 1, 2005.

Our remaining eight direct and indirect subsidiaries are either dormant companies or non-operating holding companies without any current operations or share ownership.

[The Remainder of Page Intentionally Left Blank]

China World Trade Corporation

Group Chart (as of Dec 31, 2005)

China World Trade Corporation (Nevada USA)
100%
Sino Platform Limited (BVI)
100%
Virtual Edge Limited (BVI)
100%
China Chance Limited (BVI)
100%
General Business Network (Holdings) Limited (HK)
100%
China World Trade Corporation (BVI)
100%
Creative Idea Group Limited (BVI)
100%
WTC Link International Limited (BVI)
75%
BJ World Trade Center Club Limited (PRC)
100%
GBN Wealth Management Limited (HK)
100%
General (GZ) Business Network Limited (PRC)
100%
Polysend Limited (HK)
55%
BJ World Trade Full Capital Advisors Inc. (PRC)
75%
GZ World Trade Center Club Limited (PRC)
49.8%
51%
GD New Generation Commercial Management Ltd (PRC)
51%
CEO Clubs China Limited (HK)
50.2%
Guangdong Airport Tour Service Ltd (PRC)
60%
Guangzhou Xinyou Foreign Enterprise Service Ltd (PRC)
100%
Infotech Enterprises Limited (BVI)
50.2%
Guangdong New Generation Air Tour Service Ltd. (PRC)
60%
Guangzhou HongYan Travel Service Ltd. (PRC)
100%
Topstar International Limited (BVI)
50.2%
Guangdong Boundless Travel Electronic Tour Services Ltd. (PRC)
62%
Guangdong Huahao Insurance Agency Ltd. (PRC)

Legend

USA: incorporated in Nevada, United States of America
PRC: incorporated in People's Republic of China
BVI: incorporated in British Virgin Islands
HK: incorporated in Hong Kong

Revenue Derived From Our Businesses

Fiscal 2005: In fiscal 2005, we derived approximately $894,000 in revenues, representing 11.4% of total revenues from our Business Clubs operations; approximately $4,983,000 in revenues, representing 63.5% of total revenues from our Business Travel and Related Services; approximately $1,618,000 in revenues, representing 20.6% of total revenues from our Value Added businesses; and approximately $343,000, representing 4.3% of total revenues from Other Operations. Other operations, as used in the previous sentence, includes (1) operations in rental property and (2) cattle hide trading (purchase and sale) businesses.

The rental properties include:

•	Wholly owned rental property in Hong Kong located at 1209, 12/F., Champion Building, 301-309 Nathan Road, Kowloon, Hong Kong. This property generated $13,147 in revenue for fiscal 2005.

•
Wholly owned rental property in Guangzhou, which was sold as of May 15, 2005, and was located at 20th Floor, Goldlion Digital Network Center, 138 Tiyu Road East, Tianhe, Guangzhou, the PRC. This property generated $56,000 in revenue for fiscal 2005.

•
The Rental Income Right of 21/F and 23/F, Goldlion Digital Network Center, 138 Tiyu Road East, Tianhe, Guangzhou, the PRC. The rental right was terminated on March 31, 2005. This property generated $151,000 in revenue for fiscal 2005.

The cattle hide trading is the business of buying and selling raw materials of leather from cattle. The various types of cattle hide include wetblue calf, weblue ox, wetblue heifer, wetblue bull, wetblue cow and wet salted heifer. Cattle hide trading generated $120,441 in revenue for fiscal 2005.

Business Plan For Our Business Clubs

The Opportunity in China. China has been considered one of the fastest growing economies in the world. The accession into the World Trade Organization will offer new opportunities for foreign companies to invest and do business in China. WTO membership for China will change the methods of market entry for overseas companies. Foreign companies will need to have well-tailored plans to cope with China’s target audience, services, marketing, finance, and human resources for the effective entry into the China market. The unique business culture and legal system in China will cause the local business information and services in China to become a key component to commerce.

As a result of lower barriers to entry into the China market, and a more attractive investment environment in recent years, we believe that many small and medium sized foreign enterprises will have investment opportunities in China for the first time. These foreign companies will need up-to-date business intelligence and know-how to successfully invest in the Chinese market.

China’s accession into the WTO also provides significant business opportunities to the small to medium size private Chinese companies. The increase in involvement from foreign companies and investors in the China market means more opportunities to do business with foreign companies. Under the trend of globalization, the Chinese market will evolve from many segmented and monopolized markets to an integrated national market that is open to the world economy. The small and medium sized companies in China will enjoy much lower cost to enter into the worldwide market but will also confront more competition, lowered profit margins, and new rules of the game. These Chinese companies will need up-to-date business intelligence, professional strategic planning and the access to the worldwide business networks to ensure success in the new environment. And with its imminent accession into WTO, there will be unique opportunities for foreign investment and international trade.

The World Trade Centers Association (“WTC Association”) is a not-for-profit corporation that focuses on promoting and assisting world trade activities. Its mission is to encourage world trade by fostering and supporting the development and operation of World Trade Centers in every region of the world. WTC Association was established in 1970 and has members from more than 330 cities in about 100 countries with global members of over 750,000 enterprises.

The World Trade Centers (“World Trade Centers”) are separate entities which are licensed by the WTC Association, each of which generate revenue and profit from operating businesses with access to a diverse array of state-of-the-art international trade services and facilities, which enables them to facilitate international trade. Under the jurisdiction of the WTC Association, there are two types of licenses that are available including (1) a license which enables the licensee to operate a World Trade Center Club in cooperation with China’s Commission for the Promotion of International Trade, and (2) a license which enables the licensee to designate a building as a “World Trade Center” but not operate such a club. We only have licenses that enable us to operate World Trade Center Clubs and, as previously mentioned, we currently have two World Trade Center Clubs in operation.

In the WTC Association, every local member of a World Trade Center in a city is automatically a member of all World Trade Centers worldwide. This helps the World Trade Centers to market their local membership, and also vastly increases the amount of services that a World Trade Center can offer to its local members. Therefore, the World Trade Centers worldwide form a reciprocal business network for businesses to access the international trade resources that may be expensive and even inaccessible in a domestic environment.

We plan to open and operate additional World Trade Center Clubs (also referred to as our “Business Clubs”), which will be licensed by the WTC Association, in major cities in China, where Business Club members can relax, entertain, network and meet potential business affiliates in person, or via the Video Conferencing facilities of the WTC Association worldwide network.

The WTC Association has granted various licenses to the regional branches of the Trade Promotion Commission. The WTC Association can grant either regular full membership licenses or affiliate membership licenses to various branches of the Trade Promotion Commission, depending on the initial membership fee paid.

Through our wholly-owned subsidiary, Virtual Edge, we have formed 20-year co-operative joint ventures with the business subsidiaries of the Trade Promotion Commission including (1) the Beijing Wanlong Economic Consulting Limited for the joint-venture company Beijing World Trade Center Club and (2) the Guangzhou City International Exhibition Co. Ltd. for the joint venture company Guangzhou World Trade Center Club. Our Guangzhou World Trade Center Club and Beijing World Trade Center Club were both granted regular full membership licenses. We indirectly own 75% of the joint venture companies and the remaining 25% are owned by the business subsidiaries of the Trade Promotion Commission. Each arrangement may be terminated in the event the venture suffers material business setbacks or if a party materially breaches its obligations under the operating contract. We acquired the operation rights of regular full membership from WTC Association for running the world trade center clubs resulting from these two joint venture companies.

Under the co-operative joint venture of both Beijing World Trade Center Club and Guangzhou World Trade Center Club, we are obligated to pay a minimum of RMB150,000 (or approximately $18,500) annually until reaching their respective proportional profit sharing of 25% each to Beijing Wanlong Economic Consulting Limited and Guangzhou City International Exhibition Co. Ltd. They in turn pay WTC Association an annual fee of $10,000 for each individual world trade center club. Other than the annual fee which we pay to the business subsidiaries of the Trade Promotion Commission, we do not have any revenue sharing obligation with World Trade Center Association.

Facilities. The Guangzhou World Trade Center Club and Beijing World Trade Center Club provide a full range of top quality commercial and recreational services to our members. The clubhouses are luxuriously decorated and provide an elegant environment under which members can enjoy our facilities.

The facilities in our Beijing World Trade Center Club include snack bars, seminar and conference rooms, executive suites, office and meeting room packages, videoconferencing facilities, and exhibition rooms. The facilities in our Guangzhou World Trade Center Club include western fine dining, seminar and conference rooms, executive suites, office and meeting room packages, videoconferencing facilities, exhibition rooms, and cigar and wine corner. The business services offered by both the business clubs to its members include (i) liaison work with potential trading partners, (ii) international economic and trade exhibitions and seminars, (iii) interpreters and secretarial services, (iv) organized trips to participate in World Trade Center Association sponsored activities, (v) reception of visiting delegations of foreign World Trade Center Association member units, (vi) arrangement of meetings with Chinese government bodies, business corporations, and (vii) legal consultancy and travel management services.

Events Management Services. We assist foreign companies to organize and participate in conferences, exhibitions and special events such as the “beer festival” in China and assist Chinese companies to organize and participate in conferences and exhibitions overseas. We have already generated revenue from this fee based service business.

Virtual Office. Virtual office services help foreign companies to establish a presence in China at minimum cost. Each client will be assigned a dedicated phone number, fax number and mail address. The phone number can be forwarded to a number assigned by the client, or be answered by a well trained secretary who takes care of the communication for the client. Foreign companies can also manage their communication with their China affiliates over the Internet. These services started generating revenue in 2004 and a monthly fixed fee is charged for each account.

Marketing Strategy. We plan to market memberships in our Business Club mainly to (1) international companies, (2) businessmen who conduct business in China and with local Chinese companies and (3) businessmen seeking business opportunities within and outside China. We will utilize the good reputation and recognition of WTC Association name and the recreational and business facilities which will be offered at each Business Club to establish the Guangzhou Club, Beijing Club and other potential Business Clubs in various cities in the PRC as the premier business clubs of their kind. We also hope to make the ChinaWTC.com website into a distinctive Chinese/English language Internet portal.

We plan to achieve our marketing goals through (i) placing advertisements with traditional media, such as newspapers, television, radio, magazines etc., (ii) placing banners on high traffic web sites, (iii) sending e-mails to potential users, (iv) participating in trade shows, (v) employing the services of external public relations and marketing firms, (vi) airing television “infomercials” and talk shows, (vii) placing outdoor advertising signs and (viii) attending / holding press conferences. We intend to form strategic alliances with companies that can contribute services and local expertise in various market sectors. These alliances will increase our content and navigation services, support our advertising services and expand our distribution networks. We intend to form vertical alliances, such as exhibition management companies and travel agents, which will either allow us to integrate their products to our services offerings or to access their distribution networks. We will also form horizontal alliances, such as golf clubs and other business clubs, to increase our client base.

An integral part of our success is dependent on the development and enhancement of our products and services. We will incorporate new technologies from third parties, expand products and services internally and conduct market research to remain aware and informed of the evolving user tastes and latest technologies. The New Generation acquisition has demonstrated the success of our strategies to grow our revenues through vertical consolidation. By acquiring New Generation, we have integrated the services offered by New Generation into the services offered by the Business Clubs. The Business Clubs services have also created value to New Generation by allowing New Generation to offer premium services to a selected group of important clients.

On the other hand, the acquisition of the CEO Clubs China is an example of our strategies to horizontally consolidate other business clubs so as to increase our client base.

Sources of Income. We will generate income from our Business Clubs in several ways.

We intend to expand our Business Clubs and operate Business Clubs in major Chinese cities. While the worldwide business network from WTC Association together with the reciprocal services will be the core attraction to businesspersons in China, the business community that we maintain in the major Chinese cities will become a more valuable asset in the long term. Through our presence in major cities in China, we will develop a community of active businesspersons from small and medium sized enterprises with a common interest in world trade.

Additionally, our Business Clubs intend to generate revenue from the owners and senior management of small and medium sized enterprises in China, by providing a full range of top quality commercial and recreational services, and education and business networking programs. Our Business Club will also help members to liaise with potential trading partners from overseas, to join international economic and trade exhibitions and seminars, and to organize international business trips.

As part of the reciprocal arrangement under the WTC Association, the Business Clubs will also provide services to visiting delegations from foreign World Trade Center members. The China World Trade Business Club will help foreign companies or businesspersons to minimize the barrier of doing business in China. Services provided to foreign companies and businessperson may include organizing meetings with Chinese government bodies, business corporations and potential affiliates.

The revenue that we have derived already from the Business Club business comes directly from (1) membership fees, (2) fees collected from training and (3) events, such as seminars.

At each Business Club will be a Business Center, which is operated for the benefit of the members and others. While the Business Center’s services are not confined to members of the Business Club, members of the Business Club will enjoy special discounts for the Business Center services and more dedicated support from the staffs under the Business Club.

The revenue we have derived from a Business Center comes directly from (1) rental fees of facilities and (2) service fees. We will derive income from the Business Center providing (i) temporary offices, seminar and conference rooms, video conferencing facility, exhibition rooms, interpreters and secretarial services and business consultation services.

Primary Clientele. The main clients of our Guangzhou World Trade Center Club in year 2005 included:

•	Greentree Financial Group (China) Ltd. which accounted for 19% of the total revenue of Guangzhou World Trade Center Club;

•	Mercury Interactive Corporation, which accounted for 9% of the total revenue of Guangzhou World Trade Center Club;

•	Hyperion Solutions Corporation, which accounted for 7% of the total revenue of Guangzhou World Trade Center Club; and

•	Maguire Products Asia Pte.Ltd. Singapore, which accounted for 6% of the total revenue of Guangzhou World Trade Center Club.

Collectively, the above four clients aggregately representing over 30% of the total revenue of Guangzhou World Trade Center Club. These above four clients account for a considerable portion of the total revenue of Guangzhou World Trade Center Club because all of these clients use our “Smart Office” under a fixed term from a one-month period to a 12 month period. We charge each of these clients additional fees for their uses of other facilities, such as teleconferencing, seminar rooms and other electronic equipment. In addition to these four main client, other clients include some international and domestic well-known enterprises, such as Koenig & Bauer AG, Esko-Graphics (Guangzhou), Maguire Products Asia Pte., Ltd. etc.

The main clients of our Beijing World Trade Center Club in year 2005 included:

•	Daimler Chrysler (China) Limited, which accounted for 21% of the total revenue in 2005;

•	Electro - Motive Diesel (EMD) International Holdings Limited, which accounted for 14%of total revenue in 2005;

•	Greentree Financial Group Inc. , which accounted for 10% of the total revenue in 2005; and

•	Pegasus Solutions, Inc. which accounted for 7% of the total revenue in 2005.

Other clients included Norson (Beijing) Information Technology Limited, Standard Life Assurance Company, Yongwei Investment Taiwan and other international companies.

Potential Income From Potential License Agreements. We intend to negotiate and acquire the necessary approval from WTC Association to license the China World Trade Center intellectual property rights including the logo and trademark to third parties. The licensees may use our logo and trademark to quickly establish a brand for their products such as office accessories, or to attract a group of clients for certain services such as credit cards offered by the Business Value-Added division. Revenue will be generated from royalty fees, which may be paid in cash, stock or other property.

Competition. There are a number of organizations utilizing the word of “Club” in China, such as the Beijing American Club, which offers more in terms of recreational facilities and services. There are other organizations, such as the American Chamber of Commerce, which provide limited trades and business information and networking capabilities. All other clubs and organizations in Guangzhou and Beijing only operate as clubhouses with local presence. On the contrary, we operate under the international brand name of “World Trade Center Club” exclusively in a certain region of PRC area. As a result, we out-compete the other players with our reciprocal membership advantage by leveraging on the global network of World Trade Center Clubs and among our World Trade Center Clubs in China. The management believes there will not be other business clubs in the regions that could operate under a similar model and this would provide the competitive advantage of our Business Clubs operations.

Our management believes that there is no single source of information and research report which is sophisticated enough for us to provide a meaningful estimate of the number of competitors and our competitive position in the business clubs industry.

Employees. We have 38 employees in our Business Clubs as of December 31, 2005. None of them are parties to any union or collective bargaining agreement.

Governmental Regulation of Business Club Operations in China. The operation of our Business Clubs must conform to the governmental regulations and rules of the Peoples’ Republic of China. The practical effect of the People’s Republic of China legal system on our business operations in China can be viewed from two separate but intertwined considerations:

First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the General Corporation Laws of the several states. Similarly, the People’s Republic of China accounting laws mandate accounting practices, which are not consistent with US Generally Accepted Accounting Principles. The China accounting laws require that an annual “statutory audit” be performed in accordance with People’s Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People’s Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities, at the risk of business license revocation.

Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Because the terms of the respective Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law, the Chinese minority partner in our joint venture companies will not assume a privileged position regarding such disputes. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the “United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958)”. Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

China’s Accession into the WTO. On November 11, 2001, China signed an agreement to become a member of the World Trade Organization, sometimes referred to as the WTO, which is the international body that sets most trade rules, further integrating China into the global economy and significantly reducing the barriers to international commerce. China’s membership in the WTO was effective on December 11, 2001. China has agreed upon its accession to the WTO to reduce tariffs and non-tariff barriers, remove investment restrictions, provide trading and distribution rights for foreign firms, and open various service sectors to foreign competition. China’s accession to the WTO may favorably affect our business in that reduced market barriers and a more transparent investment environment will facilitate increased investment opportunities in China, while tariff rate reductions and other enhancements will enable us to develop better investment strategies and attract investment capital. In addition, the WTO’s dispute settlement mechanism provides a credible and effective tool to enforce members’ commercial rights. Also, with China’s entry to the WTO, it is believed that the relevant laws on foreign investment in China will be amplified and will follow common practices.

Business Plan For Our Air-Ticketing and Hotel Booking Businesses

We engage in the air-ticketing, hotel room booking and travel agency businesses through our indirect 51% ownership of the New Generation Group of companies. New Generation has ten operating subsidiaries in Southern China through which it operates these businesses. We believe that there are significant opportunities in the travel and tourism industry in China, which are set forth below, although there can be no assurances that we will be able to capitalize on them.

New Generation’s Business Travel Services. We seek to serve China’s emerging class of frequent independent travelers, or FITs, who engage in business and leisure travel on their own instead of traveling in groups. Through our professional team of staff, our nationwide 24-hour toll-free call center, our user-friendly Chinese and English language website and our extensive reseller network, we provide our customers with consolidated travel information and the ability to book airline tickets at discounted rates nationwide within China. We also provide our customers with the ability to book hotel rooms at discounted rates in over 220 cities in China. The majority of our hotel suppliers are three-, four- or five-star hotels, as rated by the China National Tourism Bureau, catering to higher-end travelers. We also offer other travel related services, such as vacation packages and corporate travel services, at competitive prices.

According to the Yearbook of China Tourism Statistics 2005, China’s domestic tourism spending totaled approximately RMB464 billion in 2004 and RMB528 billion in 2005 with an increase of 12.2%. In the same period, CTRIP, one of the best known operators serving FITs in China, derived RMB173 million in 2003 and 334 million in 2004 from this market, increased 64.5% and 93.1% from the previous year, respectively. This fact to a certain extent reflects that FITs will be a fast-growing, yet relatively underserved segment in the travel business.

New Generation believes that it is a major provider of air ticketing services in China. Historically, the air ticketing business in China has been limited to a fragmented presence due to the licensing requirements and significant capital requirements. CTRIP and E-Long are among the best known participants in this business and their brand name recognition and volume of transactions is notable. CTRIP derived $7,600,000 from air ticketing in 2004. In comparison, New Generation reported $4,290,000 in 2004, and $4,770,000 as of the twelve months ended December 31, 2005.

Since its inception in 1998, New Generation has built a substantial air-ticketing distribution network in China. It offers customers a wide selection of flights in all major cities in China, usually at significant discounts to published rates. Our airline ticketing volume has increased 28.9% from over 995,000 tickets for the year ended December 31, 2004 to approximately 1,283,000 tickets for the year ended the December 31, 2005. This approximates $115,000,000 in value of transactions for the year ended Decemebr 31, 2004 and $151,000,000 for the twelve months ended December 31, 2005.

We issue and deliver air tickets using a network of local agents throughout major cities in China. New Generation started its hotel booking business in April 2004 and revenue generated from this division is insignificant to date. At this stage in its development, management is concentrating on establishing a nationwide network through forging business affiliations and improving its information technology infrastructure. Up to December 2005, it had contractual arrangements with 360 hotels, and there are also more than 3,000 hotels in over 220 cities that can be accessed through subcontracts with other hotel booking agents.

To facilitate rapid growth in hotel booking business, New Generation has created a comprehensive IT platform to facilitate its operation. A call center and website approach are believed to be essential to overcome the requirement of having many geographic locations in order to conduct business. Through its telephone network and its website, New Generation’s hotel booking business is not limited to the established air ticketing network but rather is able to form a more extensive hotel booking network quickly, that will also benefit our air ticketing business. At present, the hotel booking volume was recorded at 2701 room-nights booked for the year ended December 31, 2005, comparing to 473 room-nights booked as of December 31, 2004, we believe that this business has significant growth potential.

The Travel And Tourism Industry In China. The facts and statistics used in this registration statement relating to the travel industry and economy in China are derived from various government and institute research publications. While we have taken reasonable care to ensure that these facts and statistics presented are accurately reproduced from such sources, we have not independently verified them. These facts and statistics may not be comparable to similar facts and statistics collected for the industry or economy in the United States and other countries.

In terms of domestic tourism spending in 2005, the approximately RMB528 billion ($66.1 billion) travel industry in China is large and growing rapidly. We expect the industry to continue to experience rapid growth as China’s economy continues to develop. Travel and tourism in China is characterized by a highly fragmented and inefficient travel service sector due to many factors, including the lack of consolidated hotel ownership, the lack of a centralized hotel reservation system, the localized nature of travel agencies and a dual regulatory regime. We believe that the fragmented nature of the travel market in China will create increasing demand for central reservation platforms such as our own capable of consolidating a wide range of travel information and negotiating favorable terms with travel suppliers on the basis of scale from our aggregated demand.

According to the China National Tourism Administration, as of the end of 2004, China had more than 14,900 travel agencies, with the top 100 domestic travel agencies having an aggregate market share of less than 2%. As the requirements of travelers become more complex, we believe that these local agencies, which had been accustomed to providing services using state-owned travel suppliers, have been increasingly unable to respond to the changing needs of business and leisure travelers in China. In addition, the development of China’s tourism infrastructure has resulted in an increasing number of travelers who choose to engage in leisure travel without the constraints inherent in packaged group tours. These frequent independent travelers, or FITs, represent a key segment of the growing travel industry in China that we seek to serve.

The increasing accessibility of the Internet in China creates a foundation for new markets and opportunities, providing the ability to bring together a large number of segmented suppliers and customers in a highly fragmented travel industry. We believe that we are well positioned to benefit from these trends in China’s travel industry.

According to market data from CEIC Data Company Ltd., the frequent independent traveler, or FIT, segment of travelers grew at an approximately 8% compound annual growth rate from 2004 to 2005 and is the largest growing group of travelers in China. FITs are defined as travelers who do not travel with tour groups and who require flexibility in the selection of accommodations and transportation. FITs are typically more sophisticated urban dwellers who value customized experiences. We expect that as Chinese travelers become wealthier and more experienced with leisure travel, the appeal of traditional tours will become less important than the ability to arrange one’s own schedule.

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

Market Inefficiencies and Fragmentation. The travel market in China is highly fragmented with an underdeveloped booking, reservation and fulfillment infrastructure, and with no dominant nationwide travel agencies. As a result of market reforms, a gradual shift from state-owned to privately-owned travel agencies and changing travel patterns, the travel market in China is undergoing a period of change. While competition among the older state-owned travel agencies and the privately owned travel agencies has significantly promoted the development of China’s travel service, the industry remains inefficient and is likely to remain so in the foreseeable future.

Air-ticketing system. Currently, TravelSky Technology Limited, or TravelSky, operates the only nationwide system for air-ticket reservations in China. Consumers in China do not have access to direct bookings on TravelSky unless it is done through individual travel agencies. Moreover, the delivery of air tickets remains inefficient. The majority of consumers in China receive their air tickets through physical delivery and payment to the travel agency is made upon delivery. The process of physical delivery means that consumers in China do not have a reliable or timely delivery process that can respond to last minute travel needs. For example, business travelers who change their flight destinations at the last minute often have to wait for the delivery of a physical ticket before they can initiate their travel. While some airlines in China have recently begun to offer electronic ticketing, there is currently no universal electronic ticketing system available. The International Air Transport Association recently announced that all members should adopt electronic tickets in 2007. As the employment of e-ticketing requires more capital investment on IT and relevant facilities, as well as more investment on staff training, smaller players will most likely be shaken out of the market during the process. On the other hand, this trend implies that business opportunities for larger agencies with relatively mature business models and operating at a large scale, such as New Generation, would survive.

Hotel reservation system. According to the Year Book of China Tourism Statistics 2005, as of December 31, 2004, China had 10,888 star hotels, which includes 3,914 three-star hotels, 971 four-star hotels and 242 five-star hotels.. Hotels in China are generally run independently and are not part of large chains. The largest hotel chains in China are small relative to the larger hotel chains in the United States. There is no industry wide electronic reservation infrastructure similar to that available in the United States and parts of Europe.

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

In the on-line travel business, packaging air tickets with hotel room is increasingly popular for it reduces customers’ sensitivity on prices and the profit margin appears higher than traditional method providing ticketing and hotel booking separately. For Chinese companies conducting this business model, like CTRIP and eLong, hotel booking is the dominant source for revenues. In 2005, CTRIP derived $44,800,000 from hotel booking business, 65% of its total revenues. Air ticketing contributed 11% ($6,330,000) in the same year. (Source: CTRIP Annual Report 2005). While in other countries where the “ticket + hotel room” model is more mature, air ticketing usually contributes to a larger portion of total revenues. Unlike either case, New Generation has been largely relying on air ticketing since its inception. As of nine months ended December 31, 2005, the revenue from air ticketing was about $7.769,000, representing 93% of its total revenues.

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

Regulation. The travel industry in China is subject to substantial regulation by the Chinese government. This section sets forth a summary of certain significant Chinese regulations that affect our business and our industry. Current PRC laws and regulations impose substantial restrictions on foreign ownership in air-ticketing, advertising and Internet businesses in China.

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

Travel agencies. The principal regulation governing foreign ownership in travel agencies in China is the Establishment of Foreign Controlled and Wholly Foreign Owned Travel Agencies Tentative Provisions (2003). Recently, foreign investors that (i) primarily engage in travel agency business; (ii) have annual revenue from travel services exceeding $40,000,000 (in the case of foreign-controlled travel agencies) or $500,000,000 (in the case of wholly foreign owned travel agencies; and (iii) are members of travel industrial associations in their home countries or regions have been permitted to establish or own travel agencies in Beijing, Shanghai, Guangzhou, Shenzhen, Xian or other approved national tourism areas, upon the approval of the PRC government, subject to substantial restrictions on the scope of their business. For example, foreign invested travel agencies are prohibited from engaging in the business of overseas travel by PRC citizens or travel by persons from the other regions of the PRC to Hong Kong, Macau or Taiwan. In addition, other than its head office, foreign-invested travel agencies are not allowed to open branch offices.

Our 51% ownership of the New Generation Group of companies involves the foreign control of a travel agency doing business in the Peoples’ Republic of China. The control of a Chinese travel agency is permissible under the Establishment of Foreign Controlled and Wholly Foreign Owned Travel Agencies Tentative Provisions (2003), subject to compliance with the restrictions on the scope of business for passenger air ticket sales agents, commercial agency, tourist information services and marketing research planning. All such businesses are not categorized as “restricted” or “prohibited” by The Foreign Investment Industrial Guidance Catalogue (2004 revision). We believe the competitive advantage of the travel agency business of New Generation is not limited by the scope of business restrictions referred to in the preceding sentence, and, therefore, our operations are not impacted by laws regulating travel agencies.

Advertising Agencies. The principal regulations governing foreign ownership in advertising agencies in China include the Foreign Investment Industrial Guidance Catalogue (2002); and the Administrative Regulations Concerning Foreign Invested Advertising Enterprises (2004). Under these regulations, foreign investors can currently own up to 70% of the equity interest in an advertising agency in China. Beginning on December 10, 2005, foreign investors will be permitted to own 100% of an advertising agency.

Internet content provision. The principal regulations governing foreign ownership in the Internet content provision business in China include the Administrative Rules for Foreign Investments in Telecommunications Enterprises (2001); and the Foreign Investment Industrial Guidance Catalogue (2002). Under these regulations, a foreign entity is prohibited from owning more than 50% of a Chinese entity that provides value-added telecommunications services, including Internet content provision.

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

Travel agencies. The travel agency industry is subject to the supervision of the China National Tourism Administration and local tourism administrations. The principal regulations governing travel agencies in China include the Administration of Travel Agencies Regulations (1996), as amended, and the Rules of Implementation of the Administration of Travel Agencies Regulations (2001). Under these regulations, a travel agency must obtain a license from the China National Tourism Administration in order to conduct cross-border travel business, and a license from the provincial-level tourism administration in order to conduct a domestic travel agency business.

Advertising. The State Administration of Industry and Commerce is responsible for regulating advertising activities in China. The principal regulations governing advertising, including online advertising in China include the Advertising Law (1994); and the Administration of Advertising Regulations (1987). Under these regulations, any entity conducting advertising activities must obtain an advertising permit from the local Administration of Industry and Commerce.

Internet content provision service and online commerce. The provision of travel-related content on the websites is subject to Chinese laws and regulations relating to the telecommunications industry and the Internet, and regulated by various government authorities, including the Ministry of Information Industry and the State Administration of Industry and Commerce. The principal regulations governing the telecommunications industry and the Internet include the Telecommunications Regulations (2000); the Administrative Measures for Telecommunications Business Operating Licenses (2001); and the Internet Information Services Administrative Measures (2000). Under these regulations, Internet content provision services are classified as value-added telecommunications businesses, and a commercial operator of such services must obtain an Internet content provision license from the appropriate telecommunications authority in order to carry out any commercial Internet content provision operations in China.

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

Dividend distribution. The principal regulations governing distribution of dividends by foreign-invested companies include (i) the Sino-foreign Equity Joint Venture Law (1979), as amended; (ii) the Regulations of Implementation of the Sino-foreign Equity Joint Venture Law (1983), as amended; (iii) The Foreign Investment Enterprise Law (1986), as amended; and (iv) The Regulations of Implementation of the Foreign Investment Enterprise Law (1990), as amended. Under these regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, wholly foreign owned enterprises in China are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds unless such reserve funds have reached 50% of their respective registered capital. These reserves are not distributable as cash dividends.

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

Competitive Strengths. We have capitalized on the following competitive strengths in building our travel service business:

Established large scale ticketing business. New Generation has achieved a large scale of transactions in the flight ticketing services. The number of companies providing air ticketing services is much less than those providing services for room reservations in China. And few players engage in both businesses. On the supply side, there are thousands of suppliers for room reservation services, while there is a very limited number of airlines in China. As a result, hotel operators are confronting more fierce competition than airlines are. A small company can easily establish contacts with hotels and be their agents since the capital required is small and the relationship with suppliers is easy to manage. In contrast, to be an air ticketing agent, companies have to overcome high capital barriers first and then work hard to maintain good relationships with the airlines. Both are normally very scarce and critical resources in this business. Since New Generation has achieved large scale in its operations, it has formed mutually dependant relationships with its upstream suppliers and has thereby achieved a strong bargaining position with its suppliers. And the capital requirement is not a barrier to entry or growth for New Generation since its systems are already in place. New Generation has achieved the scale necessary to deal with its upstream suppliers, which include the airlines, as well as its downstream customers. Potential entrants into the industry face these capital and scale barriers to entry.

Extensive resources in the airport. New Generation is the first travel agent in China who provides customers with seamless pre-boarding services in the terminal. In 1998, it established “Red Carpet Service Zone” in the old Guangzhou Baiyun International Airport, the third largest airport in China, to provide customers with extensive services ranging from air-ticketing, check-in services to airport pick-up. After that, Huahao Group, New Generation’s former parent company, and one of our shareholders, entered into a 10-year joint venture agreement with a subsidiary of Baiyun Airport Company Ltd. to provide easy boarding services. The joint venture was reported as the first example in China of cooperation between a private company and the highly regulated airport industry. It is indicative of our extensive resources and those of our affiliates employed at the airport.

Brand leadership. As one of the early movers in the industry to adopt modern communications and Internet technologies, we believe that we have established one of the best-known brands for travel services in Southern China. We believe our customers associate the New Generation brand with value, convenience and confidence.

Nationwide reach for nationwide travel destinations. Our customers can book domestic and international air tickets and make reservations for accommodations at over 3,000 hotels in more than 220 cities across China, vacation packages and rental cars by calling our centralized 24-hour call center from anywhere in China or by logging onto our website. New Generation is ranked one of the top air-ticketing companies in China, in terms of volume of tickets sold and value of transactions. We issue and deliver air tickets using a network of local agents in major cities in China, covering all of the 975 domestic routes.

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

In addition, New Generation has also established a strong business affiliation with the leading Chinese airline groups, including China Southern Airlines and Air China. By the end of November 2005, New Generation had set up four direct air ticket sales centers under the name of the Guangzhou Branch of Air China, in selected strategic locations in Guangzhou. It also entered into a co-operation agreement with the Guangzhou branch of China Southern Airlines Company Limited to provide commuters with downtown check-in and connections services for flights of the China Southern Airline in the new Guangzhou Baiyun International Airport. The close business affiliation not only allows New Generation to benefit from more favorable sales related promotional and marketing policies, but also, enables it to get involved in the air carriers’ operational activities as a value-added services provider.

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

Competition. The travel service industry in China is extremely large, highly fragmented and intensely competitive. We compete with eLong, Inc., Ctrip.com International, Ltd, traditional travel agencies such as CTS, CITS and CYTS, and hotel suppliers that sell their room inventory directly to consumers. The major markets in which we currently compete include the relatively affluent coastal areas of China. As China’s market continues to grow, we may face further competition from other new domestic hotel room consolidators or international players such as expedia.com or priceline.com that may seek to expand into China. We may also face increasing competition from hotels and airlines should they further expand into the direct selling market or engage in alliances with other travel service providers besides us. We compete on the basis of brand recognition, selection, price, ease of use, accessibility of information, breadth of services offered, convenience, and customer service and satisfaction.

The management believes that there is no single source of information and research report which is sophisticated enough for us to provide a meaningful estimate of the number of competitors and our competitive position in the travel service industry.

We cannot assure you that we will compete successfully with any of our current or future competitors.

Opportunity For Growth. We expect the travel and tourism industry in China to continue to grow rapidly as China’s economy continues to expand. China’s travel service industry is fragmented and inefficient. This fragmentation creates a market opportunity for our centralized reservation system for air-ticketing and hotel reservations, which offers comprehensive information and favorable terms negotiated with travel service suppliers across China who are offered economies of scale from our aggregated demand.

Business Strategy for Travel Services. Our goal is to become the leading provider of travel services in China. We seek to achieve revenue and earnings growth by pursuing the following key business strategies:

Strengthen brand awareness and marketing. We seek to strengthen consumer awareness of our brand by pursuing an aggressive marketing strategy based on online and traditional media advertising. We seek to encourage consumer conversion and the use of our services through segment-based marketing, targeted promotions and focused telemarketing efforts.

We also seek to promote the awareness of our brand and increase our penetration among our target customers by leveraging the customer bases of other leading businesses and customer service companies, by (i) increasing advertising using publications such as company brochures and magazines; (ii) cooperating with commercial banks for them to offer co-branded credit cards; and (iii) entering into arrangements with major airlines in China, such as China Southern Airlines, under which travel booking inquiries are directed from their service hotlines to us.

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

We believe that the extensive network resources based on air-ticketing, IT platform and strategic alliances with other product and service providers will be converted to our advantage, and that competitors will find difficult to imitate.

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

We seek to retain our most loyal customers and generate repeat ticketing by offering loyalty rewards and additional specialized services, including dedicated VIP lounges at airports and a VIP call service with reduced waiting time. Our VIP call service, staffed by a dedicated team of specially trained representatives, provides VIP customers personalized travel advice and services. A Customer Relationship Management (CRM) system was deployed in the first quarter of 2005. This CRM system will integrate the call center, and websites together with other resources to offer comprehensive incentive programs and personalized services in a proactive approach. Interactive information delivered through the mobile telephone network will also be employed.

Enhance efficiency and profitability. We have built our operating infrastructure to take advantage of the inherent cost advantages of our centralized call center and web-based distribution technologies. We also seek to increase the efficiency of our marketing programs by tracking the effectiveness of our expenditures on various marketing activities.

We continue to capitalize on improvements in electronic commerce infrastructure, such as the introduction of electronic ticketing. By using exclusive online promotional offers, we believe we will be able to benefit from the increasing adoption of online commerce among consumers by attracting additional customers and moving existing customers to our websites, thereby lowering our operating costs.

Enhance our technology infrastructure. We design and maintain our systems with a view to enhancing consumer-friendliness and providing adaptive products and services for our airline and other travel service suppliers. We seek to streamline our transaction processes through ongoing technology upgrades to our transaction and services level.

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

Develop travel products and services for corporate clients. We will enhance our travel services by providing corporate travel services that cover more international corporations and large national corporations in the region. The corporate market is a fast growing market a with high profit margin. With our comprehensive resources in ticketing, hotel reservations, business club facilities and airport services, we are confident that we can be one of the leading services providers in the region. At the moment, we have over 30 corporate clients including large scale joint ventures such as Guangzhou Honda and Panasonic Wan Bao. We successfully entered into a service consignment agreement with the Purchasing Office of the Guangzhou City Government. This agreement will extend for two years from January 1, 2005 to December 31, 2006. Under this agreement, we will provide international business travel packages and related services to key personnel of the Guangzhou City Government at premium package prices.

Pro-Forma Operating Revenues For Our Business Travel Services. The following table sets forth the pro-forma amount of our revenues and profit (loss) from operations represented by each travel-related service for the periods indicated on a dollar and percentage basis:

Operating Revenue on a Pro-Forma Basis
	Jan to Dec 2005	Jan to Dec 2005
	USD	%
Business Travel services
Air-ticketing	4,753,424	92.95%
Insurance	359,915	7.04%
Other	653	0.01%
Pro-Forma Operating Revenue	5,113,992	100.00%
Operating Revenue of China World Trade and its non-business travel services subsidiaries	2,725,232
Consolidated Pro-forma Operating Revenue of China World Trade	7,839,224

Profit (loss) from Operations on a Pro-Forma Basis
	Jan to Dec 2005	Jan to Dec 2005
	USD	%
Business Travel services
Air-ticketing	297,735	65.48%
Insurance	189,013	35.52%
Other	(5,481)	(1.00%)
Pro-Forma Profit (loss) from Operations	481,266	100.00%
Loss from Operations of China World Trade and its other non-business travel services subsidiaries	(5,771,048)
Consolidated Pro-forma Loss from Operations of China World Trade	(5,289,782)

Pro-Forma Net Income (loss)
Air-ticketing	(100,188)	(215.98%)
Insurance	151,985	327.64%
Other	(5,410)	(11.66%)
Total	46,387	100.00%
Net Loss of China World Trade and its other non-business travel services subsidiaries	(28,163)
Consolidated Pro-forma Net Profit of China World Trade	18,224

Accumulated Profit (loss)
Air-ticketing	470,945
Insurance	886,052
Other	(24,851)
Total	1,332,146

* All the pro-forma numbers shown above are in conformity with GAAP financial measures.
(1) The pro-forma numbers shown above are prepared on a consolidated basis.
(2) The pro-forma net income figure of the air-ticketing segment includes consolidation adjustment of minority interest.

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

We believe that air-ticketing sales will continue their rapid pace of growth. In the year ended December 31, 2005, we sold approximately 1,283,000 air tickets, compared to approximately 995,000 air tickets sold in the the year ended December 31, 2004. We anticipate that the expected adoption of e-tickets in China will allow consumers to better use our call center and websites to book air tickets and will benefit our air-ticketing business by allowing us to reach a broader customer base without materially increasing our operating costs.

Hotel reservations. We currently have room supplier relationships with more than 3,000 hotels in over 220 cities throughout China. We seek to offer a range of hotel options at a variety of prices, with the majority of our hotel suppliers being three-, four- or five-star hotels, catering to higher-end customers. For the year ended December 31, 2005, we derived only a very minimal of our total revenues from our hotel bookings.

We act primarily as an agent in our hotel-related transactions. When a customer makes an initial inquiry through either our call center or our websites, we match the customer’s request with our allotment of rooms and make a reservation for the customer with the appropriate hotel supplier. The hotel supplier returns a confirmation that is passed along to the customer by phone, fax or email. When the customer checks into the hotel on the designated date, the hotel informs us of the customer’s check in. The customer usually settles his hotel bill directly with the hotel, and we are entitled to a fraction of the room rate as a commission. Upon the completion of a customer’s stay, we verify with the hotel the length of the stay and calculate our commissions, ranging from 10% to 20% of the hotel room rate, which the hotels pay us on a monthly basis. We pay no penalty to the hotel for “no shows” on confirmed bookings, although we are not paid any commission in respect of “no show” bookings. We do not currently pre-purchase hotel rooms until the customer has paid us, and consequently do not carry significant inventory risk.

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

Marketing Strategy. We market our travel services through a combination of direct marketing, online marketing, traditional media advertising and co-marketing with established brands. We seek to build our New Generation brand identity which consumers will associate with choice, convenience and value.

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

Distribution Of Our Business Travel Services. We are currently a major air ticketing provider in China. Our growth was achieved through locating our subsidies in the major cities in China. We also package hotel room booking services and tour packaging services with air tickets to better meet our customers’ needs. Our business goal is to become a leading integrator of air ticketing, hotel booking and tour packages. This requires utilization of our comprehensive distribution system that is comprised of a 24 hour toll-free call center, internet website, and a network of resellers.

Call center. We operate a 24-hour call center staffed by more than 42 customer service representatives (CSRs). The call center is accessible nationwide on a toll free basis for fixed line telephone calls in China and by calling 4008-168-168 in China. Our call center typically handles more than 1,000 calls per day. Although, it currently contributes little to the total air-ticketing reservations and hotel bookings, we are fully confident that with our market expansion, 1% of our total transactions will be generated from on-line transactions. We believe that our call center constitutes a cost-efficient distribution channel because of the available pool of low-cost labor in China. We expect our call center will become one of our principal distribution channel going forward, due to China’s large and growing mobile and fixed-line phone subscribers and consumer preference for the personalized service we are able to provide through our call center.

Website. We offer our travel services through our user-friendly website www.4008168168.com. The website allows us to expand our customer base and improve customer service with minimum transaction costs. Customers can browse travel service options, compare prices, book and confirm orders through our website. Our website is designed to provide customers with a quick, efficient and flexible service that facilitates comparison among our large number of travel suppliers. To support the internationalization of our business, we are undertaking a program to construct an English website and synchronize it with the Chinese one. Customers will be able to easily access both websites by logging onto www.4008168168.com.

Reseller network. We have developed an extensive nationwide network of over 110 non-exclusive resellers, consisting of smaller travel and air-ticketing agencies that utilize our call center and websites to distribute travel services. We pay our resellers a portion of our commission, subject to an escalating scale, based on the number of hotel reservations and air-ticket bookings they generate for us. Our air-ticketing network generates revenues from resellers’ monthly administration fees, ticketing system rentals and Physical Identity Devices maintenance fees. The volume of tickets sold and value of transactions completed are incorporated into our total volume and total transaction values for New Generation.

Technology. We believe that we have a strong technology team in the travel service industry in China. Our goal is to develop a high-performance, reliable, scalable and secure system in-house to support our business demands for new features and functionalities. We have built a sophisticated, proprietary back office system encompassing order processing, customer relationship management, inventory control, business intelligence and staff performance management functions that coordinates the activities of our internal departments, clients, agents and affiliates within a single cohesive platform. We have also invested in an advanced, in-bound call center for phone based bookings and a scalable network infrastructure system utilizing hardware and software from top-tier vendors. Our system connects us with our suppliers, clients and agents.

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

Employees. We have 493 employees in the New Generation Group of companies that are in the following job categories: Management and Administration (170), Customer Service (196), Sales and Marketing (66), Supplier Management (39), and Technical Services (22).

We participate in government-mandated multi-employer defined contribution plans under which certain pensions, medical and other welfare benefits are provided to employees. We make monthly payments to these plans based on the employee’s compensation.

We have not entered into any collective bargaining agreements. We consider our relations with our employees to be good.

Facilities. Our headquarters in Guangzhou Rihang Hotel are located in an adjoining property of approximately 1,740 square meters. Our call center is located in a leased space of approximately 600 square meters. We lease the premises for our call center under a two-year term lease, expiring in 2006. We also maintain branch and sales offices in major cities in Guangdong Province including Foshan, Shunde, Dongguan Zhongshan and Gaoming. We believe that adequate facilities are available to accommodate our future expansion plans.

Legal Proceedings. We are currently not involved in any material litigation, arbitration or administrative proceedings in the New Generation Group of companies that could have a material adverse effect on our financial condition or results of operations. From time to time, we may be involved in disputes with individual employees. So far as we are aware, no material litigation, arbitration or administrative proceedings are pending.

Business Plan For Our Life And Accident Insurance Agency Business

We are engaged in the accident and life insurance agency business through our indirect ownership interest in Huahao Insurance Agency Ltd., a limited liability company organized and existing under the laws of the PRC (“Huahao Insurance”). Huahao Insurance was formed in 2002 and is engaged in the life and accident insurance agency business in the Guangzhou Province of China.

Huahao Insurance places insurance for and services personal accounts throughout the Guangdong Province of China. Huahao Insurance acts as an agent in soliciting and negotiating contracts of insurance through insurance companies which are located across China, and also acts as a broker in procuring contracts of insurance on behalf of insured’s. Huahao Insurance specializes in a popular market niche known as life and accident insurance.

The Insurance Industry. Insurance brokerage companies principally serve businesses, public institutions and individual clients, which we refer to as “insured’s,” by placing general and specialty insurance coverage on their behalf with insurance carriers, which we refer to as “insurers,” and providing risk management consulting services. Through their knowledge of the insurance market and preferred relationships with insurers, insurance brokers are able to assist their clients by negotiating competitive rates and policy terms. Insurance brokers also serve as a distribution channel for insurers and perform much of the administrative and customer service functions insurers would have to otherwise perform were they to sell insurance coverage directly. Insurance brokers are typically compensated by commissions paid by insurers on the premium volume placed. These services, whether to individuals or institutions, are generally referred to as retail brokering.

Our Insurance Business. A substantial portion of the commission and fee business of Huahao Insurance is derived from placing insurance for individuals. It services its clients through its network of four offices in the Guangdong Province. No material part of Huahao Insurance’s business is dependent upon a single customer or on a few customers, the loss of any one or more of which would have a materially adverse effect on Huahao Insurance. We placed insurance for a total of 21,942 policies in 2004 and 12,650 policies in 2005 due to the newly reformed lower entrance requirements to the industry, which lead to strong competition from a lot of new insurance agencies.

Competitive Strengths.

Distribution network. Our comprehensive distribution network enables us to have easy access to individual consumers. Moreover, the size and scale of our air ticketing operations in the Guangdong Province enable us to distribute life and accidental insurance in an efficient manner to all of our clients.

Agency Agreements. Our agency agreements with leading insurance companies enable us to deliver efficient service after policy sales are made. We entered into agency agreements with leading insurance companies, including the People’s Insurance Company of China, PingAn Insurance Company of China and the China Pacific Insurance Company, in January 2002. Since 2003, we have been granted “green channel” privileges by the above mentioned companies as a result of success in turnover, credibility, service level and industrial reputation. The lead time required for underwriting and settling claims has been shortened to a maximum of 7 working days by virtue of our “green channel” status, instead of the regular 15 working days for these matters. We believe that this arrangement will differentiate us from our competitors and will provide us with better opportunities to generate incremental revenues.

Experienced and motivated management team. Our top executive officers have over 35 years of combined experience in the insurance brokerage and financial services industries and are supported by a group of highly motivated professionals throughout our operations. The Chief Executive Officer of the New Generation Group, Zeliang Chen, has been with us since 2002. During his 10 years in the industry, he has gained substantial experience in insurance and financial services, the development of cross selling strategies, and operational integration. Due to his track record in the industry, he was appointed as the Representative Committee Member of China Insurance Brokerage Association in 2003, for a three-year term.

Cross-selling potential with the air ticketing services. Our strength in the air-ticketing business, which results from a large number of individual consumers, should benefit our insurance brokerage business. Given the similarities in selling procedures, we believe there is a great potential for joint marketing opportunities. In fact, life and accidental insurance polices can be incorporated with air-ticketing and hotel booking services into a package and sold as a value-added product to our customers.

Competition. The insurance brokerage and service business is highly competitive and there are many insurance brokerage and service organizations as well as individuals throughout the world who actively compete with Huahao Insurance in every area of its business. We are aware that there are firms in a particular locality which are as large as or larger than particular local office of our company which is located there. We believe that the primary factors determining our competitive position with other organizations in our industry are the overall cost and the quality of services rendered.

Our management believes that there is no single source of information and research report which is sophisticated enough for us to provide a meaningful estimate of the number of competitors and our competitive position in the insurance brokerage and service industry.

Huahao Insurance is also in competition with certain insurance companies which write insurance directly for their customers. Certain government benefits relating to life, health, disability, and accident are also alternatives to private insurance and hence indirectly compete with our business. To date, such direct writing and government benefits have had, in the opinion of the management of Huahao Insurance, relatively little effect on its business and operations, but we can make no prediction as to their effect in the future.

Business Strategy. Our objective is to continue our revenue growth while sustaining our profitability, and, to achieve this, we will focus on capitalizing on our competitive strengths and implementing the business strategy outlined below:

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

Commissions And Fees. The two major sources of operating revenues are commissions from brokerage and risk management operations and service fees from risk management operations. Information with respect to these two major sources as well as investment income and other revenue, including non-recurring gains, are as follows:
Pro-Forma Data	12/31/2005 USD	12/31/2004 USD	12/31/2003 USD
Commission income	359,459	423,243	929,916
Fee income	-	-
Investment income & others	640	166	99
Non-recurring income	-	-	-

The primary source of Huahao’s compensation for its brokerage services is commissions paid by insurance companies which are usually based on a percentage of the premium paid by the insured. Commission rates are dependent on a number of factors including the type of insurance, the particular insurance company and the capacity in which our company acts. In some cases we are compensated for brokerage or advisory services directly by a fee from a client, particularly when insurers do not pay commissions. We also receive contingent commissions which are generally based on the profit the insurance company makes on the overall volume of business placed by the company in a given period of time. Occasionally, we share commissions with other brokers who have participated with us in placing insurance or servicing insureds. We also receive service fees from providing risk management operations.

Sales Strategy. Our sales strategy is to be a single distribution point to the individual consumer market, serving their life and accident insurance and other risk management needs. Consequently, our sales strategy emphasizes:

•	Using consultative needs assessment to identify our clients’ insurance priorities;

•	Promoting teamwork between sales professional and product specialists on a local and regional basis; and

•	Maintaining an on-going consultative and trusted advisor relationship with out clients to increase client retention.

We have 30 sales professionals, who we evaluate by measuring the revenues they generate from new business and cross selling and the revenues they are able to retain from existing clients.

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

Business Plan For Our Business Value-Added Services

We provide business value-added services to a variety of customers. These services concentrate on business consultancy services, interactive marketing and incentive programs management for merchant chains and large corporations with significant user bases.

Business Consultancy Services. Our consultancy services are focused two areas. First, we provide consultancy services in the financial advisory sector including mergers and acquisitions advisory services, corporate restructuring advisory services and corporate finance advisory services. A specialty niche has been to consult with and advise local PRC companies in seeking foreign capital for their expansion programs.

Second, we assist Chinese companies in developing the international trade dimension of their own businesses and assist foreign companies to establish their businesses in China. We help Chinese companies in business development, marketing, sourcing and public relationship management in the international business environment.

These services are fee based, and our payment is structured either on a flat fee basis or on a success fee basis. Our consultancy services operation started in the last quarter of 2004 and our related revenues have been generated since early 2005.

Incentive Programs - WTC Link Information Service. In April 2003, Guangzhou World Trade Center Club Limited (“Guangzhou WTC Limited”), a 75% indirectly owned subsidiary of us, entered into an agreement with the Agricultural Bank of China providing for the introduction of a co-branded credit card. Pursuant to the agreement, Guangzhou WTC Limited is entitled to 15% of processing fees obtained in connection with the issuance of the credit card, with such amount increasing to 20% once the number of cards issued exceeds 10,000. The agreement is for a term of four years, subject to automatic extension for an additional four year term, unless terminated on two months’ prior notice.

In order to enhance the value and attraction of the co-brand credit card, Guangzhou World Trade Center Club Limited, formed in 2004 and a subsidiary of us (“WTC Limited”), implemented efforts to recruit merchants that will provide discounts of goods and services to the members of the co-brand credit card, and, as such, has become an aggregator for discount merchants. This program is still in development and has been tested out with a limited number of consumers and business associates. It has not been fully rolled out to consumers. There is a a substantial risk that the Company will terminate this program due to an unforeseen adverse business environment.

Being an aggregator for discount merchants, in connection with the co-branded credit card, WTC Limited derives and plans to derive its revenue from (1) managing our co-branded credit card program; (2) advising and executing marketing strategies through the leverage of the advertising space available on the air-ticket jackets of New Generation; (3) providing interactive marketing through a short message service enabling merchant discount programs to be made available to the public by cell phone in an arrangement in which revenues are shared with China Telecom; and (4) managing the customer relationship programs for merchant chains and large corporations.

Except for the co-brand credit card program mentioned above in item number 1, we have already generated revenues from the other three services areas.

In addition to our compensation under the agreement with the Agricultural Bank of China, we plan to derive revenues in the form of merchant fees, as well as from advertisement income of the promotional leaflets and brochures. The development of the credit card services has been slow due to an extended trial run period on the card system imposed by the card issuing bank, Agricultural Bank of China. Although we continue to work on the fully issuance of the co-branded credit card, expecting to be officially launched in year 2006, our management believes that we may not be able to derive any revenue from this card services in year 2006.

In addition to the four sources of revenue mentioned above, our role as an aggregator for discount merchants benefits customers by providing special discounts. It also further benefits us by building a valuable database of merchants and clients which will provide us the opportunity to promote and convert each of those merchants and clients to a member of one of our trade center clubs. This valuable database of merchants and clients will also help us to better promote and market to future target companies.

Competition. The definition of value-added services varies from company to company and it is not meaningful to compare our market position with other potential competitors. We provide value-added services on a customized basis, and we are not aware of any other company that offers the services that we do.

Our management believe that there is no single source of information and research report which is sophisticated enough for us to provide a meaningful estimate of the number of competitors and our competitive position in the value-added service industry.

Strategic Investments. We expand our business activities through strategic investments in companies which will directly or indirectly contribute positively to our overall revenues or profits. Strategic ventures which have no positive operation effect with our business or have a negative impact on our cash flow will not be initially considered. A group of business entities or an entity that will enable us to experience intrinsic growth will be considered, especially if they will enable us to evolve into a conglomerate in the Chinese business environment. The New Generation acquisition is an example of a major strategic investment by us. By acquiring New Generation, we can incorporate New Generation’s services to enhance our business club services, and at the same time can access New Generation’s huge client base of business travelers to recruit members for our Business Clubs.

Employees. We currently have 20 employees in our Value-Added Services division. We believe our future success will depend in large part upon the continued service of our technical and senior management personnel and our ability to attract and retain technical and managerial personnel. There can be no assurance that we will retain our key technical and managerial employees or that we can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. None of our employees are subject to any collective bargaining agreements.

Item 2.  Description of Property

Our main office and the Guangzhou World Trade Center Club facilities are located at 3rd Floor, Goldlion Digital Network Center, 138 Tiyu Road East, Tianhe, Guangzhou, and the PRC 510620. Such office and club facilities are held pursuant to a lease from Guangzhou Silver Disk Property Management Co. Ltd., which provides for an aggregate monthly rental of approximately $42,285 (RMB$350,000) and expires on July 31, 2007.

Our Beijing World Trade Center Club facilities are located at 2nd Floor, Office Tower II, Landmark Towers Beijing, 8 North Dongsanhuan Road, Beijing, the PRC. The five-year lease for the location of the Beijing WTC Club facilities, which runs from February 1, 2004 to January 31, 2009, was executed by Beijing Landmark Towers Co Ltd. and Beijing WTC Club. The terms of the lease provide for an aggregate monthly rental amount and management fees of approximately $14,640 (RMB$121,180) and contains a rent free period from February 1, 2004 to January 31, 2006.

Pursuant to the Share Exchange Agreement dated December 17, 2002, entered into by us and Mr. William Chi Hung Tsang, we acquired the entire issued share capital of General Business Network, which owned two commercial properties, one located at 20/F, Goldlion Digital Network Center, Unit 01-10, 138 Tiyu Road East, Tianhe, Guangzhou, the PRC (the “PRC Property”) and the other at Flat B, 12/F, Champion Center, 301-309 Nathan Road, Hong Kong (the “Hong Kong Property”). The PRC Property was sold in May 2005 for approximately $2,460,000. We rent out the Hong Kong Property at an annual rental income of $13,077 (HK$102,000).

Our Hong Kong office is located at Room 1217, 12/F, Metropolis Tower, 10 Metropolis Drive, Hunghom, Kowloon, Hong Kong SAR. The office is held pursuant to a lease from Wisdom Champion (12) Limited, which provides for an aggregate monthly rental of HKD18,765 (or US$2,406). The lease runs from August 16, 2004 to August 15, 2006.

Our Hong Kong executive quarter is located at Metropolis Residence, 8 Metropolis Drive, Hunghom, Kowloon, Hong Kong SAR. The residence is held pursuant to a lease from Mr. Wang Yun Hwa, which provides for an aggregate monthly rental of HKD12,000 (or US$1,538). The lease runs from August 16, 2004 to August 15, 2006.

Our subsidiary, New Generation, holds a property at Flat 601, 6/F, Shun Jing Crt, Huadu, Guangzhou, PRC with area approximately to 302 square meters.

New Generation holds a property at Flat 109, Blk 4, Haidian District, Beijing, PRC with area approximately to 92 square meters.

Item 3. Legal Proceedings

We are not aware of any pending or threatened legal proceedings, other than as set forth below, in which we are involved. In addition, we are not aware of any pending or threatened legal proceedings in which entities affiliated with our officers, directors or beneficial owners are involved.

On December 10, 2004, Kenneth P. Silverman, Esq., as Trustee for the Estate of Chief Executive Officers Clubs, Inc. (the “Trustee”), filed a Complaint against CEO Clubs China Limited, China World Trade Corporation, Simon Guo and J.P. Li (the “Complaint”), which commenced an Adversary Proceeding relating to a Chapter 7 bankruptcy case pending in the U.S. Bankruptcy Court for the Southern District of New York, captioned as In Re: Chief Executive Officers Clubs, Inc., Debtor. The Complaint alleges, among other things, that certain assets of the Chief Executive Officers Clubs, Inc. bankruptcy estate were transferred to our Company in violation of Section 549 of the Bankruptcy Code. It requests that the Bankruptcy Court order, among other things, a return of such assets by our Company and/or seeks a judgment against us in the amount of not less than $480,000.

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

Market Information

Our common stock is currently quoted on a limited basis on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “CWTD”. The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market:

(1) Investors may have difficulty buying and selling or obtaining market quotation;
(2) Market visibility for our common stock may be limited; and
(3) A lack of visibility of our common stock may have a depressive effect on the market price for our common stock.

The following table sets forth the range of bid prices of our common stock as quoted on the OTCBB during the periods indicated. The prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions.

		High (1)	Low

2005	First Quarter	$2.66	$1.90
	Second Quarter	$3.25	$1.80
	Third Quarter	$2.56	$1.89
	Fourth Quarter	$2.10	$1.31

2004	First Quarter	$9.20	$1.00
	Second Quarter	$5.00	$1.07
	Third Quarter	$9.95	$1.80
	Fourth Quarter	$4.50	$1.85

Our common shares are issued in registered form. Interwest Transfer Company in Salt Lake City, Utah, is the registrar and transfer agent for our common stock.

Effective September 1, 2002, we executed a 1 for 30 reverse stock split of the outstanding shares of common stock.

As a result of a debt-to-equity capital restructuring in September 2002, we issued a total of 4,000,000 shares of common stock for a total debt of $2,731,677

As a result of two share purchase agreements dated September 3, 2002 and December 17, 2002, respectively, and entered into between us and Powertronic Holdings Limited, on January 24, 2003 we issued a total of 2,000,000 shares of common stock and warrants to purchase up to 4,000,000 shares of common stock for a total purchase price of $1,000,000 to Powertronic Holdings Limited.

As a result of a share exchange agreement dated December 17, 2002 entered into between the Company and Mr. William Chi Hung Tsang, on January 24, 2003, we issued 4,000,000 shares of common stock and warrants to purchase up to 4,000,000 shares of common stock in exchange of 100% of the share capital of General Business Network (Holdings) Ltd.

As of December 31, 2005, there were 97 holders of record of 33,668,923 outstanding shares of common stock of the Company, not including approximately 3,500 holders of our shares in street name.

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

Agreements to Register

On December 5, 2003, a Registration Rights Agreement was executed by the Company conferring upon Chi Hung Tsang demand registration rights for (i) 3,000,000 shares of the Company's common stock ("Company Shares"), each with par value US$0.001 per share (the "Common Stock"); and (ii) shares underlying a two year warrant to purchase up to 6,000,000 shares of the Common Stock at an exercise price of US$0.75 per share. Upon written demand, the Company shall, register the shares and the shares underlying the warrants as soon as practicable and in no event later than 90 days from the notice. In addition, the Company must maintain the registration statement until all of the securities are sold or otherwise become freely tradable. [you do not register the warrants, instead you register the shares underlying the warrants. Typically, warrants do not get registered and trade on their own]

We have a Registration Rights Agreement, dated August 26, 2004, with the Purchasers under a Securities Purchase Agreement that was also executed on August 26, 2004, covering an aggregate of 2,321,003 shares of common stock issued to the Purchasers, and shares of common stock issuable to the Purchasers upon the exercise of warrants. In addition, we have a Registration Rights Agreement with Cornell Capital Partners, LP, dated November 15, 2004, covering the 14,285,714 shares of our common stock that may be registered for sale pursuant to the SEDA, in addition to 375,000 shares of common stock issued as compensation under the SEDA.

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

Currently, approximately 10,900,000 shares of our common stock are available for sale in accordance with the provisions of Rule 144. Additionally, future sales of stock owned by our affiliates may be permitted according to Rule 144. The availability for sale of substantial amounts of common stock under Rule 144 could adversely affect prevailing market prices for our securities.

Changes of Equity Securities During Period Covered By Report

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

On December 2, 2005, we issued 2,429,448 shares of common stock to Mr. Chi Hung Tsang pursuant to warrants issued on December 5, 2003.

On December 29, 2005, we issued a total of 249,478 shares of common stock according to our 2003 Non-Qualified Stock Compensation Plan

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

OVERVIEW

We were incorporated in the State of Nevada in 1998 to engage in any lawful corporate undertaking. Initially, our business objective was to open and operate business clubs in the major cities of China in association with the World Trade Center Association in order to position ourselves as the platform to facilitate trade between China and the world market. We currently operate two clubs, one in Guangzhou and the other in Beijing, PRC. Additionally, we expect to open clubs in Shanghai and Shenzhen, PRC in 2006. We have grown through acquisitions and internal growth and our business objectives have expanded as set forth in the following paragraphs.

Our growth and development as a business enterprise has been marked by a number of significant corporate events. Pursuant to a Share Exchange Agreement, dated as of August 10, 2000, between Virtual Edge Limited ("Virtual Edge") and Main Edge International Limited ("Main Edge"), Main Edge transferred all of the issued and outstanding shares of the capital stock of Virtual Edge to the Company in exchange for 1,961,175 shares of our pre-split common stock, representing approximately 75% of our outstanding shares of the common stock. Accordingly, we controlled the operations of Virtual Edge, and Main Edge became our majority stockholder. We then undertook an 8-for-1 forward split that was effective on 15th day of September 2000, which resulted in Main Edge owning 15,689,400 shares of our common stock. Then, five major developments occurred. These were: (i) the consummation of two private placement financings by Powertronic Holdings Limited ("Powertronic") in September 2002 and December 2002 in which it acquired shares of our common stock, (ii) an acquisition of all the issued and outstanding shares of General Business Network (Holdings) Ltd. in December 2002, (iii) a 1-for-30 reverse stock split that was effective on September 1, 2002, (iv) the assignment of the rights of the after tax rental income of certain premises from Mr. Tsang for a five year period in December 2003, and (v) the exercise of warrants for the shares of our common stock by Mr. Tsang and Powertronic in March 2004 and in July 2004, and the further exercise additional warrants in December 2004. As a result of these transactions, Mr. Chi Hung Tsang became the new major shareholder and owns over 12,600,000 shares of our common stock and Powertronic owns over 5,500,000 shares. Mr. Chi Hung Tsang is currently President and Chairman of our Board of Directors.

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

Since the completion of the acquisition of majority stake of Guangdong New Generation Commercial Management Limited (the “New Generation Group” or “New Generation”) in August 2004, the Business Travel Services division has provided the necessary platform for China World Trade Corporation to focus on the high growth, travel related businesses. New Generation aims to be the pioneer and to become one of the market leaders in the travel agency businesses through the operations of its seven subsidiaries in Southern China in ticketing sales for international and domestic flights as well as inbound business travel. Being a major consolidator of hotel accommodations and airline tickets in China, New Generation has already acquired the necessary licenses to operate as a ticketing and travel agent in the PRC. These licenses include 26 licenses as a ticketing agent for international and domestic flights for both cargo and passengers issued by the Civil Aviation Administration of China and the International Air Transport Association and three licenses as a domestic and international travel agent issued by the Administrative Bureau of Tourism of China. In addition, New Generation is also an authorized/licensed insurance agent in China to provide, in particular, accidental and life insurances.. New Generation is believed to contribute a solid revenue base to the Company.

The Business Value-Added Services division concentrates on value-added services of merchant related businesses as well as on consultancy services. WTC Link International Limited and other subsidiaries of China World Trade, leveraged the network and database of the Business Clubs and New Generation to provide business related services to its clients. In addition, this division also provides consultancy services to China World Trade's members and clients in the financial services areas (may we state here “corporate strategy and business development areas) including mergers and acquisitions, corporate restructuring and financing.

RESULTS OF OPERATIONS

The following table shows the financial data of the consolidated statements of operations of the Company and its subsidiaries for the years ended December 2005 and 2004. The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

	Year ended		Year ended
	Dec 31,	% of	Dec 31,	% of
	2005	Revenues	2004	Revenues
(In US$ thousands except per share data)

Operating revenues
Club and business center	894	11.4	551	17.8
Business travel services	4,983	63.6	1,672	54.1
Business value-added services	1,618	20.6	41	1.3
Others	344	4.4	829	26.8
Total Operating Revenues	7,839	100.0	3,093	100.0

Gross Profit
Club and business center	735	82.1	460	83.4
Business travel services	4,256	85.4	1,559	93.3
Business value-added services	(895)	(55.3)	39	95.1
Others	124	36.3	305	36.8
Total Gross Profit	4,220	53.8	2,363	76.4

Selling, general and administrative expenses	(9,168)	(116.9)	(8,133)	(263.0)
Impairment loss and depreciation	(342)	(4.4)	(1,438)	(46.5)

Loss from operations	(5,290)	(67.5)	(7,208)	(233.0)

Non-operating income (expenses)
Other income net of expenses	42	0.5	140	4.5
Interest expense net of income	(108)	(1.4)	(66)	(2.1)
Realized gain on available-for-sale securities	6,080	77.6	-	-
Gain on disposal of interest in a subsidiary	86	1.1	-	-
Loss on disposal of leasehold land and building	(255)	(3.2)	-	-
Profit on increase in shareholding in subsidiary	-	-	-	-

Income before income taxes and minority interest	555	7.1	(7,134)	(230.7)

Income taxes	(254)	(3.2)	(47)	(1.5)

Net income before minority interest	301	3.8	(7,181)	(232.2)

Minority interest	(283)	(3.6)	(413)	(13.4)

Net Profit/(loss)	18	0.2	(7,594)	(245.6)

Profit/(Loss) per share of common stock
- Basic	$0.00		$(0.32)

FISCAL YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004.

OPERATING REVENUE

The Company has started to recruit members, and to provide club and business center services through its subsidiary Guangzhou World Trade Center Club located in Guangdong Province, the PRC since June 2002, business value-added services and others business through other subsidiaries of the Company since March 2003. We have commenced our operation in the business travel business since our acquisition of New Generation in August 2004. Investment in listed shares and rental incomes are grouped under others operating revenues and others gross profit. Consolidated operating revenue for the twelve-month period ended December 31, 2005 was $7,839,000, compared to $3,093,000 for the same corresponding period in year 2004, an increase of $4,746,000 or 153.4%. The increase was mainly the result of the increase in revenue generated from business travel services, club and business center and business value-added services. This increase was partially offset by the decrease in rental income and the discontinuation of the cattle hide trading business.

Of the $7,839,000 revenue in the twelve-month period ended December 31, 2005, approximately $894,000 (11.4%) was generated from providing club related services by Guangzhou World Trade Center Club and Beijing World Trade Center Club, $4,984,000 (63.6%) from business travel services resulting from the acquisition of the New Generation Group, $1,618,000 (20.6%) from business value-added services, and the remaining $344,000 (or 4.4%) from other (rental and listed shares investment) businesses. The acquisition of New Generation has contributed positively to our operating revenue. In addition, our cost of sales is generally positively related to our operating revenue, i.e., the higher the operating revenue, the higher the cost of sales and vice versa.

For the year ended December 31, 2005, New Generation sold a total of over 1,187,000 tickets, which translates to a total value of air-ticket fare of approximately $145 million. As compared to the same corresponding period in year 2004, ticket sold of New Generation increased by 192,000 tickets (or 19.3%) from approximately 995,000 tickets with value of air-ticket fare increased by $26.3 million (or 22.1%) from $118.9 million.

Consolidated gross profit increased $1,857,000 or 78.6% for the twelve-month period ended December 31, 2005 over the same corresponding period in year 2004. The increase was predominantly driven by our business travel services resulting from the acquisition of the New Generation in August 2004 and our club and business center services. Such an increase was partially offset by the decrease in the business value-added services and rental income. As a percentage of total operating revenues, consolidated gross profit margins of 53.8% in 2005 decreased from 76.4% in 2004. However, the lower profit margin as a percent of operating revenues for the year ended December 31, 2005 as compared to the same corresponding period in 2004 was primarily contributed by the negative margin from our business value-added services. We received common stock as compensation from the client for our services rendered. According to EITF Issue No. 00-8, we recognize our revenue in relation to a project using the share price of the common stock we received on the contract date. Subsequently, we subcontracted part of the services of the same project to an independent consultant at a later date and according to FAS 123, paragraph 8, we needed to record the compensation paid to non-employees in exchange of goods and services at fair value. The negative gross profit margin for the year ended December 31, 2005 of our consulting business was the result of the timing difference between the dates of the contract with our client and the subcontracting during an upward trend of the share prices of the common stock we received for services rendered.

Of the $4,220,000 total gross profit for the year ended December 31, 2005, approximately $735,000 (or 17.4%) was generated from providing club and business center services, approximately $4,256,000 (or 100.9%) from business travel services, approximately a loss of $895,000 (or -21.2%) from providing business value-added services, and approximately $124,000 (or 2.9%) from other (rental and investment) businesses. As compared to the same corresponding period in year 2004, the club and business center services represented a 19.5% (or $460,000) of the total gross profit; 66.0% (or $1,559,000) was generated from the business travel business; 1.6% (or $39,000) from providing business value-added services; and the remaining 12.9% (or $305,000) from other (rental and trading) businesses. The shift in segmental distribution was primarily due to the increase in gross profit in the business travel services, resulting from the acquisition of the New Generation Group. We foresee that this segment mix will continue to change and balance out in year 2006 upon further development in the business value-added services and the expected opening of World Trade Center Club Shanghai in the year 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by approximately $1,035,000 or 12.7% to $9,168,000 for the year ended December 31, 2005 from $8,133,000 for the same corresponding period in 2004. The increase was mainly a combination of the increase in professional fee resulting from our consulting business in the amount of approximately $493,000, the increase in other professional fees and marketing and information and technology in the total amount of approximately $510,000,.

Of the $9,168,000 selling, general and administrative expenses incurred for the year ended December 31, 2005, the majority of it was approximately $2,456,000 in staff related costs; approximately $1,477,000 in professional expenses in financial consultancy, investor relation and marketing consultancy; approximately $870,000 in building management and rental expenses which were necessary for the operations of our world trade centre clubs in Guangzhou and Beijing; approximately $430,000 in director related salaries; approximately $1,263,000 in the expenses of subcontracting our consultancy business. The management does not foresee this increasing trend will continue and they will continue to impose respective measures for trimming costs.

IMPAIRMENT LOSS AND DEPRECIATION

Total impairment loss and depreciation were approximately $342,000 for the year ended December 31, 2005, as compared to the same corresponding period in year 2004, a decrease of $1,096,000 or 76.2% from $1,438,000. The decrease was mainly due to the decrease in the impairment loss in the amount of approximately $1,167,000 which was off-set by the increase in depreciation and amortization charge of approximately $70,000 over the corresponding period in year 2004.

FINANCIAL INCOME/(EXPENSES), NET

Interest expenses were approximately $136,000 for the year ended December 31, 2005, as compared to the same corresponding period in year 2004 in the amount of $66,000, an increase of $70,000 or 106.1%. The majority of the increase was the result of consolidating the interest expenses incurred by the New Generation in relation to an increased bank loan in the amount of RMB10,000,000 (approximately equals US$2.3 million) to RMB19,000,000 (approximately equals to US$2.4 million)

OTHER INCOME AND REALIZED GAIN

The other income and realized gain increased by approximately $6,080,000 for the year ended December 31, 2005. The increase was the result of the gain on disposal of securities during the reporting period which we received as compensation for our consultancy services rendered. These securities may be sold only when earned under the respective consulting agreements, and it is our intention to sell shares earned as promptly as practicable in order to generate income for the company, subject to compliance with federal securities laws.

GAIN ON DISPOSAL OF INTEREST IN A SUBSIDIARY

Gain on disposal of interest in a subsidiary recorded at approximately $86,000 for the year ended December 31, 2005 compared to none for the same corresponding period in year 2004. The gain resulted from the disposal of our subsidiary WTC Link International Limited, which the management found the issue of co-brand credit card and the discount merchant program has limited progress.

LOSS ON DISPOSAL OF LEASEHOLD LAND AND BUILDING

The loss on disposal of leasehold land and building increased by approximately $255,000 for the year ended December 31, 2005, as compared to none for the same corresponding period in year 2004. The loss was primarily the result from the payment of PRC tax and levy in the amount of approximately $229,000 resulting from the disposal of our Guangzhou property in May 2005.

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

Income taxes were $254,000 for the year end December 31, 2005, as compared to US$47,000 for the same corresponding period in year 2004. The increase of income taxes was mainly from the operation of New Generation.

NET PROFIT

Net profit was approximately $18,000 for the year ended December 31, 2005, as compared to the same corresponding period in year 2004, an increase of $7,612,000 or 100.2% from a loss of $7,594,000. The increase in net income was the result of the recognition of the net gain from the disposal of securities which were received for compensation of our consultancy services. The increase was partially offset by the increase in loss from operations resulting from the increase in selling, general and administrative expenses of our business traveling services and consulting business within the business value-added services. Management believes that our operations will continue to improve and we do not foresee a trend of losses

LIQUIDITY AND CAPITAL RESOURCES

We have banking facilities granted in the total amount of approximately $2.4 million, of which approximately $2.3 million has been utilized as of December 31, 2005. These facilities include $1,250,000 in revolving loan; $1,120,000 in short term loan with pledged deposit of $412,000. The weighted average interest rate for these facilities is charged at 7.254% per annum.

As of December 31, 2005, cash and cash equivalents totaled $3.2 million. This cash position was the result of a combination of net cash provided by investing activities in the amount of $9,724,456, offsetting by net cash used in operating activities in the amount of $8,189,443 and net cash used in financing activities in the amount of $124,417. The increase in investing activities was mainly due to the disposal of available-for-sale securities of $6,838,178, net result of disposal and acquisition of property, plant and equipment of $1,910,594 and the disposal of intangible asset of $1,320,000. The net cash used in operating activities was mainly the result from the realized gain and received as income on available-for-sale securities of $7,122,003 and changes in working capital, which consists of the pledge of deposit of $412,484, decrease in account receivables of $1,913,350 and the increase in rental and other deposit of $721,732. Net cash used in financing activities was result from the repayment of advance from a shareholder amount to $183,405.

During the reporting period of year ended December 31, 2005, a total of 100,000 shares of the common stock of China World Trade Corporation were issued to Greentree Financail Corporation, Inc. in relation to a consulting service.

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

OTHER SIGNIFICANT EVENTS

On March 29, 2005, our board of directors approved the sale of the after-tax rental income rights of 21 st and 23 rd Floor, Goldlion Digital Network Center, 138 Tiyu Road East, Tianhe, Guangzhou to our Chairman, Mr. Chi Hung Tsang at the book value of $1,320,000. As a result, a cash balance due from Mr. Tsang in the amount of $377,504 as of March 31, 2005 was subsequently paid off on April 28, 2005. The total consideration of $1,320,000 would be used to provide additional working capital for our group of companies.

On December 30, 2004, General Business Network (Holdings) Limited entered into a sale and purchase agreement with Guangzhou Goldlion Environmental Technology Company Limited for the sale of our property holding located in Guangzhou, the PRC for a consideration of approximately $2,500,000. This transaction was completed on May 31, 2005.

On May 31, 2005, we closed on the sale of our property at 20 th Floor, Goldlion Digital Network Center, 138 Tiyu Road East, Tianhe, Guangzhou at approximately one percent discount to our book value in the amount of $2,457,000, as previously reported. The net proceeds of the sale will be used to provide additional working capital for our group of companies.

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

Pursuant to such agreement, we have agreed to purchase 22.68% of the share capital of the Travel Agency. We have further agreed to increase our purchase of the share capital of the Travel Agency until we own 70% of the outstanding share capital. The purchase price will be calculated based on the net assets of the Travel Agency as of June 30, 2005, as determined by an independent certified public accountant in the Peoples’ Republic of China, and is expected to be approximately $120,000.

We have additionally agreed to purchase 70% of the Transportation Company during the period August 1, 2005 through July 31, 2006. The purchase price is to be calculated based on its net assets as of June 30, 2005, as determined by an independent certified public accountant in the Peoples’ Republic of China, and is expected to be approximately $600,000. We paid an initial deposit of approximately $60,000 upon execution of the agreement and are required to pay an additional $69,000 by January 27, 2006, with both amounts being deducted from the final purchase price.

Upon payment of the $60,000, we took over routine operations of the Transportation Company for one year. During the subcontracting year, however, the Transportation Company’s equity holders retain the ability to make decisions with respect to major transactions, such as the acquisition or disposition of significant assets, incurrence of significant indebtedness or entering into new lines of business. If the closing of the full 70% is not consummated by July 31, 2006, due to reasons outside of our control, we are not entitled to the return of any amounts previously paid. Upon consummation of the full 70% acquisition by July 31, 2006, we become a shareholder owning a 70% interest in the Transportation Company.

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

Item 7.  Financial Statements

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
China World Trade Corporation

We have audited the accompanying consolidated balance sheet of China World Trade Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Group is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Group’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Trade World Corporation and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC

Certified Public Accountants

Salt Lake City, Utah, USA
April 15, 2006

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

/s/ MOORES ROWLAND MAZARS

Chartered Accountants
Certified Public Accountants
Hong Kong

Date: April 14, 2004

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET (Expressed in United States Dollar (“US$”), except for per share data)

		December 31, 2005
ASSETS	Note
Current assets
Cash and cash equivalents		3,234,863
Pledged bank deposit		412,484
Accounts receivables, net	5	3,377,343
Available-for-sale securities	8	1,413,750
Prepayments		231,428
Other current assets		446,750
Loans receivables	12	410,946
Rental and other deposits	6	2,461,487
Due from related parties	7	614,183
Due from related companies	7	113,199
Total current assets		12,716,433

Property use rights, net	9	1,572,657
Goodwill	10	11,279,314
Property, plant and equipment, net	11	1,024,678
Total assets		26,593,082

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payables	14	3,070,892
Accrued expenses		644,044
Due to a shareholder	15	137,131
Due to related parties	7	27,646
Due to related companies	7	77,578
Income tax payable		1,422,308
Tax penalty payable		1,026,680
Deferred income		381,081
Short-term bank loan	13	2,346,461
Hire purchase creditor - current portion		13,333
Other current liabilities		1,300,989
Total current liabilities		10,448,143
Hire purchase creditor - non-current portion		36,667
Total liabilities		10,484,810

Minority interest		2,186,542

Commitments and contingencies		-

Shareholders' equity
Preferred stock, par value of US$0.001 each; 10,000,000 shares authorized, none issued or outstanding
Common stock, par value of US$0.001 each; 50,000,000 shares authorized, 33,668,923 shares issued and outstanding as of December 31, 2005	18	33,669
Additional paid-in capital		31,014,949
Statutory reserves	21	169,624
Accumulated other comprehensive income
- unrealized gain on available-for-sale securities		751,250
- foreign currency translation adjustment		23,990
Accumulated deficit		(18,071,752)
Total shareholders’ equity		13,921,730

Total liabilities and shareholders’ equity		26,593,082

See accompanying notes to consolidated financial statements.

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Expressed in United States Dollar (“US$”), except for per share data)

		Year ended December 31,
	Note	2005	2004
Operating revenues
Club and business centre		$894,550	$551,497
Business traveling services		4,983,468	1,671,605
Business value-added services		1,618,413	40,695
Rental		221,699	701,284
Trading and others		121,094	127,663
		7,839,224	3,092,744
Operating costs and expenses
Club and business centre		(159,742)	(91,415)
Business traveling services		(727,089)	(112,588)
Business value-added services		(2,513,523)	(1,841)
Rental		(98,762)	(403,735)
Trading and others		(119,767)	(120,224)
		(3,618,883)	(729,803)
Other expenses
Depreciation and amortization		(303,797)	(233,298)
Impairment losses on intangible assets		-	(222,676)
Impairment loss on goodwill		-	(388,118)
Impairment of property, plant and equipment		(38,598)	(594,343)
Selling, general and administrative expenses		(9,167,728)	(8,133,140)
		(9,510,123)	(9,571,575)

Loss from operations		(5,289,782)	(7,208,634)
Non-operating income (expense)
Other income		42,581	138,994
Interest income		28,171	1,020
Interest expense		(136,426)	(65,909)
Gain on disposal of a subsidiary		85,854	-
Realized gain on disposal of available-for-sale securities		6,079,960	-
Loss on disposal of property, plant and equipment		(254,740)	-
Profit/(loss) before income tax and minority interests		555,618	(7,134,529)
Income tax expense	4	(254,419)	(46,553)
Profit/(loss) before minority interests		301,199	(7,181,082)
Minority interests		(282,975)	(413,311)
Net income/(loss)		$18,224	$(7,594,393)

Per share data:
Earnings (loss) per share
Basic		0.00	(0.36)
Diluted		0.00	(0.36)

Weighted average number of shares outstanding
Basic		31,154,526	21,102,405
Diluted		31,154,526	21,102,405

Net income/(loss)		18,224	(7,594,393)
Other comprehensive income (loss):			-
Unrealized holding gain arising during the year		751,250	-
Foreign currency translation adjustments		23,990	-

Comprehensive income (loss)		793,464	(7,594,393)

See accompanying notes to consolidated financial statements.

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY (Expressed in United States Dollar (“US$”), except per share data)

			Common stock
	Note		No. of shares	Amount issued	Additional paid in capital	Accumulated other comprehensive income (loss)	Statutory reserves	Accumulated deficit	Total

Balance as of January 1, 2004			15,981,601	15,982	14,347,859	-		(10,325,959)	4,037,882
Common stock issued in exchange for services in February 2004			244,000	244	374,956	-	-	-	375,200
Exercise of warrants on March 22, 2004			1,500,000	1,500	1,123,500	-	-	-	1,125,000
Option issued in exchange for services on February 27, 2004			-	-	311,200	-	-	-	311,200
Common stock issued in exchange for services on May 7, 2004			24,027	24	99,976	-	-	-	100,000
Common stock issued as consideration for acquisition of a subsidiary on May 7, 2004			80,000	80	239,920	-	-	-	240,000
Common stock issue in exchange for service on July 12, 2004			50,500	51	160,149	-	-	-	160,200
Exercise of warrants on July 20, 2004			2,000,000	2,000	1,148,000	-	-	-	1,150,000
Exercise of warrants on July 20, 2004			1,500,000	1,500	1,378,500	-	-	-	1,380,000
Common stock issued as consideration for acquisition of a subsidiary on July 30, 2004			4,081,238	4,081	7,459,687	-	-	-	7,463,768
Common stock issued as a compensation for termination of a contract			2,000	2	4,998	-	-	-	5,000
Common stock issued upon 1 st private placement			433,333	433	649,567	-	-	-	650,000
Modification of The 2003 Plan			-	-	645,718	-	-	-	645,718
Exercise of options of The 2003 Plan			370,857	371	-	-	-	-	371
Exercise of options for services			58,552	58	-	-	-	-	58
Common stock issued in exchange for placement agent services			375,000	375	862,125	-	-	-	862,500
Warrant issued in exchange for placement agent services			-	-	288,427	-	-	-	288,427
Common stock issued upon 2nd private placement			966,667	967	1,449,034	-	-	-	1,450,001
Warrant issued for waiver of sole registrants			-	-	277,335	-	-	-	277,335
Exercise of warrants on December 15, 2004			1,574,074	1,574	(1,574)	-	-	-	-
Exercise of warrants on December 15, 2004			1,648,148	1,648	(1,648)	-	-	-	-
Net loss			-	-	-	-	-	(7,594,393)	(7,594,393)
Transfer to statutory reserves			-	-	-	-	44,403	(44,403)	-
Balance as of December 31, 2004			30,889,997	30,890	30,817,729	-	44,403	(17,964,755)	12,928,267
Common stock issued in exchange for consultancy services on April 19, 2005	19(c	)	100,000	100	199,900	-	-	-	200,000
Exercise of warrants on December 2, 2005	19(b	)	2,429,448	2,429	(2,429)	-	-	-	-
Exercise of options of The 2003 Plan on December 29, 2005	19(a	)	249,478	250	(251)	-	-	-	(1)
Net profit			-	-	-	-	-	18,224	18,224
Transfer to statutory reserve							125,221	(125,221)	-
Foreign currency translation adjustment			-	-	-	23,990	-	-	23,990
Unrealized gain on available-for-sale securities			-	-	-	751,250	-	-	751,250
Balance as of December 31, 2005			33,668,923	33,669	31,014,949	775,240	169,624	(18,071,752)	13,921,730

See accompanying notes to consolidated financial statements.

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS CASHFLOWS (Expressed in United States Dollar (“US$”))

		Year ended December 31,	Year ended December 31,
	Note	2005	2004
Cash flows from operating activities:
Net income (loss)		18,224	(7,594,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of land and building		25,676
Minority interest		282,975	413,311
Amortization on intangible asset		90,000	360,000
Depreciation and amortization		303,797	233,298
Impairment loss on property, plant and equipment		38,598	594,343
Impairment loss on goodwill		-	388,118
Impairment loss on intangible assets		-	222,676
Impairment loss on current assets		105,799	-
(Decrease) increase in deferred income		(20,642)	3,546
Provision for bad debts due from related companies		-	236,247
Stock, options and warrants issued for services		232,500	2,379,862
Cashless exercise of option		-	429
Staff compensation cost		-	645,718
Realized gain on available-for-sale securities		(6,079,960)	-
Gain on disposal of a subsidiary		(85,854)	-
Available for sale securities received as income		(1,042,043)	-
Changes in working capital:
Pledged deposit		(412,484)
Trade and other receivables		-	1,865,106
Accounts receivables		(1,913,350)	-
Other current assets		(165,593)	-
Loans receivable		(410,946)	-
Due from related parties		109,037	-
Due from related companies		237,791	-
Rental and other deposits		(721,732)	(329,535)
Prepayments		(201,525)	515,499
Inventories		136,112	(97,637)
Hire purchase creditor		50,000	-
Account payables		703,764	-
Accrued expenses		258,939	-
Other current liabilities		33,710	891
Due to related parties		(58,317)	-
Due to related companies		51,494
Income tax payable		205,952	37,400
Net cash provided from (used in) operating activities		(8,228,078)	(125,121)
Cash flows from investing activities:
Acquisition of a subsidiary		(92,327)	(2,382,036)
Acquisition of property, plant and equipment		(508,153)	(688,622)
Acquisition of intangible assets		-	-
Disposal of a subsidiary		(272,477)	-
Proceeds from disposal of intangible asset		-	-
Proceeds from disposal of property, plant and equipment		2,457,382	-
Proceeds from disposal of short-term investment		24,163	-
Proceeds from disposal of available-for-sale securities		6,838,178	-
Proceeds from disposal of intangible asset		1,320,000	-
Acquisition of available-for-sale securities		(3,675)	-
Purchase of investment securities		-	-
Loan advance to a related company		-	-
Net cash used in investing activities		9,763,091	(3,070,658)
Cash flows from financing activities:
Repayment of advance from a shareholder		(183,405)	-
Proceeds from issuance of shares upon exercise of warrants		-	3,655,000
Proceeds from issuance of shares upon private placements		-	2,100,001
Advance from a shareholder		-	320,536
Proceeds from new bank loan		1,111,482	604,076
Repayment of amount borrowed		(1,052,495)	(1,974,337)
Capital contribution from minority shareholder of a subsidiary		-
Net cash provided by financing activities		(124,418)	4,705,276
Foreign currency translation adjustments		-	-
Net increase in cash and cash equivalents		1,410,595	1,509,497
Cash and cash equivalents at beginning of year		1,824,268	314,771
Cash and cash equivalents at end of year		3,234,863	1,824,268

Supplemental disclosure information:
Interest paid		138,757	61,157
Income tax paid		52,108	9,153

Non-cash transactions:
Purchase of subsidiaries by:
- issuance of common stock		-	7,706,383
- purchase consideration in arrear		-	120,000
Disposal of a subsidiary by:
- disposal consideration in arrear		225,644

See accompanying notes to consolidated financial statements.

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

China World Trade Corporation (“CWTC”) was incorporated under the laws of the State of Nevada on January 29, 1998 as Weston International Development Corporation. On July 28, 1998, the name was changed to Txon International Development Corporation. On September 15, 2000 CWTC changed to its existing name. CWTC acts as an investment holding company.

The Company and subsidiaries are hereinafter collectively referred to as the “Group”.

Details of the major direct and indirectly owned subsidiaries and their principal activities as of the date of this report are summarized below:

Name of company	Date of acquisition/ formation	Place of incorporation	Equity interest owned by the Company	Principal activities
Beijing World Trade Centre Club	April 1, 1999	PRC	75%	Club services

CEO Clubs China Limited	May 7, 2004	Hong Kong	51%	Licensing

China Chance Enterprises Limited	January 26, 2004	BVI	100%	Equity holding company

Creative Idea Group Limited	January 2, 2004	BVI	100%	Business consulting service

General Business Network (Holdings) Limited	January 24, 2003	Hong Kong	100%	Equity holding company and properties investment

General Business Network (Guangzhou) Company Limited	December 25, 2002	PRC	100%	Equity holding company

Guangdong Airport Tour Service Limited	August 2, 2004	PRC	75.4%	Travel ticketing agency

Guangdong Hauhao Insurance Agency Limited	January 15, 2002	PRC	31.6%	Insurance agency

Guangdong New Generation Air Tour Service Ltd.	September 30, 2004	PRC	25.6%	Travel ticketing agency

Guangdong New Generation Commercial Management Limited	August 2, 2004	PRC	51%	Travel ticketing agency and holding company

Guangdong Boundless Travel Electronics Services Co. Ltd.	July 29, 2004	PRC	25.6%	Room booking services and travel ticketing agency

Guangzhou Hongyan Travel Services Limited	July 17, 2004	PRC	30.6%	Travel ticketing agency

Guangzhou World Trade Centre Club	December 29, 2001	PRC	75%	Club services

Guangzhou Xinyou Foreign Enterprise Services Limited	May 18, 2004	PRC	30.6%	Garment trading

Polysend Trading Limited	March 6, 2003	Hong Kong	100%	Leather trading

Sino Platform Limited	January 4, 2004	BVI	100%	Equity holding company

Virtual Edge Limited	August 14, 2000	BVI	100%	Equity holding company

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of consolidation

These accompanying consolidated financial statements include the financial statements of CWTC and subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The results of subsidiaries acquired or disposed of during the year are consolidated from or up to the date of their effective dates of acquisition or disposal, respectively.

All significant inter-company balances and transactions have been eliminated in consolidation.

(b) Use of estimates

The preparation of consolidated financial statements requires management of the Group to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c) Cash and cash equivalents

Cash and cash equivalents of US$3,234,863 as of December 31, 2005 consist principally of cash at bank. For purposes of the consolidated statements of cash flows, the Group considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. None of the Group’s cash is restricted as to withdrawal except pledged deposit amounting to US$ 412,484, which has been separately disclosed in current assets. .

(d) Accounts receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Group’s best estimate of the amount of probable credit losses in the Group’s existing accounts receivable. The Group determines the allowance based on historical write-off experience of the Group. The Group reviews its allowance for doubtful accounts on a regular basis. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by industry. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Group does not have any off-balance-sheet credit exposure related to its customers.

(e) Property-use rights

Property-use rights are stated at cost less accumulated amortization and impairment losses. Costs of the property-use rights are amortized over the term of the relevant rights on a straight line basis.

(f) Property, plant and equipment

Property, plant and equipment and leasehold improvements are stated at cost less accumulated depreciation and impairment losses, if any. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

Depreciable life
Leasehold land and buildings	50 years
Leasehold improvements	2 - 3 years
Office and computer equipment	3 - 5 years
Motor vehicles	3 - 6 years
Furniture and fixtures	5 - 10 years

(g) Goodwill on consolidation

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

(h) Impairment of long-lived assets

In accordance with FASB Statement 144, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Group determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

(i) Deferred income

Deferred income represents unamortized non-refundable admission fees, membership fees and licensing fees received but the related services, or portion of the services, have not yet been rendered.

(j) Revenue recognition

The Group recognizes revenue when persuasive evidence of an arrangement exists, the element has been delivered, the fee is fixed or determinable, collection of the resulting receivable is probable, and VSOE of the fair value of any undelivered element exists. A discussion about these revenue recognition criteria and their applicability to the Group’s transactions as follows:

Persuasive evidence of an arrangement: The Group uses either contract signed by both the customer and the Group or written sales receipt issued by the Group that legally bind the Group and the customer as evidence of an arrangement.

Product delivery: The Group deems delivery to have occurred when the air tickets are accepted by and title and risk of ownership has passed to the customer. Delivery of other services are recognized as services are rendered under the terms of the contract.

Fixed or determinable fee: The Group considers the fee to be fixed or determinable if the fee is not subject to refund or adjustment and the payment terms are within its normal established practices. If the fee is not fixed or determinable, the Group recognizes the revenue as amounts become due and payable.

Collection is deemed probable: The Group conducts a credit review for all significant transactions at the time of the arrangement to determine the credit-worthiness of the customer. Collection is deemed probable if the Group expects that the customer will pay amounts under the arrangement as payments become due.

(i)	Club and business center

The Group, through its Business Club, provides members a commercial and recreational service, education programs and business networking programs. The Group generally records membership revenue as deferred income on its consolidated balance sheets and recognizes it over the membership period. Revenues generated from memberships that are subject to a pro rata refund are recognized ratably over the membership period.

(ii)	Business traveling services

Travel distribution services

The Group engages in the air-ticketing, hotel room booking and travel agency businesses and receives commissions from travel suppliers for air travel, hotel rooms, vacation packages and cruises booked through its toll-free call center, websites and reseller network. Commissions from travel providers are recognized upon delivery of the appropriate confirmation or air ticket to the customers. Commissions from hotel room booking are recognized upon the confirmation of a customer’s stay with the hotel. The Company is not the primary obligor of the arrangement of these services and revenue is reported net in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”.

For informational purposes, the commission income of the Group was derived from air-ticketing services with total values as follows:

	Year ended	Year ended
	December 31, 2005	December 31, 2004
	US$	US$

Value of air-ticket fare	147,995,206	54,890,272

Life and accident insurance agency business

The Group engages in the life and accident insurance agency business in PRC. Commission revenues from the carriers for life and accident insurance are received and recognized during the underlying policy period.

For informational purposes, the commission income of the Group was derived from insurance policies with total premium income as follows:

	Year ended	Year ended
	December 31, 2005	December 31, 2004
	US$	US$

Premium income of insurance policies	11,892,144	2,489,675

(iii)	Business value-added services

Revenues from various business consultancy services contracts are recognized as services are provided. There are two basic types of services contracts: (1) fixed price (or flat fee basis) services contracts and (2) services contracts which may or may not be signed in advance for similar service on a success basis (success fee basis). Fixed price services contracts are generally performed evenly over the contract period, and, accordingly, revenue is recognized on a pro-rata basis over the life of the contract. Revenues derived from other services contracts are recognized when the services are performed in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition, revised and updated.” Expenses related to all services contracts are recognized as incurred.

For fixed price services contracts for which fees are received in the form of marketable securities, revenue is recognized with reference to the fair value of marketable securities as of the vested date. Vested date is taken as the contract date and fair value of the marketable securities is determined by multiplying quantity of shares received by the closing market price as of contract date. Revenue is recognized on a pro-rata basis over the life of the contract.
(iv)	Rental and others

Rental

The Company also leases business facilities to members of the Club. These leases are classified as operating leases and the lease revenues are recognized based on the lease term of the facilities.

Others

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition of Financial Statements”, when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured.

(v)	Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

(k) Advertising costs

The Group expenses advertising costs as incurred in accordance with the SOP 93-7, “Reporting for Advertising Costs”. Advertising costs are expensed as incurred and were US$312,207 for the year ended December 31, 2005 and US$ 98,848 for the year ended December 31, 2004.

(l)	Income taxes

The Group accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statement of operations in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized. For details please refer to Note 4 to these financial statements.
(m)	Foreign currency translation

Assets and liabilities of the Group whose functional currency is the local currency are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average exchange rates for the year. The net exchange differences resulting from these translations are reported in accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations.

(n)	Business segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Group’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements.
The Group operates in five principal business segments: club and business centre, business traveling services, business value-added services, rental, trading and others. There reportable segments are strategic business units that offer different services. They are managed separately because they provide distinct service that requires different knowledge and marketing strategies. The network maintenance service and Internet café segment were acquired as a unit, and the management at the time of acquisition was retained.

(o)	Stock-based compensation

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities (excluding small business issuers) for the fiscal year beginning after June 15, 2005. The Group adopted SFAS No. 123(R) on January 1, 2006 using the modified-prospective transition method. Had the Group adopted SFAS No. 123(R) for the year ended December 31, 2005, its diluted earnings per share would have been unchanged, and going forward, the Group expects that the adoption of SFAS No. 123(R) will have a similar effect on diluted earnings per share.

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

Had compensation expense for the same stock options been determined based on their fair values at the dates of grant and been amortized over the period from the date of grant to the date that the award is vested, as consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been reported as follows:

	Year ended	Year ended
	December 31, 2005	December 31, 2004

Net profit (loss), as reported	18,224	(7,594,393)
Total stock-based employee compensation expense determined under intrinsic value based on method for all awards, net of tax	Nil	645,718
Total stock-based employee compensation expense determined under fair value based on method for all awards, net of tax	Nil	(891,425)
Pro forma	18,224	(7,840,100)
Earning (loss) per share
- Basic and diluted
As reported	0.00	(0.36)
Pro forma	0.00	(0.37)

The fair value of the options granted is estimated on the date of grant and date of modification using a Black-Scholes option pricing model with the following weighted average assumptions used:

	Years ended December 31,
	2005	2004
Dividend yield	-	-
Expected price volatility	224%	224%
Risk-free interest rate	2.1%	2.1%
Expected life of options (in years)	3	3
Weighted-average fair value of options granted or modified	$0.62	$1.97

The weighted average fair value per option granted at the date of grant and date of modification was US$0.62 and US$1.97 respectively. For purposes of pro forma disclosure, the estimated fair value of the options is amortized on a straight line basis to expense over the options’ vesting periods, i.e., 3 years as prescribed under The 2003 Plan.

(p)	Comprehensive income (loss)

Accumulated comprehensive income, as presented in the accompanying consolidated statement of stockholder equity consists of changes in unrealized gains and losses on foreign currency translation as well as unrealized gains or losses from available-for-sale securities. This comprehensive income is not included in the computation of income tax expense or benefit.

(q)	Related party

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the party in making financial and operating decisions or vice versa, or where the Group and the party are subject to common control or common significant influence. Related parties may be individuals or other entities. All material related party transactions have been disclosed in the disclosure note 15 to the financial statements.

(r)	Concentrations of credit risk

Financial instruments that potentially subject the Group to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Group performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

The Group utilizes a limited number of suppliers for certain components used in its products but has no long-term supply contracts with them.

(s)	Fair value of financial instruments

Management considers that the carrying amounts of the Group’s cash, receivables, and payables approximate their fair value because of the short maturity of these instruments. Amounts due to related companies do not bear interest and do not have fixed payment terms. Management is therefore unable to estimate the fair value of such financial instruments.

(t)   Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rent payable and receivable under operating leases are recognized as expense and revenue on the straight line basis over the lease terms.

The Company leases certain premises under non-cancellable operating leases. Rental expenses under operating leases were US$690,283 and US$564,198 for the years ended December 31, 2005 and 2004, respectively.

The Company leases certain premises under non-cancellable operating leases. Rental expenses under operating leases were US$690,283 and US$564,198 for the years ended 31 December 2005 and 2004 respectively.

(u) Earnings per share

The Company computes earnings per common share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per common share (“Basic EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per common share (“Diluted EPS”) reflect the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, deferred compensation, restricted stock units, and the outstanding commitment to issue shares under the Employee Stock Purchase Plan, determined by the treasury stock method.

	As of	As of
	December 31, 2005	December 31, 2004

Warrants	921,002	5,421,002
Options	-	1,852,500
	921,002	7,273,502

(v) Available-for-sale securities

Available-for-sale securities received in respect of the services rendered in our business value-added segment are accounted for as a current asset for non-legend free trading shares, at fair value as of the vested date. Vested date refers to the contract date which the Company is entitled to the receipt of the shares in respect of its services rendered pursuant to the consultancy service engagement contract. Fair value is taken as the number of shares multiplied by the closing market price of the marketable securities received. For those restricted shares, it is accounted for as a non-current asset upon receipt of securities. For those available-for-sale securities still on hand as of year-end or quarter-end date, amounts are stated at fair value as of the reporting date. They will be “marked to market” by multiplying the number of shares on hand by the closing market price as of the reporting date. The change in unrealized gain or loss will be directly adjusted to accumulated other comprehensive income - unrealized gain on available-for-sale securities.

Please refer to footnote 2(l)(iii) for method of revenue recognition in respect of the consultancy income relating to the receipt of available-for-sale securities. Realized gain on sale of available-for-sale securities is calculated by deducting fair value of shares disposed (number of shares disposed multiplied by market price as of vested date) from net proceeds on disposal (which selling expenses including brokerage commission and levies have been deducted).

(w) Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS Statement No.151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4” ("SFAS 151"), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement will be effective for the Group for inventory costs incurred on or after January 1, 2006. The Group is currently evaluating the impact of SFAS 151 on its financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, “Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29” ("SFAS 153"), which eliminates an exception in APB 29 for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. This Statement will be effective for the Group for non-monetary asset exchanges occurring on or after January 1, 2006. The Group is currently evaluating the impact of SFAS 153 on its financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. As such, the Group is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Group is currently evaluating the impact of SFAS 154 on its financial statements.

In February 2006, the FASB issued SFAS Statement No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” ("SFAS 155"). This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued for the Group for fiscal year begins after September 15, 2006. The Group is currently evaluating the impact of SFAS 155 on its financial statements.

3.      ACQUISITION AND DISPOSITION

(a)
Pursuant to the Sale & Purchase Agreement dated on December 22, 2005, the Company, through a wholly-owned subsidiary, GD WTC acquired 60% of equity interest of Blue Express Limited for a cash consideration of $101,886, equivalent to RMB825,000. The results of operations have been included in the consolidated financial statements since the effective date of the acquisition. The aggregate purchase price was $101,886 and was fully paid in cash.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. [The Company is in the process of obtaining third-party valuations of certain intangible assets; thus the allocation of the purchase price is subject to refinement.]

US$
Assets acquired
Property, plant and equipment	194,095
Cash and cash equivalents	9,559
Rental and other deposits	9,386
Other receivables and prepayments	17,581
Inventory	576
Intangible assets	68,237
Goodwill	49,278

Total assets acquired	348,712

Liabilities assumed
Other payables and accrued liabilities	246,826

Total liabilities assumed	246,826

Net assets acquired	101,886

The acquired intangible asset was the cost of Internet license fee to China Railcom Corporation Limited for the access to Internet connection in operating the Internet cafés in the PRC and was being amortized over the licensing period of 5 years.

The excess of cost over fair value of assets acquired of $49,278 was recorded as Goodwill in the consolidated financial statements. The goodwill is expected to be fully deductible for tax purposes.

(b)
Pursuant to the Sale & Purchase Agreement dated on December 22, 2005, the Company, through a wholly-owned subsidiary, Sino Platform Limited (“SPL”) disposed 80% of equity interest of WTC Link International Limited for a cash consideration or a Pink sheet stock with fair value not less than $225,641, equivalent to HK$1,760,000. The results of operations before the effective date of the disposal and gain on disposal on SPL have been included in the consolidated financial statements. The aggregate purchase price $225,641 was outstanding as of December 31, 2005 and the date of this financial statements.

The following table summarizes the estimated fair value of the assets disposed and liabilities discharged at the date of acquisition.

US$
Assets sold
Property, plant and equipment	201,545
Cash and cash equivalents	272,477
Rental and other deposits	9,386
Other receivables and prepayments	21,387
Inventory	953
Intangible assets	68,121
Goodwill	49,278

Total assets sold	623,147

Liabilities discharged
Other payables and accrued liabilities	386,351

Net assets sold	236,796

The excess of disposal consideration over fair value of net assets sold after adjustments for losses of preceding year, which were not fully charged to minority interest, amounting to $85,854 was recorded as gain on disposal of a subsidiary in the consolidated financial statements.

(c) Framework Guangdong New Generation Management Limited entered into a Cooperation Agreement, dated July 29, 2005, as subsequently amended, providing for the acquisition of interests in each of Guangdong Hao Shi Guang Travel Agency and Guangdong Kaixuan Transportation Co., Ltd, both owned by Guangdong Rising Hotel Group Limited. The primary business of Kaixuan Transportation Co., Ltd. is to provides coach-hire services in Guangzhou and the primary business of Hai Shi Guang Agency is to provide packaged tour services mainly for corporate clients.

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

 We have additionally agreed to purchase 70% of the Transportation Company during the period August 1, 2005 through July 31, 2006. The purchase price is to be calculated based on its net assets as of June 30, 2005, as determined by an independent certified public accountant in the Peoples’ Republic of China. We paid an initial deposit of approximately US$60,000 upon execution of the agreement and are required to pay an additional US$69,000 by January 27, 2006, with both amounts being deducted from the final purchase price

Upon payment of the US$60,000 in June, we were transferred full operating authority for the Transportation Company . If the closing of the full 70% is not consummated by July 31, 2006, due to reasons outside of our control, we are not entitled to the return of any amounts previously paid., However, the net profit of the Transportation Company earned during such one year period.will be received and accounted for as our revenue, irrespective of the purchase of 70% of its share capital by us. Our arrangement operates as a subcontracting agreement in which we are entitled to the net profit during the subcontracting period (i.e. period during which we have the full operating authority) as a fee payment for the non-refundable deposit totaling $129,000. Upon consummation of the full 70% acquisition by July 31, 2006, then, we become a shareholder owning 70% interest.

4. INCOME TAXES

The Group are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which it is domiciled and operated.

The Hong Kong subsidiaries incurred losses for taxation purposes for the year and thus Hong Kong Profits Tax has not been provided.

Several PRC subsidiaries are subject to PRC Enterprise Income Taxes (“EIT”) on an entity basis on income arising in or derived from the PRC. Income tax expense comprises of the following:

	Year ended December 31,
	2005	2004

Current tax	254,419	46,553
Deferred tax	-	-
	254,419	46,553

A reconciliation of the income tax expense to the amount computed by applying the current tax rate to the income before income taxes in the consolidated statements of income is as follows:

	Year ended December 31,
	2005	2004
	%	%

Statutory rate	33.0	33.0
Non-deductible expenses	211.5	(9.9)
Tax exempt income	(18.6)	-
Tax effect of net operating losses	4,123.8	(23.6)
Unrecognised temporary differences	831.4	0.2
Subsidiary not subject to tax	(5,022.6)	(1.3)
Tax rate differential between subsidiaries	569.6	(1.3)
Over provision in prior years related to a newly-acquired subsidiary	-	2.0
Others	668.0	0.2
	1,396.1	(0.7)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Group’s deferred tax assets and liabilities are as follows:

	As of December 31, 2005	As of December 31, 2004
Deferred tax assets
Net operating loss	8,500,133	9,055,752
Depreciation	101,462	101,462
Deferred expenditure	2,952,336	3,745,025
	11,553,931	12,902,239
Valuation allowance	(11,553,931)	(12,902,239)
Total deferred tax assets	-	-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

5.  TRADE RECEIVABLES, NET

As of December 31, 2005
US$

Trade receivables, net	3,377,343

Provision of bad and doubtful debts amounting to US$3,625 has been made in these consolidated financial statements. The management considers that the accounts receivable are from reputable customers and expects to collect their outstanding balances in full.

6. RENTAL AND OTHER DEPOSITS

Included in rental and other deposits are deposits paid to Guangzhou Goldlion City Properties Co., Ltd. of US$214,392 as of December 31, 2005. For relationship with the Group, please refer to note 15 (a) to these financial statements.

7. AMOUNT DUE FROM/TO RELATED PARTIES

(a) Due from related parties
As of December 31, 2005
US$

Huang Zehua	245,761
Chen Dexiong	368,422

Classified as current assets	614,183

(b) Due from related companies	As of December 31, 2005
US$

WTC Link International Limited	112,715
Chinamax International Limited	52
Guangzhou Sanranxin Travel Ltd	432

Classified as current assets	113,199
The amounts due from related parties and related companies as of December 31, 2005 represented unsecured advances which were interest-free and repayable on demand. During the fourth quarter of 2005, the Company determined that receivables in the amount of US$18,206 were uncollectible and provision for doubtful debts has been made accordingly.

(c)	Due to related parties

As of December 31, 2005
US$

Ms. Suo Hong Xia	26,552
Mr. Ringo Leung	1,094

Classified as current liabilities	27,646

(d)	Due to related companies

As of December 31, 2005
US$

Guangzhou Goldlion City Properties Co., Ltd.	2,388
Beijing Wanlong Economic Consultancy Corporation Ltd.	9,262
Guangzhou City International Exhibition Co.	18,525
Guangdong Huahao Industries Group Limited	1,179
Guangdong WTC Link Information Service Co. Ltd.	46,224

Classified as current liabilities	77,578

The amounts due to related parties as of December 31, 2005 represented unsecured advances which were interest-free and repayable on demand.

The amount due from related parties relates to general advances to the directors net of non-cash offsetting balances amounting to US$288,307. The amount due from related companies relates to the over paid reimbursement of traveling expenses. The amount due to directors relates to general advances to the Group. The amount due to related companies relates to rental and management fees and advisory fees.

8.  SHORT-TERM INVESTMENTS
The balance represents equity securities classified as “available-for-sale”. As at the balance sheet date, the “available-for-sale” securities are stated at the fair value and correspondingly an unrealized gain of US$751,250 is carried on the balance sheet as accumulated other comprehensive income.

9.  PROPERTY USE RIGHTS

Pursuant to agreements entered into between a subsidiary of the Company, Guangdong New Generation Commercial Management Limited (“GNGMC”), and Guangdong Hauhao Industries Group Co. Limited and Chen Zeliang dated December 28, 2004, GNGMC acquired the property use rights of their office premises located in Guangzhou for a 41-year period and 42-year period commencing from the date of agreements to October 30, 2045 and March 30, 2046 respectively. The total consideration of these transactions were US$1,611,648 The property use rights acquired have been capitalized and are being amortized on a straight-line basis over their lease terms.

10.  GOODWILL

As of December 31, 2005
US$

Carrying value, beginning and end of of year	11,279,314

During the year management employed a PRC certified public accountant to prepare a five years profit forecast on GNGCM and resulted with a positive balance. Hence no provision for impairment loss on the carrying value of the goodwill is necessary.

11. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

As of December 31,
2005
US$

Leasehold land and buildings	520,061
Furniture and fixtures	25,821
Office and computer equipment	651,796
Leasehold improvements	184,228
Motor vehicles	314,140
1,696,046
Less: Accumulated depreciation and impairment loss	671,368

Net book value	1,024,678

Total depreciation for the years ended December 31, 2005 and 2004 was US$265,062 and US$233,298, respectively.

In view of the operating loss experienced by the club operations of the Group, management considers that impairment losses of US$38,598 (2004: US$ 594,343) should be recognized on the property, plant and equipment carried on the balance sheet. These losses have been recognized as expenses and included in the consolidated statement of operations.

12. LOAN RECEIVABLE

The loans receivable are those loans to non-related companies which are interest bearing and having a fixed repayment schedule. Of total amount US$410,946 outstanding as of December 31, 2005, US$308,745 have been received in accordance with the loan agreement in February 2006.

13.  SHORT-TERM BANK LOAN

Guangdong Hauhao Industries Holdings Limited, Guangdong Hauhao Insurance Agency Limited, Chen Zeliang and a third party, Guangzhou Qidu Guarantee Service Company Limited provided corporate and personal guarantee to the bank against the bank loans of US$1,234,979 granted to GNGCM.

A pledged deposit of US$412,484 was used to secure the bank loans of US$1,111,482 granted to Guangdong Airport Tour Service Limited. In additions, GNGCM, Chen Zeliang and Suo Hong Xia provided corporate and personal guarantee to the bank against the bank loans.

Please refer to note 15(a) to these financial statements for details of relationship of these guarantors with the Group.

14.  RELATED PARTY TRANSACTIONS

(a)  Names and relationship of related parties

Existing relationships with the Company

Beijing Wanlong Economic Consultancy Corporation Ltd.	PRC partner of a subsidiary

Bernard Chan	An officer and a shareholder of the Company

Chan Chi Ming	A director and a shareholder of the Company

Chen De Xiong	A shareholder and director of a subsidiary

Chen Zeliang	A shareholder and director of the Company

Chinamax International Ltd.	An ex-shareholder of a former subsidiary

Cui Wencheng	A shareholder of the Company

Goldlion Holding Ltd.	A company controlled by close family members of a director

Guangdong Huahao Industries Group Co. Ltd.	A shareholder of a subsidiary

Guangzhou City International Exhibition Co.	PRC partner of a subsidiary

Guangzhou Cyber Strategy Limited	A company in which a director of the Company has beneficial interest

Guangzhou Goldlion City Properties Co., Ltd.	A company controlled by close family members of a director

Guangzhou Goldlion Commercial Co., Ltd.	A company controlled by close family members of a director

Guangzhou Goldlion Environmental Technology Co., Ltd.	A company controlled by close family members of a director

Guangzhou Sanranxin Travel Ltd	A company in which a director of the Company has beneficial interest

Ho Chi Kin	An independent director of the Company

Huang Ze Hua	A shareholder and director of a subsidiary

John Hui	A director, shareholder and officer of the Company

Li Jingping	A ex-director of a subsidiary

Luo Chao Ming	A director of the Company

Simon Guo	A director of a subsidiary

Suo Hong Xia	A shareholder and director of a subsidiary

Top Link Ventures Ltd.	A company in which a director of the Company has beneficial interest

Union East Consultants Ltd.	A company in which a former director of the Company has beneficial interest

William Tsang	A director, shareholder and officer of the Company

Xelex Inc.	A company in which an officer and a shareholder of the Company is a director

Yang Xin	A shareholder of the Company

Zhao Lin	A shareholder of the Company

(b) Summary of related party transactions

	Notes		Year ended December 31, 2005	Year ended December 31, 2004
			US$	US$
Disposed property, plant and equipment to
Guangzhou Goldlion Environmental Technology Co., Ltd.	(i	)	2,457,382	-

Disposed rental income rights to
William Tsang	(ii	)	1,320,000	-

Assets purchased from
Huahao Industries Group Co., Ltd.			-	1,576,639
Suo Hong Xia			-	235,590
Chen Zeliang			-	125,285

Allowance for doubtful accounts to
Guangzhou Cyber Strategy Limited	(iii	)	12,031	236,247

Consultancy fee expenses to
Beijing Wanlong Economic Consultancy Corporation Ltd.	(iv	)	18,323	18,122
Bernard Chan			-	2,564
Guangzhou City International Exhibition Co.	(v	)	18,323	18,122
Guangzhou Cyber Strategy Limited	(iii	)	-	1,938
Ho Chi Kin			-	3,000
John Hui			-	57,692
Luo Chao Ming			-	17,397

	Notes			Year ended December 31, 2005		Year ended December 31, 2004
			$	US	$	US
Ringo Leung				-		5,128
Top Link Ventures Limited				-		61,538
William Tsang				-		57,692
Xelex Inc.				-		56,410

Director fee to
Ho Chi Kin	(vi	)		6,000		-
William Tsang	(ii	)		162,500		-
Chan Chi Ming	(vii	)		92.197		-
John Hui	(viii	)		150,000		-
Luo Chao Ming	(ix	)		19,142		-
Bernard Chan	(x	)		88,650		-
Chen Zeliang	(xi	)		29,445		-
Huang Zehua	(xii	)		3,638		-
Suo Hongxia	(xiii	)		1,835		-
Chen Dexiong	(xiv	)		5,202		-

Rent and related expenses to
Guangzhou Goldlion City Properties Co., Ltd.	(xv	)		256,893		455,744
Hauhao Industries Group Co. Ltd.				-		46,103
Guangzhou Goldlion Environmental Technology Co., Ltd.	(i	)		139,446		-

Membership fee income from
Union East Consultants Limited				-		16,008

Personal guarantee granted from
Mr. William Tsang				19,231		19,231

Traveling expenses to
Guangzhou Sanranxin Travel Ltd.	(xvi	)		6,125		4,139

Other expenses to
Goldlion Holdings Ltd.	(xvii	)		4,643		-

Other income from
Guangzhou Goldlion City Properties Co., Ltd.	(xv	)		3,854		-

Notes:
(i)	As of December 31, 2005, the amount due from/to Guangzhou Goldlion Environmental Technology Co., Ltd. is US$Nil.
(ii)	As of December 31, 2005, the amount due to Mr. William Tsang is US$137,131.
(iii)	As of December 31, 2005, the amount due from/to Guangzhou Cyber Strategy Limited is US$Nil.
(iv)	As of December 31, 2005, the amount due to Beijing Wanlong Economic Consultancy Corporation Ltd. is US$9,262.
(v)	As of December 31, 2005, the amount due to Guangzhou City International Exhibition Co. is US$18,525.
(vi)	As of December 31, 2005, the amount due from/to Mr. Ho Chi Kin is US$Nil.
(vii)	As of December 31, 2005, the amount due from/to Mr. Chan Chi Ming is US$Nil.
(viii)	As of December 31, 2005, the amount due from/to Mr. John Hui is US$Nil.
(ix)	As of December 31, 2005, the amount due from/to Mr. Luo Chao Ming is US$Nil.
(x)	As of December 31, 2005, the amount due from/to Mr. Bernard Chan is US$Nil.
(xi)	As of December 31, 2005, the amount due from/to Mr. Chen Zeliang is US$Nil.
(xii)	As of December 31, 2005, the amount due from Ms. Huang Zehua is US$245,761.
(xiii)	As of December 31, 2005, the amount due to Ms. Suo Hongxia is US$26,552.
(xiv)	As of December 31, 2005, the amount due from Mr. Chen Dexiong is US$368,422.
(xv)	As of December 31, 2005, the amount due to Guangzhou Goldlion City Properties Co., Ltd. is US$2,388.
(xvi)	As of December 31, 2005, the amount due from Guangzhou Sanranxin Travel Ltd. is US$432.
(xvii)	As of December 31, 2005, the amount due from/to Goldlion Holdings Ltd. is US$Nil.

15.  AMOUNT DUE TO A SHAREHOLDER

The amount due to Mr. William Tsang represented unsecured advances which were interest-free and repayable on demand.

16.  OPERATING LEASE COMMITMENT

(a)  Operating lease payables

As of December 31, 2005, the Group has total outstanding commitments not provided for under non-cancelable operating leases, which are payable as follows:

Year	As of December 31, 2005	As of December 31, 2004
	US$	US$

2006	706,723	690,087
2007	472,593	451,525
2008	194,416	157,572
2009	32,391	31,688
	1,406,123	1,330,872

In addition, the Group has committed to pay contingent rent at 2% to 10% on the monthly turnover of a subsidiary when the subsidiary's monthly turnover exceeds RMB500,000 (US$60,408) during the lease period ending in July 2007.

The Group has also committed to pay contingent rental at the higher of the agreed rent and the following portion of the membership fee income of a subsidiary:

·	15% on the membership fee income of the subsidiary for the period from February 1, 2004 to January 31, 2006
·	7.5% on the membership fee income of the subsidiary for the period of February 1, 2006 to January 31, 2009

(b)  Operating lease receivables

The total outstanding commitments under non-cancelable operating leases, which are receivable as follows:

	As of December 31, 2005	As of December 31, 2004
	US$	US$

2006	109,425	145,464
2007	12,226	25,731
	121,651	171,195

As of December 31, 2005, property, plant and equipment held for use under operating leases include gross amounts of US$410,056 and accumulated depreciation. Depreciation of property, plant and equipment in respect of assets held for use under operating leases are US$7,899 and US$37,804 for the year ended December 31, 2005 and 2004 respectively.

17.  RETIREMENT PLAN

The Group operates a Mandatory Provident Fund (“MPF”) plan for its Hong Kong employees. The pension expenses charged to the consolidated statement of operations amounted to US$10,627 and US$6,150 for the year ended December 31, 2005 and 2004 respectively.

As stipulated by the PRC regulations, all retired employees of the Group who are residents of the PRC are entitled to an annual pension equal to their basic annual salary upon retirement. The Group contributed to a state-sponsored retirement plan at a certain percentage of the gross salary of its employees and has no further obligations for the actual pension payments or post-retirement benefits beyond the annual contributions. The state-sponsored retirement plan is responsible for the entire pension obligations payable to all employees. The pension expense for the year ended December 31, 2005 and 2004 was US$171,837 and US$58,591 respectively.

18.  COMMON STOCK

(a)       On December 29, 2005, 452,500 options under The 2003 Plan were exercised. The option holders were taken the cashless exercise of 249,478 shares, a total of 249,478 common stock of the Company were issued accordingly. Details of the 2003 Plan are disclosed in Note 20 to these financial statements.

(b)       On December 2, 2005, Mr. William Tsang exercised warrant on a cashless basis for 4,500,000 shares at a price of US$0.75 per share to acquire 2,429,448 shares of the common stock of the Company. As a result the exercise of these warrants, a total of 2,429,448 shares of common stock of the Company were issued accordingly.

(c)       On April 19, 2005, the Company issued 100,000 shares to Greentree Financial Group Inc. for consulting services provided.

19. OPTIONS PLAN

(a) (i)   On December 31, 2003, the Company adopted The 2003 Plan which was approved by the shareholders on the same date. The 2003 Plan allows the Board of Directors, or a committee thereof at the Board’s discretion, to provide for a total 1,000,000 stock options to officers, directors and key employees of the Company. All the stock options provided, were issued in accordance with the terms of The 2003 Plan on the same day to certain officers, directors and key employees of the Company at an exercise price of US$0.673 per share and are exercisable during the period from April 30, 2004 to December 30, 2006.

(ii)  On February 20, 2004, the Company cancelled 65,000 options and 30,000 options for the reason of resignation and job reposting respectively.

(b) On February 27, 2004, the Company entered into an agreement with Xelex Inc. for consulting services provided. Apart from the consultancy fee expenses, an option to acquire 80,000 shares at an exercise price of US$1 per share was issued to Xelex Inc.. The stock option was fully vested and became exercisable on September 1, 2004. On November 9, 2004, the option was fully exercised on a cashless basis. A total of 58,552 common stocks of the Company were issued

The fair value of this option, which is estimated by the Black-Scholes option pricing model, was US$3.89. The additional expense was recognized in the preceding year consolidated statement of operations and the same amount was credited to the Company’s additional paid-in capital. The following weighted-average assumptions have been adopted in applying the Black-Scholes option pricing model:

Expected dividend yield	None
Risk-free interest rate	[2.1%	]
Expected volatility	[367%	]
Contractual life	[2 years	]

(c)    The stock options activities and related information are summarized as follows:

	Year ended December 31, 2005		Year ended December 31, 2004
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price

		US$		US$

Outstanding, beginning of year	1,852,500	2.432	1,000,000	0.673
Granted	-	-	80,000	1.000
Granted	-	-	1,400,000	2.500
Exercised
- The 2003 Plan (note 19(a))	(452,500)	0.673	(452,500)	0.673
- Xelex Inc.	-	-	(80,000)	1.000
Cancelled	-	-	(95,000)	0.673
Outstanding, end of year	1,400,000	3.0	1,852,500	2.432
Exercise price is less than market price on date of grant	Nil	Nil	1,480,000	2.892
Exercisable, end of year	1,400,000	3.0	1,400,000	3.000

As of December 31, 2005

Weighted average remaining contractual life	3.267 years
Range of exercise price
US$3.0	1,400,000

20. PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS TO PURCHASE COMMON STOCK

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
Contractual life                                               5 years

The fair value of these warrants was estimated as US$2.56 for the year ended December 31, 2004. The additional expenses for placement services provided and compensation of were recognized in the preceding year consolidated statement of operations and the same amounts were credited to the Company’s additional paid-in capital. No additional expenses was recognized during the year because of no further issue of warrants for services.

The warrant activities and related information are summarized as follows:

	Year ended December 31, 2005		Year ended December 31, 2004
	Number of Warrants	Weighted average exercise price	Number of Warrants	Weighted average exercise price
		US$		US$

Outstanding, beginning of year	5,421,002	1.047	14,000,000	0.749
Granted	-	-	921,002	2.500
Exercised (note 19 (b))	(4,500,000)	0.749	(9,500,000)	(0.748)
Outstanding, end of year	921,002	2.500	5,421,002	1.047

Exercise price is less than market price on date of grant	Nil	Nil	4,500,000	0.750
Exercise price exceeds market price on date of grant	921,002	2.500	921,002	2.500
Exercisable, end of year	921,002	2.500	5,421,002	1.047

As of December 31, 2005

Weighted average remaining contractual life	0.59 year
Range of exercise price
US$2.500	921,002

(d)
The Group had accounted for liquidated damage expense of US$208,500 in connection with the failure to have its registration statement become effective as required under the terms of the Securities Purchase Agreement in which US$650,000 was raised in August 2004 and US$1,400,000 was raised in December 2004. Under section 2© of the Registration Rights Agreement, in part, that each investor is entitled to be paid an amount in cash until a registration statement is declared effective and/ or the Registrable Securities may be sold pursuant to Rule 144(k) (which requires a two years holding period. If a registration statement is not declared effective on or prior to one hundred twenty days (120) days of closing, and such amount is equal to one percent (1%) of the aggregate purchase price paid by the Investors. We quantified the amount with reference to the date when the 120 days period expires and accrue the liquidated damage expense on a time apportionment basis in respect of both amounts raised in August and December 2004 amounting to US$650,000 and US$1,400,000 respectively. Of total amount of US$208,500 provided, US$145,000 had been paid in March 2006.

21. STATUTORY RESERVES

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

-	to make good losses in previous years; or

-
to convert into capital, provided such conversion is approved by a resolution at a owners’ general meeting and the balance of the statutory common reserve fund does not fall below 25% of the registered capital.

The statutory common welfare fund, which is to be used for the welfare of the staff and workers of the subsidiaries, is of a capital nature.

22. SEGMENTAL REPORTING

The Group has four reportable segments; club and business centre, business traveling services, business value-added services and rental and others with four separate businesses lines in access services and product sales.

The following table presents information about the Company's business segments for the years ended December 31, 2005 and 2004:

23. BUSINESS SEGMENT INFORMATION
	Year ended December 31,	Year ended December 31,
	2005	2004
	US$	US$
Operating revenues
Club and business centre	894,550	551,497
Business traveling services	4,983,468	1,671,605
Business value-added services	1,618,414	40,695
Rental	221,699	701,284
Trading and others	121,093	127,663

	7,839,224	3,092,744

	US$	US$
Profit (Loss) from operations
Club and business centre	(403,250)	(1,705,288)
Business traveling services	976,896	904,951
Business value-added services	(3,125,705)	(113,569-
Rental	(336,406)	(347,069)
Trading and others	(67,247)	(54,096)

	(2,955,712)	(1,315,071)

Corporate expenses	(2,334,070)	(5,893,563)

Consolidated operating loss	(5,289,782)	(7,208,634)

Realized gain on available-for-sale securities
Other income	42,581	138,994
Interest income	28,171	1,020
Interest expense	(136,426)	(65,909)
Realized gain on available-for-sale securities	6,079,960	-
Loss on disposal of land and building	(254,740)	-
Gain on disposal of a subsidiary	85,854

Net loss before income taxes	555,618	(7,134,529)

As of December 31, 2005
US$
Total assets
Club and business centre	307,622
Business traveling services	21,633,409
Business value-added services	1,646,765
Rental	1,445,311
Trading and others	1,559,975

26,593,082

24. CONCENTRATIONS AND RISKS

(i) Major Customers

The following is a table summarizing the revenues from customers that individually represent greater than 10% of the total revenues for the year ended December 31, 2005 and their outstanding balances as at year end date:

	Year ended December 31, 2005	Year ended December 31, 2004
	US$	US$

Customer A	3,087,215	-

As of December 31, 2005, the balances due to the Group amounted to US$Nil.

(ii) Major Vendors

The following is a table summarizing the purchases from vendors that individually represent greater than 10% of the total purchases for the year ended December 31, 2005 and their outstanding balances as at year end date:

	Year ended December 31, 2005	Year ended December 31, 2004
	US$	US$

Vendor A	2,500,990	-

As of December 31, 2005, the balances due from the Group amounted to US$Nil.

(iii) Credit Risk

Financial instruments that are potentially subject to credit risk consist principally of trade receivables. The Group believes the concentration of credit risk in its trade receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Group does not generally require collateral from customers. The Group evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

(iv) Exchange risk

The Group cannot guarantee that the current exchange rate will remain steady; therefore there is a possibility that the Group could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of HK$ converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

25. CONTINGENCIES

Prior to the completion of acquisition by the Company, GNGCM had been paying Mainland China income tax at a basis of calculation which was not in accordance with the standard basis of calculation as stipulated by the Mainland China tax law. The shortfall of the underpaid tax liabilities, related surcharges and penalty up to the date of acquisition by the Company has already been fully provided in the consolidated financial statements. However, GNGCM would potentially be liable to further surcharge for late payment and penalty, additional to the amount being provided, for the period since the date of acquisition by the Company and up to the balance sheet date. A shareholder of GNGCM has undertaken to indemnify the Company against such shortfall and additional tax-related liabilities. As of December 31, 2005, the estimated further surcharges and penalties which GNGCM was potentially liable amounted to US$9,470,714 and US$185,771 respectively. The estimated further penalties were based on the highest charge rate of the range from 50% to 500%.

26. DORMANT SUBSIDIARIES

The following subsidiaries are dormant during the year ended December 31, 2005.

(i)  GBN Wealth Management Limited
(ii) Infotech Enterprises Limited
(iii) Topstar International Limited
(iv) WTC Link International Limited
(v) Sino Platform Limited
(vi) China Chance Enterprises
(vii) Polysend Trading Limited
(viii) Guangzhou Xinyou Foreign Enterprise Service Ltd.

Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    On February 16, 2006, Moore Rowland Mazars, Chartered Accountants (“MRM”) resigned as the independent registered public accounting firm for the Company. MRM had been the independent registered public accounting firm for and audited the consolidated financial statements of the Company for the year ended September 30, 2003, for the three months ended December 31, 2003, and for the year ended December 31, 2004. All of the foregoing audited consolidated financial statements are hereinafter collectively referred to as the “consolidated financial statements.” The reports of MRM on the consolidated financial statements for the past fiscal years indicated contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for an explanatory paragraph relating to the Company’s ability to continue as a "going concern." The tender of resignation by MRM was approved unanimously by the Board of Directors.

    In connection with the audits for the two most recent fiscal years and in connection with MRM’s review of the subsequent interim periods through February 16, 2006, there have been no disagreements between the Company and MRM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of MRM, would have caused MRM to make reference thereto in their report on the Company’s financial statements for these fiscal years. MRM agreed with the foregoing statements in the letter that it was required to send to the Commission pursuant to Item 304 of Regulation S-B.

    On February 16, 2006, the Company engaged Zhong Yi (Hong Kong) C.P.A. Company Limited as its independent registered public accounting firm. The Company had not consulted with Zhong Yi (Hong Kong) C.P.A. Company Limited regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on the Company’s financial statements, and neither written nor oral advice was provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issues. At the time of its engagement, Zhong Yi (Hong Kong) C.P.A. Company Limited had not yet been credentialed for practice before the Commission, although it began the credentialing process in November of 2005.

    On March 23, 2006, Zhong Yi (Hong Kong) C.P.A. Company Limited (“Zhong Yi”) resigned as the independent registered public accounting firm for the Company. Zhong Yi had been engaged on February 16, 2006 as the independent registered public accounting firm to audit the consolidated financial statements of the Company for the year ended December 31, 2005. Zhong Yi was not credentialed to practice accounting before the Commission, but it had an application to be admitted pending with the Commission since November of 2005. Zhong Yi determined that it may not be credentialed in time and may not be able to finish and submit its audit report to the Commission in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2005. As a result, Zhong Yi chose to resign in order to give the Company an opportunity to engage a credentialed auditing firm. The draft report of Zhong Yi on the audited consolidated financial statements for the past fiscal year contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except for an explanatory paragraph relating to the Company’s ability to continue as a "going concern." Zhong Yi’s tender of resignation was approved unanimously by the Board of Directors.

    In connection with the audit for the most recent fiscal year and in connection with Zhong Yi’s review of the subsequent interim periods through March 23, 2006, there have been no disagreements between the Company and Zhong Yi on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Zhong Yi, would have caused Zhong Yi to make reference thereto in its report on the Company’s financial statements for the last fiscal year. Zhong Yi agreed with the foregoing statements in the letter that it was required to send to the Commission pursuant to Item 304 of Regulation S-B.

    On March 23, 2006, the Company engaged Child, Van Wagoner & Bradshaw, PLLC as its independent registered public accounting firm. The Company had not consulted with Child, Van Wagoner & Bradshaw, PLLC regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on the Company’s financial statements, and neither written nor oral advice was provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue.

Item 8A. Controls and Procedures

AnnualEvaluation of Controls. As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). This evaluation (“Evaluation”) was performed by our Chief Executive Officer, Chi Ming Chan (our “CEO”), and our Chief Financial Officer, Man Ha (our “CFO”). In addition, we have discussed these matters with our securities counsel. In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation with respect to the effectiveness of our Disclosure Controls..

CEO and CFO Certifications. Attached to this annual report are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls. Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to us is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared.

Limitations on the Effectiveness of Controls. Our management does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their design and monitoring costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation. The CEO and CFO's evaluation of our Disclosure Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this quarterly report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to make modifications if and as necessary. Our intent in this regard is that the Disclosure Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Conclusions. Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and CFO have concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter or fiscal year that has materially affected, or is reasonably likely to affect, our Internal Controls.

PART III

Item 9.   Directors and Executive Officers of the Registrant

Directors and Executive Officers

Our Bylaws provide that we shall have that number of directors determined by the majority vote of the board of directors. Currently we have seven directors. Each director will serve until our next annual shareholder meeting. Directors are elected for one-year terms. Our Board of Directors elects our officers at the regular annual meeting of the Board of Directors following the annual meeting of shareholders. Vacancies may be filled by a majority vote of the remaining directors then in office. Our directors and executive officers are as follows:

Name	Age	Position

William Chi Hung Tsang	44	Chairman, Director and President
Zeliang Chen	40	Vice Chairman and Director
John H.W. Hui	47	Vice Chairman, Chief Executive Office and Director (Resigned as Chief Executive Office on January 5, 2006)
Chi Ming Chan	44	Chief Executive Officer (Appointed on January 5, 2006) and Director
Chao Ming Luo	55	Director
Bernard K. Chan	41	Chief Financial Officer (Resigned on February 28,2006)
Man Ha	43	Chief Financial Officer (Appointed on February 28,2006)
Ye Xin Long	60	Independent Director
Hamid R. Seyedin	54	Independent Director
Samuel Yung	47	Independent Director (Resigned on January 5, 2006)
Chi Kin Ho	36	Independent Director (Resigned on February 28, 2006)

Backgrounds of Directors

Executive Directors

Mr. William Chi Hung Tsang, aged 44, is the President and Chairman of the Board of Directors of China World Trade Corporation. Mr. Tsang has more than 15 years of experience in leatherwear manufacturing and property investment. Prior to joining the Company, he was an executive director with a listed company for over 10 years. He is a member of the Beijing Municipal Committee of the Chinese People’s Political Consultative Conference; committee member of Chinese General Chamber of Commerce, Hong Kong; vice chairman of Hong Kong United Youth Association Limited; chief president of New Territories Commercial & Industrial General Association Ltd.; and vice chairman of both Hong Kong Chamber of Commerce in China - Guangdong and Guangzhou Federation of Industry & Commerce. He is also an honorary president of North-East Overseas Chinese Friendship Association U.S.A., and an honorable citizen of Guangzhou.

Mr. Zeliang Chen, aged 40, is the Vice Chairman and Director of the Company. Mr. Chen graduated with honors from Renmin University of China with a Bachelor of Law. He is the founder of Guangdong Hua Hao Group of Companies and is a committee member of the Private Enterprise Council of Guangdong Province. Mr. Chen now is a Chief Executive Officer and Chairman of Guangdong New Generation Travel Service Co., Ltd., Director of Guangdong Huahao Industries Group of Companies, Director and Vice Chairman of China World Trade Corporation.

Mr. John H.W. Hui, aged 47, is the Vice Chairman of the Board of Directors. Mr Hui served as Chief Executive Officer of the Company until January 5, 2006. . Mr. Hui has over 10 years experience in China trade and investment. He is responsible for the overall corporate development of the Company. Mr. Hui is also the President of Beijing World Trade Center Club and Guangzhou World Trade Center Club. He has excellent relationships with the China partners and the principals of the World Trade Center Association in New York and other WTCs around the world. Mr. Hui is a current member of the Canada Business Council Beijing, and American Chamber of Commerce, Guangdong.

Mr. Chi Ming Chan, aged 44, is a Director and was appointed as Chief Executive Officer of the Company on January 5, 2006. Mr. Chan is responsible for the strategic planning, corporate development and project implementation of the Company. Before joining us, Mr. Chan was a Corporate Development Strategist for Renren Holding Ltd., a publicly listed company on the Hong Kong Stock Exchange. Mr. Chan founded Asian Information Resources (Holding) Ltd. in 1995, which eventually listed on the Hong Kong Stock Exchange in 1999. A specialist in Chinese law and China affairs, Mr. Chan is an expert in networking, Internet technology, database technology and management of technical resources. He developed an electronic database system for the Law-on-Line project of the University of Hong Kong and has provided technical consultancy to this project since 1991. He has also developed the Dongguan Network, which has become a successful model for other cities in China. He was appointed by the Asian Development Bank (ADB) as a consultant for the TA Project No. 2702 - Study on PRC Legal Information System and the Electronic Data Expert for the TA project No. 3000. Mr. Chan holds a Master of Law degree from Lancaster University, the United Kingdom, a Master of Philosophy degree in Physics and Bachelor Degree in Physics both from the Chinese University of Hong Kong.

Mr. Chao Ming Luo, aged 55 is a Director of the Company. Mr. Luo has long-term collaborative relations with Hong Kong business circles and associations. He was employed at the Xinhua News Agency Hong Kong from 1983 to 1996; he then joined the Xinhua News Agency Hong Kong Branch Guangzhou Representative Office in 1996 before joining the Company. He is the Chief Council Member of Guangdong Overseas Friendship Association, and Council Member of Guangzhou Overseas Friendship Association. Mr. Luo worked as the Electric Design Technician in Guangzhou Design Institute and the Assistant of Electric Technology Specialty, Electric Engineering Department in Guangdong University of Technology.

Independent Directors and Members of Audit Committee

Mr. Ye Xin Long, aged 60, is an Independent Director of the Company. Mr. Ye has over 35 years of experience doing business in China and investing in Chinese enterprises. He has an excellent relationship with the Beijing Municipal Government and the Guangzhou Municipal Government.

Mr. Hamid R. Seyedin, aged 54, is an Independent Director and a member of the audit committee of the Company. Mr. Seyedin is the CEO of First Washington Group and President of the American Chamber of Commerce in Guangdong. Under his leadership since 2003, the American Chamber of Commerce in Guangdong has grown by more than 83% in membership and 300% in revenues. In 1991, former U.S. President George Bush recognized him in writing for his involvement with the passage of the Fast Track Procedures for the North American Free Trade Agreement (NAFTA). Appointed by three governors of the State of Maryland to four terms of office, he served as the Chairman of Montgomery College and State Chairman of the Maryland Association of Community Colleges representing all seventeen colleges in the State. He served on the Board of Directors of the Kennedy Institute, by appointment of Cardinal James A. Hickey (then Archbishop of Washington). He was a recipient of an award in business from the U.S. Department of Commerce. He received recognition from the U.S. Senate Sergeant At Arms for his service to the U.S. Senate Deliberations. Finally, he served two terms on the Maryland Advisory Committee of the U.S. Civil Rights Commission.

Mr. Samuel Yung, aged 47, is an Independent Director and a member of the audit committee of China World Trade Corporation until January 5, 2006. Mr. Yung is a Senior District Director of American International Assurance Co. (Bermuda) Ltd., a member company of American International Group, Inc. He was the President of The Life Underwriters Association of Hong Kong in 1991, President of the General Agents and Managers Association of Hong Kong in 1996, and Advisory Board Chairman of the General Agents & Managers Association International between 1997 and 1999. Mr. Yung has also participated in numerous community services and served as council member for a number of government committees. In addition, he also serves as advisor to many educational associations. Mr. Yung is a Certified Financial Planner CM , a Chartered Insurance Agency Manager, a Registered Financial Consultant, a Certified Manager of Financial Advisor, and a Chartered Financial Practitioner.

Mr. Chi Kin Ho, aged 35, is an Independent Director and a member of the audit committee of the Company until February 28, 2006. Mr. Ho is a principal of CCP C.P.A. Limited of Hong Kong, an accounting firm focusing on providing statutory audit service. Mr. Ho is a U.S. Certified Public Accountant, a member of AICPA, and associate member of Hong Kong Accounting Association. He has over ten years of experience in both U.S. and China in the area of financial accounting, U.S. taxation and reporting, as well as management advisory. Mr. Ho earned his Bachelor of Business Administration Degree from Hawaii Pacific University.

Officers

Mr. Bernard K. Chan, aged 41, is the Chief Financial Officer of the Company until February 28, 2006. He oversees M&A and financial projects of China World Trade Corporation. Mr. Chan has over 15 years of experience in the areas of financial advisory, direct private investments and corporate finance. He was a Managing Partner of a local corporate finance firm concentrating on providing advisory of U.S. listing and capital raising. Prior to that, Mr. Chan was a member of senior management for several listed companies in Hong Kong and the largest private landowner in Hawaii, focusing on direct investments and assets management. He is also a Registered Investment Advisor. Mr. Chan earned his Master of Business Administration Degree in International Management and Investment Finance, Master of Science Degree in Applied Econometrics, and Bachelor of Business Administration Degree in Investment Finance, all from the University of Hawaii.

Mr. Man Ha, aged 43, was appointed as Chief Financial Officer on February 28, 2006. He has over 20 years of experience in the areas of auditing, transaction advisory services and commercial fields. In the past, he was executive director, group financial controller and company secretary of several publicly traded companies that were listed on the Hong Kong Stock Exchange. Mr. Ha holds a Masters Degree in Professional Accounting from the Open University of Hong Kong. He is also a fellow member of The Association of Chartered Certified Accountants and The Hong Kong Institute of Certified Public Accountants.

There are no familial relationships between our officers and directors.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as other employees (the "Code of Ethics"). A copy of the Code of Ethics is attached hereto as Exhibit 14.1 . The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2005. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

Item 10 . Executive Compensation

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of China World Trade during the years 2005, 2004 and 2003, except as described below. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by our chief executive officer and other executive officers earning in excess of $100,000 for the past three years.

SUMMARY COMPENSATION TABLE

Name of officer	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Award(s)	Securities Underlying Options SARs(#)	LTIP payouts	All Other Compen- Sation

John Hui, CEO	2005	150,000	-	-	55,823	-	-	-
John Hui, CEO	2004	57,692	-	-	206,347	-	-	-
John Hui, CEO	2003	147,436	-	-	-	-	-	-
William Chi Hung Tsang, Chairman & Director	2005	150,000	12,500		198,480
William Chi Hung Tsang, Chairman & Director	2004	57,692			733,680
William Chi Hung Tsang, Chairman & Director	2003	141,026	-	-	-	-	-	-
C. M. Chan, Director	2005	76,982	15,215	-	53,755	-	-	-
C. M. Chan, Director	2004	-	-	-	198,705	-	-	-
C.M. Chan, Director	2003	30,769	-	-	-	-	-	-
Luo Chaoming, Director	2005	19,142	-	-	26,878	-	-	-
Luo Chaoming, Director	2004	17,396	-	-	99,362	-	-	-
Bernard Chan, CFO	2004	76,923	11,727	-	-	-	-	-
Bernard Chan, CFO	2004	-	-	-	218,399	-	-	-

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

Shares remaining available for future issuance	Shares issuable upon exercise of options to be granted in the future	Weighted average exercise price of outstanding options

397,000	-	-

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

As of the date of this report, a total of 1,603,000 shares of common stock were issued to consultants and 985,000 options were issued to our management pursuant to our 2003 Non-Qualified Stock Compensation Plan.

Item 11 .	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of common stock beneficially owned as of December 31, 2005 by (i) those persons or groups known to us who will beneficially own more than 5% of our common stock; (ii) each Director and director nominee; (iii) each executive officer whose compensation exceeded $100,000 in the fiscal year ended December 31, 2005; and, (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the Securities and Exchange Commission and upon information provided by such persons directly to us. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.

Name/Address	Number of Shares	Percentage Ownership(1)

William Chi Hung Tsang Room 1217, The Metropolis Tower, 10 Metropolis Drive, Hunghom, Hong Kong	13,867,716	41.2%

Powertronic Holdings Limited 9 Des Voeus Road West, 12 th Floor, Hong Kong	5,574,074	16.6%

Grand Perfection Limited 15 th Floor, Rihang Hotel, 198 Linhe Road West, Guangzhou, PRC	2,040,619	6.1%

Bernard Chan 65 Cadogan Street, 2 nd Floor, Kennedy Town, Hong Kong	91,552	**

Chi Ming Chan 138 Tiyu Road East, 3 rd Floor, Goldlion Digital Network Center, Guangzhou, PRC	89,109	**

Chao Ming Luo 138 Tiyu Road East, 3 rd Floor, Goldlion Digital Network Center, Guangzhou, PRC	44,554	**

John Hui 7040 Granville Avenue, Suite 403, Richmond B.C. Canada	92,536	**

All Officers and Directors as a Group (6 persons)	16,226,086	48.2%

** Less than 1%

(1)Based on 33,668,923 shares outstanding as of December 31, 2005.

Item 12 .  Certain Relationships and Related Transactions

We entered into a acquisition agreement (the “Acquisition Agreement”) dated November 19, 2003, with Mr. William Chi Hung Tsang (“Mr. Tsang”), the owner of the 21st to 23rd Floor of Goldlion Digital Network Center, 138 Tiyu Road, Tianhe, Guangzhou 510620, the PRC (the “Premises”). Mr. Tsang assigned to us the rents and other consideration (the “Rental Income Right”) valued at $1,800,000. Mr. Tsang was issued 3,000,000 shares of our common stock and warrants to purchase an additional 6,000,000 shares of our common stock (the “Warrants”) for $1,800,000 ($0.60 per share). The Warrants may be exercised between December 5, 2003 and December 1, 2005 at an exercise price of $0.75 per share. To date, Mr. Tsang has exercised the warrants to purchase up to 1,500,000 shares of our common stock and Mr. Tsang continues to hold a warrant to purchase up to 4,500,000 shares of our common stock until December 1, 2005.

The value of the Rental Income Right was determined by using the present value of the 5-year rental income rights of the Premises, or $1,831,795. This present value was based on the then actual rental income of the Premises, or $556,569. We then assumed the following percentages: (a) annual growth rate on the rental income of 3.0%, (b) rent free period and vacancy loss of 10%, and (c) business tax rate of 5.5%. We discounted back to November 2003 using a ten percent discount rate.

By a Settlement Agreement dated December 5, 2003, we converted $456,661.73 that was previously advanced by Mr. Tsang into 761,103 shares of common stock. In the quarter ended December 31, 2003, a personal guarantee was granted from Mr. Tsang in the amount of $19,231. As a result of these transactions, Mr. Tsang will beneficially own 71.82% of our shares of common stock, assuming exercise of all of his warrants.

We entered into several consulting agreements. On December 9, 2003, we issued 100,000 and 50,000 shares to Greentree Financial Group, Inc. and RR Inv Holding Inc., respectively. On December 11, 2003, we issued 500,000 shares each to TMT Consultant and Mr. Andy Lau for consultancy services provided. On December 16, 2003, we issued 100,000 shares to Wall Street Strategies, Inc. for consultancy services provided and in February 2004, we issued another 69,000 shares to Greentree Financial Group, Inc.

We entered into a relationship with respect to rent and related expenses with Guangzhou Goldlion City Properties Co., Ltd. and Guangzhou Cyber Strategy Limited in the approximate amount of $96,154, and Dimension Marketing Limited in the amount of $80,645. These amounts have been classified as current liabilities. The amounts due to related parties represent unsecured advances which are interest-free and repayable on demand.

On December 30, 2004, General Business Network (Holdings) Limited, a wholly-owned subsidiary of our company, and Guangzhou Goldlion Environmental Technology Company Ltd., an affiliate of William Chi Hung Tsang, our Chairman, entered into an Agreement for Purchase and Sale of the premises known as the 20th Floor of the Goldlion Digital Network Centre, Nos. 136 and 138 Ti Yu Dong Road, Tianhe District, Guangzhou PRC, pursuant to which Goldlion agreed to purchase the premises from General Business Network for $2,456,521.70 in cash. The closing occurred on May 31, 2005, and Goldlion paid the purchase price for the premises to General Business Network.

On March 29, 2005, our board of directors approved the sale of the after-tax rental income rights of 21st and 23rd  Floor, Goldlion Digital Network Center, 138 Tiyu Road East, Tianhe, Guangzhou to our Chairman, Mr. Chi Hung Tsang at the book value of $1,320,000. As a result, a cash balance due from Mr. Tsang in the amount of $377,504 as of March 31, 2005 was subsequently paid off on April 28, 2005. The total consideration of $1,320,000 would be used to provide additional working capital for our group of companies.

The amounts due to related parties represent unsecured advances which are interest-free and repayable on demand.

Item 13 .   Exhibits and Reports on Form 8-K

(a)   Exhibits . The exhibit list required by Item 13 of Form 10-KSB is provided in the " Index to Exhibits " located herein, immediately following Item 15.

(b)   Reports on Form 8-K Filed in Last Quarter of Fiscal Year 2004

(1)
On January 5, 2005, the Company filed a Form 8-K in order to report an Agreement for Sale and Purchase of real estate, dated December 30, 2004, between General Business Network (Holdings) Limited, a wholly-owned subsidiary of the Company, and Guangzhou Goldlion Environmental Technology Company Ltd.

(2)	On January 24, 2005, the Company filed a Form 8-K in order to report a Complaint, dated December 10, 2004.

(3)	On January 11, 2006, the Company filed a Form 8-K in order to report the new appointment of a president and vice-chairman and the election of new directors.

(4)	On February 21, 2006, the Company filed a Form 8-K regarding the changes of certifying accountants.

(5)	On March 1, 2006, the Company filed a Form 8-K in order to report the new appointment of their Chief Financial Officer.

(6)	On March 20, 2006, the Company filed an amendment to the current report on Form 8-K/A regarding the changes of certifying accountants.
(7)	On March 30, 2006, the Company filed a Form 8-K to report changes in its certifying accountants.

Item 14 .   Principal Accountant Fees and Services

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

Year Ended December 31	2005	2004

Audit Fees (1)	100,635	84,948
Audit-Related Fees (acquisition audit fee of New Generation) (2)	-	64,103
Tax Fees (3)	3,095	513
All Other Fees (4)	-	-
Total Accounting Fees and Services	87,191	149,564

(1)
Audit Fees . These are fees for professional services for the audit of the Company's annual financial statements, and for the review of the financial statements included in the Company's filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees . These are fees for the assurance and related services reasonably related to the performance of the audit or the review of the Company's financial statements.

(3)	Tax Fees . These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(4)	All Other Fees . These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

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

INDEX TO EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description
14.1	Code of Ethics *
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chi Ming Chan, CEO *
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Man Ha, Principal Financial Officer *
32	Statement Required By 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.*
   *Filed herewith.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2006

CHINA WORLD TRADE CORPORATION

By:	/s/ Chi Ming Chan
Chi Ming Chan Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Chi Ming Chan	Chief Executive Officer	April 14, 2006
Chi Ming Chan	Director
/s/ Man Ha	Chief Financial Officer	April 14, 2006
Man Ha

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date
/s/ William C.H. Tsang	Chairman and Director	April 14, 2006
William C.H. Tsang
/s/ John H.W. Hui	Vice Chairman and Director	April 14, 2006
John H.W. Hui
/s/ Zeliang Chen	Vice Chairman and Director	April 14, 2006
Zeliang Chen
/s/ Chi Ming Chan	Chief Executive Officer	April 14, 2006
Chi Ming Chan	and Director
/s/ Chao Ming Luo	Director	April 14, 2006
Chao Ming Luo