Form 10QSB
period 2006-03-31
CHINA WORLD TRADE CORP
filed 2006-05-15
CIK 1081834

OMB APPROVAL
OMB Number: 3235-0416
Expires: December 31, 2006
Estimated average burden
hours per response: 174.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(011-8620) 2886 - 0608
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As at March 31, 2006, there were 33,668,923 shares of Common Stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Index

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA WORLD TRADE CORPORATION Condensed Consolidated Balance Sheet March 31, 2006

Unaudited
ASSETS	US$
Current assets
Cash and cash equivalents	$2,999,854
Pledged bank deposit	412,484
Accounts receivables, net	4,360,373
Marketable securities -available-for-sale	412,500
Prepaid expenses	382,937
Other current assets	831,907
Loans receivables	99,647
Rental and other deposits	2,439,608
Due from related parties	614,381
Due from related companies	128,292

Total current assets	12,681,983
Property, plant and equipment, net	1,145,621
Property use rights, net	1,562,909
Goodwill	11,279,314

Total assets	$26,669,827

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,835,985
Accrued expenses	424,209
Due to a shareholder	580,870
Due to related parties - other	28,264
Due to related companies	21,560
Income tax payable	1,446,202
Other taxes payable - penalties	1,026,680
Deferred income	104,425
Note payable	3,921,060
Hire purchase creditor - current portion	30,902
Other current liabilities	1,351,662

Total current liabilities	11,771,819
Hire purchase creditor - non-current portion	105,581

Total liabilities	11,877,400

Minority interest	2,171,735

Commitments and contingencies

Shareholders' equity
Preferred stock, par value of US$0.001 each; 10,000,000 shares authorized, none issued or outstanding	-
Common stock, par value of US$0.001 each; 50,000,000 shares authorized, 33,668,923 shares issued and outstanding	33,669
Additional paid-in capital	31,014,949
Statutory reserves	177,694
Accumulated other comprehensive income
- unrealized loss on available-for-sale securities	(150,000)
- foreign currency translation adjustment	23,990
Accumulated deficit	(18,479,610)

Total shareholders’ equity	12,620,692

Total liabilities and shareholders’ equity	$26,669,827

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index

CHINA WORLD TRADE CORPORATION Condensed Consolidated Statements of Operations and Comprehensive Income

	Three-month period ended March 31,
	2006	2005
	US$	US$
	Unaudited	Unaudited
Operating revenues
Club and business centre	152,615	335,379
Business traveling services	1,121,480	1,014,825
Business value-added services	634,120	291,681
Rental	3,461	184,416
Trading and others	-	86,889
	1,911,676	1,913,190
Operating costs and expenses
Club and business centre	7,706	128,515
Business traveling services	169,381	37,000
Business value-added services	299	678
Rental	-	98,762
Trading and others	-	86,763
	177,386	351,718
Other expenses
Impairment, depreciation and amortization	148,261	62,328
Selling, general and administrative expenses	2,000,976	1,513,997
	2,149,237	1,576,325

Loss from operations	(414,947)	(14,853)
Non-operating income (expense)
Other income	42,635	18,445
Interest income	11,937	-
Interest expense	(54,197)	(39,169)
Realized gain on disposal of available-for-sale securities	46,000	-
Loss before income tax and minority interests	(368,572)	(35,577)
Income tax expense	(46,022)	(28,110)
Loss before minority interests	(414,594)	(63,687)
Minority interests	14,806	(113,314)
Net income/(loss)	$(399,788)	$(177,001)
Other comprehensive income (loss):
Unrealized holding gain (loss) arising during the period	(855,250)	760,000
Less: reclassification adjustments for gains or losses	(46,000)	-
Included in net profit (loss)
Comprehensive income (loss)	(1,301,038)	582,999

Loss per share of common stock	(0.01)	(0.01)

Weighted average number of common stock outstanding	33,668,923	30,889,997

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index

CHINA WORLD TRADE CORPORATION Condensed Consolidated Statements of Cash Flows

	Three-month period ended March 31,
	2006	2005
	Unaudited	Unaudited
	US$	US$
Cash flows from operating activities:
Net income loss	(399,788)	(177,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	(14,806)	113,314
Amortization on intangible asset	-	90,000
Depreciation and amortization	74,378	62,328
Impairment loss on property, plant and equipment	8,519	-
Impairment loss on current assets	65,004	-
(Decrease) increase in deferred income	98,344	158,171
Provision for bad debts due from related companies	-	-
Stock issued for services	-	75,000
Realized gain on available-for-sale securities	(46,000)	-
Available for sale securities received as income	(375,000)	(450,000)
Changes in working capital:	-	-
Trade and other receivables	-	(261,872)
Accounts receivables	(983,030)	-
Other current assets	(406,578)	-
Loans receivable	311,299	-
Due from related parties	(198)	-
Due from related companies	(24,602)	-
Rental and other deposits	21,879	(196,553)
Prepayments	(151,510)	(14,091)
Inventories	-	119,875
Hire purchase creditor	86,482	-
Trade and other payables	-	28,412
Account payables	(234,907)	-
Accrued expenses	(219,835)	-
Other current liabilities	50,673	-
Due to related parties	618	-
Due to related companies	(56,018)	-
Income tax payable	23,895	20,441
Net cash used in operating activities	(2,171,181)	(431,976)
Cash flows from investing activities:		-
Acquisition of property, plant and equipment	(228,167)	(182,536)
Proceeds from disposal of available-for-sale securities	146,000	24,163
Net cash used in investing activities	(82,167)	(158,373)
Cash flows from financing activities:		-
Advance from a shareholder	443,739	621,960
Proceeds from new bank loan	1,852,469	-
Repayment of amount borrowed	(277,870)	(11,129)
Net cash provided by financing activities	2,018,338	610,831

Net increase (decrease) in cash and cash equivalents	(235,010)	20,482
Cash and cash equivalents at beginning of year	3,234,864	1,824,268
Cash and cash equivalents at end of year	2,999,854	1,844,750
-
Analysis of balances of cash and cash equivalents
Cash and bank balances	2,999,854	1,844,750

Supplemental disclosure information:		-
Interest paid	54,197	30,886
Income tax paid	46,022	7,670

Non-cash operating, investing and financing activities:
Consideration for disposal of intangible assets	-	1,320,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index

NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. As permitted by Form 10-QSB instructions, we have not disclosed the detailed information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Accordingly, the unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2005, which is included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 18, 2006. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

New Accounting Pronouncement

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments (revised 2004).” This statement eliminates the option to apply the intrinsic value measurement provisions of APB Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to stock compensation awards issued to employees. Rather, the Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period (usually the vesting period). In March 2005, the SEC staff expressed their views with respect to SFAS No. 123R in Staff Accounting Bulletin No. 107, “Share-Based Share Payment,” (SAB 107). SAB 107 provides guidance on valuing options.

Historically, for SFAS No. 123 pro forma disclosure was required for stock-based compensation to employees. We had recognized compensation expense for stock option awards issued to employees on a straight-line basis over the vesting period in the pro forma disclosure. This policy differs from the policy required to be applied to awards granted after the adoption of SFAS No. 123R, which requires that compensation expense be recognized for awards over the requisite service period of the award or to an employee’s eligible retirement date, if earlier. We will continue to recognize compensation expense over the applicable vesting periods for awards granted prior to adoption of SFAS No. 123R, but for all awards granted after December 31, 2005, compensation expense will be recognized over the requisite service period of the award or over a period ending with an employee’s eligible retirement date, if earlier.

Prior to the adoption of SFAS No. 123R, we had not reported any tax benefits resulting from the exercise of stock options, as we have incurred net operating losses since inception.

2.	GOING CONCERN CONSIDERATIONS

Though the Company has a positive net working capital of US$910,164 as of March 31, 2006, the Company had net loss of US$399,788 and US$177,001 for the three-month periods ended March 31, 2006 and 2005. Continuation of the Company as a going concern is dependent upon obtaining additional working capital through additional equity funding and attaining profitable operations in the future. Management has developed a strategy, which they believe can be accomplished and will enable the Company to operate in the future. The inability of the Company to secure additional funding and attain profitable operations in the near term could adversely impact the Company's business, financial position and prospects.

Index

3.  AMOUNT DUE FROM/TO RELATED PARTIES

(a) Due from related parties
As of March 31, 2006
US$

Huang Zehua	245,761
Chen Dexiong	368,620

Classified as current assets	614,381

(a) Due from related parties
As of March 31, 2006
US$

WTC Link International Limited	112,715
Chinamax International Limited	52
Guangdong WTC Link Information Service Limited	15,525

Classified as current assets	128,292
The amounts due from related parties and related companies as of March 31, 2006 represented unsecured advances which are interest-free and repayable on demand.

(c)	Due to related parties

As of March 31, 2006
US$

Ms. Suo Hong Xia	27,170
Mr. Ringo Leung	1,094

Classified as current liabilities	28,264

(d)	Due to related companies

Index

As of March 31, 2006
US$

Guangzhou Goldlion City Properties Co., Ltd.	1,429
Beijing Wanlong Economic Consultancy Corporation Ltd.	13,894
Guangzhou City International Exhibition Co.	4,631
Guangdong Huahao Industries Group Limited	1,606

Classified as current liabilities	21,560

The amounts due to related parties as of March 31, 2006 represented unsecured advances which were interest-free and repayable on demand.

(e) Due to a shareholder
As of March 31, 2006
US$

Mr. William Tsang	580,870

The amount due to a shareholder represents unsecured advances which are interest-free and repayable on demand.

4.  SHORT-TERM BANK LOAN

The outstanding loan balances of US$3,921,060 as of March 31, 2006 bear interest at 7.254% and are repayable within one year.

Index

5.  RELATED PARTY TRANSACTIONS

(a)  Names and relationship of related parties

Existing relationships with the Company

Beijing Wanlong Economic Consultancy Corporation Ltd.	PRC partner of a subsidiary

Bernard Chan	An ex-officer and a shareholder of the Company

Chan Chi Ming	A director, shareholder and officer of the Company

Chen De Xiong	A shareholder and director of a subsidiary

Chen Zeliang	A shareholder and director of the Company

Chinamax International Ltd.	An ex-shareholder of a former subsidiary

Glory River Corporation	A company which an officer of the Company is a director

Goldlion Holding Ltd.	A company controlled by close family members of a director

Guangdong Huahao Industries Group Co. Ltd.	A shareholder of a subsidiary

Guangzhou City International Exhibition Co.	PRC partner of a subsidiary

Guangzhou Cyber Strategy Limited	A company in which a director of the Company has beneficial interest

Guangzhou Goldlion City Properties Co., Ltd.	A company controlled by close family members of a director

Guangzhou Goldlion Environmental Technology Co., Ltd.	A company controlled by close family members of a director

Guangzhou Sanranxin Travel Ltd	A company in which a director of the Company has beneficial interest

Ho Chi Kin	An independent director of the Company

Huang Ze Hua	A shareholder and director of a subsidiary

John Hui	A director, shareholder and ex-officer of the Company

Luo Chao Ming	A director and shareholder of the Company

Ringo Leung	A former director of the Company

Suo Hong Xia	A shareholder and director of a subsidiary

William Tsang	A director, shareholder and officer of the Company

Index

(b) Summary of related party transactions

	Three-month period ended March 31, 2006	Three-month period ended March 31, 2005
	US$	US$

Consultancy fee expenses to
Beijing Wanlong Economic Consultancy Corporation Ltd.	4,631	4,531
Bernard Chan	12,821	19,230
Chen Dexiong	1,482	-
Guangzhou City International Exhibition Co.	4,631	4,531
Glory River Corporation	13,462	-
Huang Zehua	926	-
Suo Hongxia	463	-

Director fee to
Ho Chi Kin	1,000	1,500
William Tsang	37,500	32,041
Chan Chi Ming	19,266	19,225
John Hui	-	37,500
Luo Chao Ming	4,869	4,720
Chen Zeliang	3,705	3,624

Rent and related expenses to
Guangzhou Goldlion City Properties Co., Ltd.	53,750	81,799
Guangzhou Goldlion Environmental Technology Co., Ltd.	43,207	20,562

Personal guarantee granted from
Mr. William Tsang	19,231	19,231

Intangible asset sold to
Mr. William Tsang	-	1,320,000

Traveling expenses to
Guangzhou Sanranxin Travel Ltd.	-	4,139

Sponsorship expenses to
Goldlion Holdings Ltd.	-	2,247

Rental compensation income from
Guangzhou Goldlion City Properties Co., Ltd.	-	3,854

Index

6.  AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities represent equity securities of which the aggregate cost, gross unrealized gains and losses and fair value are as follows:

	As of March 31, 2006
	Cost	Gross unrealized loss	Fair value
	US$	US$	US$
Available-for-sale:
Equity securities
Current assets	562,500	(150,000)	412,500

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

Index

Total stock options outstanding at March 31, 2006 was__Nil__ of which __None_ of these options were vested. The Company recorded non-cash stock option expense to employees of $_Nil__ for the first quarter of 2006 as required by SFAS 123R.

The following table provides certain information with respect to the above-referenced stock options outstanding and exercisable at March 31, 2006:

Exercise Prices	Stock Options Outstanding And Exercisable	Weighted Average Remaining Contractual Life - Years

$0.67	Nil	Nil years

There have been no modifications of outstanding stock option rewards.

8. BUSINESS SEGMENT INFORMATION
	Three-month period ended March 31,	Three-month period ended March 31,
	2006	2005
	US$	US$
Operating revenues
Club and business centre	152,615	335,379
Business traveling services	1,121,480	1,014,825
Business value-added services	634,120	291,681
Rental	3,461	184,416
Trading and others	-	86,889

	1,911,676	1,913,190

	US$	US$
Profit (Loss) from operations
Club and business centre	(98,569)	(91,403)
Business traveling services	23,427	306,623
Business value-added services	449,714	230,869
Rental	(226,447)	(14,571)
Trading and others	-	(59,585)

	148,125	371,933

Corporate expenses	(563,072)	(386,786)

Consolidated operating loss	(414,947)	(14,853)

Realized gain on available-for-sale securities
Other income	42,635	18,445
Interest income	11,937	-
Interest expense	(54,197)	(39,169)
Realized gain on available-for-sale securities	46,000	-

Net loss before income taxes and minority interest	(368,572)	(35,577)

9. CONTINGENCIES

Prior to the completion of acquisition by the Company, GNGCM had been paying Mainland China income tax at a basis of calculation which was not in accordance with the standard basis of calculation as stipulated by the Mainland China tax law. The shortfall of the underpaid tax liabilities, related surcharges and penalty up to the date of acquisition by the Company has already been fully provided in the consolidated financial statements. However, GNGCM would potentially be liable to further surcharge for late payment and penalty, additional to the amount being provided, for the period since the date of acquisition by the Company and up to the balance sheet date. A shareholder of GNGCM has undertaken to indemnify the Company against such shortfall and additional tax-related liabilities. As of March 31, 2006, the estimated further surcharges and penalties for which GNGCM was potentially liable amounted to US$9,470,714 and US$430,364 respectively. The estimated further penalties were based on the highest charge rate of the range from 50% to 500%.

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

OVERVIEW

    We were incorporated in the State of Nevada in 1998 to engage in any lawful corporate undertaking. Since June 2002,, our business objective has been to open and operate business clubs in the major cities of China in association with the World Trade Center Association in order to position ourselves as the platform to facilitate trade between China and the world market. We currently operate two clubs, one in Guangzhou and the other in Beijing, PRC. We have grown through acquisitions and internal growth and our business objectives have expanded as set forth in the following paragraphs.

Our growth and development as a business enterprise has been marked by a number of significant corporate events. Pursuant to a Share Exchange Agreement, dated as of August 10, 2000, between Virtual Edge Limited ("Virtual Edge") and Main Edge International Limited ("Main Edge"), Main Edge transferred all of the issued and outstanding shares of the capital stock of Virtual Edge to the Company in exchange for 1,961,175 shares of our pre-split common stock, representing approximately 75% of our outstanding shares of the common stock. Accordingly, we controlled the operations of Virtual Edge, and Main Edge became our majority stockholder. We then undertook an 8-for-1 forward split that was effective on the 15th day of September 2000, which resulted in Main Edge owning 15,689,400 shares of our common stock. Then, five major developments occurred. These were: (i) the consummation of two private placement financings by Powertronic Holdings Limited ("Powertronic") in September 2002 and December 2002 in which it acquired shares of our common stock, (ii) an acquisition of all the issued and outstanding shares of General Business Network (Holdings) Ltd. in December 2002, (iii) a 1-for-30 reverse stock split that was effective on September 1, 2002, (iv) the assignment of the rights of the after tax rental income of certain premises from Mr. Tsang for a five year period in December 2003, and (v) the exercise of warrants for the shares of our common stock by Mr. Tsang and Powertronic in March 2004 and in July 2004, and the further exercise additional warrants in December 2004. As a result of these transactions, Mr. Chi Hung Tsang became the new major shareholder and owns over 12,600,000 shares of our common stock and Powertronic owns over 5,500,000 shares. Mr. Chi Hung Tsang is currently President and Chairman of our Board of Directors.

China World Trade Corporation ("China World Trade") has recently established its businesses into three distinct divisions, namely the club and business center; business travel services; and business value-added services. The Club and Business Center division is devoted to the building of the World Trade brand in China. Its objective is to open and operate business clubs in the major cities of China in association with the World Trade Center Association, in order to position the company as the platform to facilitate trade between China and the world market. China World Trade currently operates the Guangzhou World Trade Center Club, consisting of over 4,000 square meters, and The Beijing World Trade Center Club, which is located at 2nd Floor, Office Tower II, Landmark Towers Beijing, 8 North Dongsanhuan Road, Beijing PRC, and consisting of 730 square meters. In addition, since the acquisition of CEO Clubs China Limited ("CEO Clubs") in May 2004, CEO Clubs will complement China World Trade's offerings by targeting higher profile leadership from larger companies than those normally associated with China World Trade. The CEO Clubs family, of which each family member operates independently of each other, has thirteen chapters in the US and China. It focuses on recruiting CEO's of companies with annual sales exceeding $2 million as members. The average member of our affiliated CEO Clubs family has $20 million in annual sales.

Index

Since the completion of the acquisition of a majority stake of Guangdong New Generation Commercial Management Limited (the “New Generation Group” or “New Generation”) in August 2004, the Business Travel Services division has provided the necessary platform for China World Trade Corporation to focus on the high growth, travel related businesses. New Generation aims to be the pioneer and to become one of the market leaders in the travel agency businesses through the operations of its seven subsidiaries in Southern China in ticketing sales for international and domestic flights as well as inbound business travel. Being a major consolidator of hotel accommodations and airline tickets in China, New Generation has already acquired the necessary licenses to operate as a ticketing and travel agent in the PRC. These licenses include 26 licenses as a ticketing agent for international and domestic flights for both cargo and passengers issued by the Civil Aviation Administration of China and the International Air Transport Association and three licenses as a domestic and international travel agent issued by the Administrative Bureau of Tourism of China. In addition, New Generation is also an authorized/licensed insurance agent in China to provide, in particular, accidental and life insurances. New Generation is believed to contribute a solid revenue base to the Company.

The Business Value-Added Services division concentrates on value-added services of merchant related businesses as well as on consultancy services. WTC Link International Limited and other subsidiaries of China World Trade, leverage the network and database of the Business Clubs and New Generation to provide business related services to its clients. In addition, this division also provides consultancy services to China World Trade's members and clients in the financial services areas (may we state here “corporate strategy and business development areas”) including mergers and acquisitions, corporate restructuring and financing.

RESULTS OF OPERATIONS

The following table shows the selected unaudited condensed consolidated income statement data of the Company and its subsidiaries for the three-month period ended March 31, 2006 and March 31, 2005. The data should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company for the three-month period ended March 31, 2006 and March 31, 2005 and related notes thereto.

	Three months		Three months
	ended		ended
	March 31,	% of	March 31,	% of
	2006	Revenues	2005	Revenues
(In US$ thousands except per share data)

Operating revenues
Club and business center	153	7.9	335	17.5
Business traveling services	1,122	58.7	1,015	53.1
Business value-added services	634	33.2	292	15.3
Others	3	0.2	271	14.1
Total Operating Revenues	1,912	100.0	1,913	100.0

Gross Profit
Club and business center	145	7.6	207	10.8
Business traveling services	952	49.8	978	51.1
Business value-added services	634	33.1	291	15.2
Others	3	0.2	85	4.5
Total Gross Profit	1,734	90.7	1,561	81.6

Selling, general and administrative expenses	(2,001)	(104.7)	(1,514)	(79.1)
Impairment loss and depreciation	(148)	(7.7)	(62)	(3.2)

Loss from operations	(415)	(21.7)	(15)	(0.7)

Non-operating income (expenses)
Other income net of expenses	43	2.2	18	0.9
Interest expense net of interest income	(42)	(2.2)	(39)	(2.0)
Realized gain on available-for-sale securities	46	2.4	-	-

Income/(Loss) before income taxes and minority interest	(368)	(19.3)	(36)	(1.8)

Income taxes	(46)	(2.4)	(28)	(1.5)

Net income/(loss) before minority interest	(414)	(21.7)	(64)	(3.3)

Minority interest	15	0.8	(113)	(5.9)

Net Profit/(loss)	(399)	(20.9)	(177)	(9.2)

Other comprehensive income	(902)	(47.2)	760	39.7

Comprehensive Income	(1,301)	(68.1)	583	30.5

Loss per share of common stock
- Basic	$(0.01)		$(0.01)

Index

THREE-MONTH PERIOD ENDED MARCH 31, 2006 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2005

Operating Revenue

We have provided club and business center services through our subsidiary Guangzhou World Trade Center Club located in Guangzhou Province, the PRC since June 2002, and business value-added services and other business (trading) through a subsidiary of General Business Network (Holdings) Limited since March 2003. We have commenced our operation in the business travel business since our acquisition of New Generation in August 2004. Consolidated operating revenue for the three-month period ended March 31, 2006 was $1,912,000, compared to $1,913,000 for the same corresponding period in year 2005, a slightly decrease of $1,000 or 0.001%. The decrease was mainly due from the slow down on club and business center service and the decrease in rental income. This decrease was partially offset by the increase in business traveling services and business value-added services.

Our mix of operating revenues will continue to shift since our acquisition of travel business and development of our business value-added services. We will continue to utilize the World Trade Center Clubs in various major cities in China to provide the necessary platform for the growth of our businesses. We believe that our revenue will continue to improve steadily under normal business circumstances.

Of the $1,912,000 revenue in the three-month period ended March 31, 2006, approximately $153,000 (7.9%) was generated from providing club related services by our Guangzhou World Trade Center Club and Beijing World Trade Center Club; $1,122,000 (58.7%) was generated from business travel services; and $634,000 (33.2%) was generated from business value-added services. The continuous development of our business traveling services and our business value-added services will contribute positively to our operating revenue.

For the three-month period ended March 31, 2006, New Generation, our business traveling services arm, sold a total of over 315,000 tickets, which translates to a total value of air-ticket fare of approximately $39.8 million. As compared to the corresponding period in year 2005, tickets sold by New Generation increased by 29,000 tickets (or 10.1%) from approximately 286,000 tickets, with the value of air-ticket fare increasing by $8.0 million (or 25.2%) from $31.8 million.

Consolidated gross profit increased by $173,000 or 11.1% for the three-month period ended March 31, 2006 over the same corresponding period in year 2005. The increase was predominantly driven by our business value-added services resulting from providing various consultancy services to our members. This increase was offset by the decrease in gross profit of our club and business center and business traveling services resulting from a lower profit margin. As a percentage of total operating revenues, the consolidated gross profit margin of 90.7% for the three-month period ended March 31, 2006 increased from 81.6% for the same corresponding period in 2005. Our profit margin was driven by a mix shift from lower margin business travel services to higher margin business valued-added services.

Of the $1,734,000 total gross profit for the 3-month period ended March 31, 2006, approximately gross profit of $145,000 (or 8.4%) was generated from providing club and business center services, approximately $952,000 (or 54.9%) from business travel services, approximately gross profit of $634,000 (or 36.5%) from providing business value-added services and the remaining $3,000 (or 0.2%) from rental income. As compared to the same corresponding period in year 2005, the club and business center services represented a 13.3% (or $207,000) of the total gross profit; 62.7% (or $978,000) was generated from the business travel business, 18.6% (or $291,000) from the business value-added services; and the remaining 5.4% (or $85,000) from other (rental and cattle hide trading) businesses. The shift in segmental distribution was primarily due to the increase in gross profit in the business travel services, resulting from the acquisition of the New Generation Group. We foresee that this segment mix will continue to change and balance out in years 2006 upon further development in the business value-added services and the expected opening of other world trade center clubs.

Index

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $487,000 or 32.2% to $2,001,000 for the three-month period ended March 31, 2006 from $1,514,000 for the same corresponding period in 2005. The increase was mainly due to (1) the increase in director and staff related costs predominantly resulting from our business traveling services operation in the amount of approximately $120,000; (2) the increase in various advertising expenses in the amount of approximately $120,000; and (3) the increase in share disposal expenses resulting from selling the shares we received as compensation for providing consulting services in the amount of approximately $140,000. We believe the selling, general and administrative will continue to increase steadily as our businesses continue to grow.

Impairment Loss and Depreciation

Total impairment loss and depreciation were approximately $148,000 for the three-month period ended March 31, 2006, as compared to the same corresponding period in year 2005, an increase of $86,000 or 137.9% from $62,000. The increase was mainly due to the increase in depreciation of our fixed asset from the business traveling services in 2006 and impairment of current assets in 2006 of $65,000 that did not exist in 2005. Under normal circumstances, we will review the impairment of our assets at the year end or at the anniversary of such assets.

Other Income and Realized Gain

The other income and realized gain increased by approximately $71,000 for the three-month period ended March 31, 2006, as compared to the same corresponding period in 2005. The increase was primarily the result of the gain on disposal of securities during the reporting period which we received as compensation for our consultancy services rendered.

Interest Expenses, Net

Net Interest expenses were increased approximately in the amount of $15,000 to $54,000 for the three-month period ended March 31, 2006, as compared to the same corresponding period in year 2004. The majority of the increase was due to the additional interest expenses incurred by the business traveling operations of New Generation in relation to additional bank loan in the amount of RMB21,750,000 (approximately equals US$2.68 million), in which bank loan as of March 31, 2006 amounts to RMB31,750,000 (approximately US$3.92 million)

Income Taxes

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

Income taxes were $46,000 for the three-month period end March 31, 2006, as compared to $28,000 for the same corresponding period in year 2005, an increase of $18,000 (or 64.3%). The increase of income taxes was the result of the increase in our travel business’s operation revenue and net income during the reporting period.

Index

Net Income /Comprehensive income

Net loss was approximately $399,000 for the three-month period ended March 31, 2006, as compared to the net loss in the amount of $177,000 for the same corresponding period in year 2005, an increase of approximately $222,000. The increase in net loss was the result of the lower profit margin from the business traveling service and the increase in selling, general and administrative expenses. The management believes that our operations will continue to improve and we do not foresee a trend of losses.

In addition, we recorded an unrealized loss on short-term investments (fair value adjustment) which is classified as other comprehensive income (loss) in the amount of approximately $901,000 for the three-month period ended March 31, 2006, as compared to an unrealized gain of $760,000 for the same corresponding period in year 2005. This decrease was the result of the unrealized decrease in fair market value of the common stocks we received as compensation for our consultancy services rendered. Management believes that this unrealized gain (or loss) will fluctuate from quarter to quarter if we continue to hold these shares. We intend and plan to offload these shares as soon as possible and within a period of 12 months upon receiving them from our client members.

The accounting loss or net comprehensive loss, after taking the unrealized loss on the available-for-sale securities into consideration, for the three-month period ended March 31, 2006 in the amount of approximately $1,301,000, as compared to a net comprehensive income of $583,000 for the same corresponding period in year 2005. Again, this unrealized gain (or loss) will vary from quarter to quarter if we continue to hold on to these shares.

Liquidity and Capital Resources

As of March 31, 2006, cash and cash equivalents totaled $2,999,854, as compared to March 31, 2005 of $1,844,750, an increase of approximately $1.16 million. This increase in cash position was the result of a combination of net cash provided by financing activities in the amount of approximately $2,018,000, which was mainly contributed by the proceeds from new bank loan., offsetting by net cash used in operating activities of approximately $2,171,000 and net cash used in investing activities of approximately $82,000. The increase in net cash provided by financing activities was mainly due to an inception of new loan of $1,852,000 from a bank. The net cash used in investing activities was contributed by the acquisition of additional equipment in the total amount of $228,000, offset by the proceeds from the disposal of available-for-sale shares amounting to $146,000. Net cash used in operating activities could be explained by the change in net working capital. This change in net working capital was due to the increase in trade and other receivables of approximately $1,390,000. The increase in trade and other receivables was primarily due to the increase in trade receivables resulting from the increase in operating revenues of our business traveling service division.

During the reporting period of the three-month ended March 31, 2006, there was not any new shares issued and our total issued and outstanding shares of our common stock remained at 33,668,923 as of March 31, 2006.

We have not committed to any individual material capital expenditures related projects and we will primarily rely on the Cornell Capital’s Standby Equity Distribution Agreement financing, provided that it is declared effective by the Commission, as the external source of liquidity to fund our potential capital related projects. On the other hand, we rely on our internal sources of liquidity generated from our business travel services and business value-added services to fund immaterial capital projects. In the event that we are unable to draw down capital funding from Cornell Capital’s $30.0 million committed source of capital or unable to fund project from our internally generated sources, we will seek other external sources of opportunities in a combination of debt and/or equity financings from potential investors or existing shareholders of the Company, although we have not committed any other external source besides Cornell Capital.

We believe that the level of financial resources is a significant factor for our future development and accordingly may choose at any time to raise capital through private debt or equity financing to strengthen our financial position, facilitate growth and provide us with additional flexibility to take advantage of business opportunities. However, other than the offering contemplated by the Standby Equity Distribution Agreement financing provided by Cornell Capital Partners, LP, we do not have any immediate plan to pursue a public offering of our common stock.

Index

OTHER SIGNIFICANT EVENTS

Nonel

CRITICAL ACCOUNTING POLICIES

In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results. However, the majority of our businesses operate in environments where we pay a fee for a service performed, and therefore the results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex.

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

Index

Item 3. Controls and Procedures.

Quarterly Evaluation of Controls

As of the end of the period covered by this quarterly report on Form 10-QSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer, Chi Ming Chan ("CEO") and Man Ha, our Chief Financial Officer ("CFO"). In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

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

Index

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

We have engaged counsel who is admitted to practice before the U.S. District Court for the Southern District of New York, and we are vigorously defending the Adversary Proceeding. We filed a Motion To Dismiss which was heard on March 22, 2005, and the judge ruled in favor of the Trustee by refusing to dismiss the case at this preliminary stage of the proceedings. Other than the disposition of our motion, the case is in the proceeding slowly in the discovery phase Notwithstanding the decision on our motion to dismiss, our primary defense is that we purchased the stock of CEO Clubs China, and did not acquire any assets of the Chief Executive Officers Clubs, Inc. bankruptcy estate. We believe that this defense will be meritorious should the matter ever come to trial.

Index

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

3.1	Articles of incorporation are hereby incorporated by reference from our registration statement on Form 10-SB, filed with the Commission on September 9, 1999, SEC File No. 000-26119.
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chi Ming Chan, Vice Chairman and CEO
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Man Ha, Chief Financial Officer
32.1	Section 1350 Certifications of Chi Ming Chan, Vice Chairman and CEO
32.2	Section 1350 Certifications of Man Ha, Chief Financial Officer

(b) Reports on Form 8-K;

(1)	On January 11, 2006, the Company filed a Form 8-K in order to report the new appointment of a president and vice-chairman and the election of new directors.

(2)	On February 21, 2006, the Company filed a Form 8-K regarding the changes of certifying accountants.

(3)	On March 1, 2006, the Company filed a Form 8-K in order to report the new appointment of their Chief Financial Officer.

(4)	On March 20, 2006, the Company filed an amendment to the current report on Form 8-K/A regarding the changes of certifying accountants.

(5)	On March 30, 2006, the Company filed a Form 8-K to report changes in its certifying accountants.

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China World Trade Corporation (Registrant)

Date: May 15, 2006	By:	/s/ Chi Ming Chan
Chi Ming Chan Chief Executive Officer

Date: May 15, 2006	By:	/s/ Man Ha
Man Ha Chief Financial Officer