Form 10QSB
period 2006-06-30
CHINA WORLD TRADE CORP
filed 2006-08-14
CIK 1081834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________________ to _________________

Commission file number 000-26119

CHINA WORLD TRADE CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	87-0629754
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3rd Floor, Goldlion Digital Network Center
138 Tiyu Road East, Tianhe
Guangzhou, PRC
(Address of principal executive offices)

(011-8620) 2886 - 0608
(Issuer's telephone number)

(Former name, address and fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As at June 30, 2006, there were 34,065,923 shares of Common Stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Financial Statements of China World Trade Corporation - June 30, 2006 and 2005

China World Trade Corporation

-	Unaudited Condensed Consolidated Balance Sheet as of June 30, 2006

-	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and six months ended June 30, 2006 and 2005

-	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005

-	Notes to Unaudited Condensed Consolidated Financial Statements

China World Trade Corporation
Condensed Consolidated Balance Sheet
(Unaudited)
Six month periods ended June 30, 2006 and 2005

US$
ASSETS
Current assets
Cash and cash equivalents	1,994,593
Pledged bank deposit - restricted cash	246,996
Accounts receivable, net	4,045,164
Marketable securities -available-for-sale	159,375
Prepaid expenses	1,014,961
Other current assets	720,614
Loans receivable	99,647
Rental and other deposits	2,262,175
Due from related parties	614,084
Due from related companies	128,292
Total current assets	11,285,901

Property, plant and equipment, net	1,626,985
Property use rights, net	1,553,161
Goodwill	11,409,515
Total assets	25,875,562

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	3,041,199
Accrued expenses	770,389
Due to a shareholder	111,512
Due to related parties - others	29,499
Due to related companies	32,706
Income tax payable	1,458,277
Other taxes payable - penalties	1,026,680
Deferred income	5,262
Note payable	4,106,307
Hire purchase creditor - current portion	30,902
Other current liabilities	1,858,318
Total current liabilities	12,471,051

Hire purchase creditor - non-current portion	97,855
Total liabilities	12,568,906

Minority interest	1,875,116

Commitments and contingencies

Shareholders' equity
Preferred stock, par value of US$0.001 each; 10,000,000 shares authorized, none issued or outstanding	--
Common stock, par value of US$0.001 each; 50,000,000 shares authorized, 34,065,923 shares issued and outstanding	34,066
Additional paid-in capital	31,560,782
Statutory reserves	170,827
Accumulated other comprehensive loss
- unrealized loss on marketable securities -available-for-sale	(403,125)
- foreign currency translation adjustment	23,990
Accumulated deficit	(19,955,000)
Total shareholders’ equity	11,431,540

Total liabilities and shareholders’ equity	25,875,562

The accompanying notes are an integral part of the condensed consolidated financial statements.

China World Trade Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
For the Three Months and Six Months ended June 30, 2006 and 2005

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	Restated 2005	2006	Restated 2005
	US$	US$	US$	US$
Operating revenues
Club and business centre	174,481	215,481	327,096	550,860
Business traveling services	697,129	1,091,242	1,818,609	2,106,067
Business value-added services	293,248	325,088	927,368	616,769
Rental services	3,461	30,284	6,922	214,700
Trading and other services		34,983	--	121,872
	1,168,319	1,697,078	3,079,995	3,610,268

Operating costs and expenses
Cost of Club and business centre	(9,033)	(14,826)	(16,739)	(143,341)
Cost of Business traveling services	(163,813)	(82,791)	(333,194)	(119,791)
Cost of Business value-added services	(82)	(767,134)	(381)	(767,811)
Cost of Rental services	--	--	--	(98,762)
Cost of Trading and other services		(33,897)	--	(120,660)
Impairment, depreciation and amortization	(92,710)	(73,348)	(240,971)	(126,140)
Selling, general and administrative expenses	(2,664,008)	(2,045,863)	(4,664,984)	(3,569,396)
	(2,929,646)	(3,017,859)	(5,256,269)	(4,945,901)

Loss from operations	(1,761,327)	(1,320,781)	(2,176,274)	(1,335,633)

Non-operating income(expense)
Realized gains on marketable securities - available-for-sale	--	1,819,199	46,000	1,819,199
Other income	362	21,863	42,997	39,621
Interest income	9,000	--	20,937	--
Loss on disposal of leasehold land and buildings	--	(254,740)	--	(254,740)
Interest expense	(76,572)	(25,452)	(130,769)	(64,621)
Other		(1,146)		(1,146)

Profit (Loss) before income taxes and minority interest	(1,828,537)	238,943	(2,197,109)	202,680
Provision for income taxes	(27,528)	(84,708)	(73,550)	(112,819)

Profit (Loss) before minority interest	(1,856,065)	154,235	(2,270,659)	89,861
Minority interest	373,807	(108,598)	388,613	(221,225)

Net profit (loss)	(1,482,258)	45,637	(1,882,046)	(131,364)

Other comprehensive income (loss)
Unrealized gains on marketable securities - available-for-sale
Unrealized holding gain (loss) arising for the period	(253,125)	6,290,660	(1,108,375)	7,050,660
Less: Reclassification adjustment for gains or losses included in net profit (loss)	--	(1,819,199)	(46,000)	(1,819,199)

Comprehensive income (loss)	(1,735,383)	4,517,098	(3,036,421)	5,100,097

Profit (Loss) per share of common stock-Basic and diluted	(0.05)	0.01	(0.06)	(0.01)

Weighted average number of shares of common stock outstanding	33,948,132	30,969,118	33,809,299	30,929,776

The accompanying notes are an integral part of the condensed consolidated financial statements.

China World Trade Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
Six month periods ended June 30, 2006 and 2005

	Six Months ended June 30,
	2006	2005
	US$	US$
Cash flows from operating activities:
Net cash (used in) operating activities	(2,389,275)	(1,644,435)

Cash flows from investing activities:
Acquisition of a subsidiary - net of cash acquired	(394,641)	--
Acquisition of property, plant and equipment	(381,582)	(243,624)
Proceeds from disposal of intangible assets	--	1,320,000
Proceeds from disposal of property, plant and equipment	--	2,457,382
Proceeds from disposal of short-term investment	--	24,163
Proceeds from disposal of marketable securities - available-for-sale	146,000	1,919,892
Acquisition of marketable securities - available-for-sale	--	(3,675)
Net cash provided by (used in) investing activities	(630,223)	5,474,138

Cash flows from financing activities:
Repayment to a shareholder	(25,619)	(320,536)
Proceeds from new bank loan	3,828,437
Repayment of amount borrowed	(2,068,591)	(1,052,494)
Capital contribution by minority shareholder of a subsidiary	45,000	--
Net cash (used in) provided by financing activities	1,779,227	(1,373,030)

Net increase (decrease) in cash and cash equivalents	(1,240,271)	2,456,673

Cash and cash equivalents at beginning of period	3,234,864	1,824,268

Cash and cash equivalents at end of period	1,994,593	4,280,941

Supplemental disclosure information
Interest paid	130,769	70,868
Income taxes paid	73,550	33,721

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. As permitted by Form 10-QSB instructions, we have not disclosed the detailed information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Accordingly, the unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2005, which is included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 18, 2006. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Certain of the 2005 figures in the unaudited condensed consolidated statements of operations and comprehensive loss have been restated to conform with the presentation adopted in 2006.

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

The Company has a negative net working capital of US$1,185,150 as of June 30, 2006 and a net loss of US$1,882,046 and a net loss of US$1,482,258 for the six months and three months ended June 30, 2006 respectively. Continuation of the Company as a going concern is dependent upon obtaining additional working capital through additional equity funding and attaining profitable operations in the future. Management has developed a strategy, which they believe can be accomplished and will enable the Company to operate in the future. The inability of the Company to secure additional funding and attain profitable operations in the near term could adversely impact the Company's business, financial position and prospects.

3. AMOUNT DUE FROM/TO RELATED PARTIES

(a) Due from related parties

As of June 30, 2006
US $

Huang Zehua	245,761
Chen Dexiong	368,323

Classified as current assets	614,084

(b) Due from related companies

As of June 30, 2006
US $

WTC Link International Limited	112,715
Chinamax International Limited	52
Guangdong WTC Link Information Service Limited	15,525

Classified as current assets	128,292

The amounts due from related parties and related companies as of June 30, 2006 represented unsecured advances which are interest-free and repayable on demand.

(c) Due to related parties - others

As of June 30, 2006
US $

Ms. Suo Hong Xia	28,405
Mr. Ringo Leung	1,094

Classified as current liabilities	29,499

(d) Due to related companies

As of June 30, 2006
US $

Guangzhou Goldlion City Properties Co., Ltd.	1,700
Beijing Wanlong Economic Consultancy Corporation Ltd.	18,525
Guangzhou City International Exhibition Co.	9,262
Guangdong Huahao Industries Group Limited	1,575
Guangzhou Sanranxin Travel Ltd.	1,644

Classified as current Liabilities	32,706

The amounts due to related parties as of June 30, 2006 represented unsecured advances which were interest-free and repayable on demand.

(e) Due to a shareholder

As of June 30, 2006
US $

Mr. William Tsang	111,512

The amount due to a shareholder represents unsecured advances which are interest-free and repayable on demand.

4.  NOTE PAYABLE

The outstanding note payable balances of US$4,106,307 as of June 30, 2006 bear interest ranging from 5.115% to 7.605% and are repayable within one year.

5. RELATED PARTY TRANSACTIONS

(a) Names and relationship of related parties

Existing relationships with the Company

Beijing Wanlong Economic Consultancy Corporation Ltd.	PRC partner of a subsidiary

Bernard Chan	An ex-officer and a shareholder of the Company

Chan Chi Ming	A director, shareholder and officer of the Company

Chen De Xiong	A shareholder and director of a subsidiary

Chen Zeliang	A shareholder and director of the Company

Chinamax International Ltd.	An ex-shareholder of a former subsidiary

Glory River Corporation	A company which an officer of the Company is a director

Goldlion Holding Ltd.	A company controlled by close family members of a director

Guangdong Huahao Industries Group Co. Ltd.	A shareholder of a subsidiary

Guangzhou City International Exhibition Co.	PRC partner of a subsidiary

Guangzhou Cyber Strategy Limited	A company in which a director of the Company has beneficial interest

Guangzhou Goldlion City Properties Co., Ltd.	A company controlled by close family members of a director

Guangzhou Goldlion Environmental Technology Co., Ltd.	A company controlled by close family members of a director

Guangzhou Sanranxin Travel Ltd	A company in which a director of the Company has beneficial interest

HK (Xian) Trade Association Ltd.	A non-profit making organization in which a director of the Company is a director

Ho Chi Kin	A former independent director of the Company

Huang Ze Hua	A shareholder and director of a subsidiary

John Hui	A director, shareholder and ex-officer of the Company

Luo Chao Ming	A director and shareholder of the Company

Ringo Leung	A former director of the Company

Suo Hong Xia	A shareholder and director of a subsidiary

William Tsang	A director, shareholder and officer of the Company

(b) Summary of related party transactions

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	Restated 2005	2006	Restated 2005
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Consultancy fee expenses to
Beijing Wanlong Economic Consultancy Corporation Ltd.	4,631	4,531	9,262	9,061
Bernard Chan	--	24,548	12,821	43,778
Chen Dexiong	1,482	--	2,964	--
Guangzhou City International Exhibition Co.	4,631	4,531	9,262	9,061
Glory River Corporation	17,308	--	30,769	--
Huang Zehua	926	1,577	1,852	1,577
Suo Hongxia	463	453	926	453

Director salary to
Ho Chi Kin	--	1,500	1,000	3,000
William Tsang	37,500	32,041	75,000	64,083
Chan Chi Ming	19,266	28,030	38,531	47,255
John Hui	--	37,500	--	75,000
Luo Chao Ming	4,869	4,720	9,738	9,441
Chen Zeliang	3,705	4,023	7,410	7,648

Rent and related expenses to
Guangzhou Goldlion City Properties Co., Ltd.	55,371	62,981	109,121	149,970
Guangzhou Goldlion Environmental Technology Co., Ltd.	43,206	33,337	86,413	53,899

Sale of leasehold land and buildings to
Guangzhou Goldlion Environmental Technology Co., Ltd.	--	2,457,382	--	2,457,382

Personal guarantee granted from
Mr. William Tsang	19,231	19,231	19,231	19,231

Intangible asset sold to
Mr. William Tsang	--	--	--	1,320,000

Traveling expenses to
Guangzhou Sanranxin Travel Ltd.	--	--	--	4,139

Sponsorship donation/ expenses to
HK (Xian) Trade Association Ltd.	38,462	--	38,482	--
Goldlion Holdings Ltd.	--	2,396	-	4,463

Rental compensation income from
Guangzhou Goldlion City Properties Co., Ltd.	--	--	--	3,854

6. MARKETABLE SECURITIES - AVAILABLE-FOR-SALE

Marketable Securities - Available-for-sale represent equity securities of which the aggregate cost, gross unrealized gains and losses and fair value are as follows:

	As of June 30, 2006
	Cost	Gross unrealized loss	Fair value
	US$	US$	US$
Marketable Securities - Available-for-sale:

Equity securities under current assets	562,500	(403,125)	159,375

7.  STOCK-BASED COMPENSATION

The Company records compensation expense for stock-based employee compensation plans using the intrinsic value method in which the compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price of the award on the measurement date.

On December 31, 2003, the Board of Directors adopted a stock option plan ("The 2003 Plan"). The 2003 Plan allows the Board of Directors to grant stock options to various employees of the Company. 1,000,000 stock options were granted in accordance with the terms of the 2003 Plan on December 31, 2003 to certain officers and directors at an exercise price of US$0.673 per share. On February 20, 2004, the Company cancelled 95,000 options due to resignation and job reposting; accordingly there are no options outstanding at June 30, 2006.

Pursuant to a registration statement filed as of May 15, 2006, the 2006 Non-qualified Stock Compensation Plan became effective. It is intended to advance the best interests of the Company by providing those persons who have a substantial responsibility for its management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. Further, the availability and offering of stock options and common stock under the Plan supports and increases the Company's ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability of the Company depends. The total number of shares of the Company available for grants of Stock Options and Common Stock under the Plan shall be 1,500,000, which are not subject to any restriction on transferability and are to be granted to certain employees, officers, directors and consultants.

To date, none of the 1,500,000 shares under the 2006 Non-qualified Stock Compensation Plan has been issued except that 800,000 shares will be issued to Greentree Financial Group, Inc. shortly pursuant to a consultancy contract dated March 23, 2006. Based on vested date market price of $1.37 as of March, 23, 2006 (the contract date) multiplied by 800,000 shares and by time apportionment, $297,747 had been accrued for the three months ended June 30, 2006.

8. BUSINESS SEGMENT INFORMATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	Restated 2005	2006	Restated 2005
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenues
Club and business centre	174,481	215,481	327,096	550,860
Business traveling services	697,129	1,091,242	1,818,609	2,106,067
Business value-added services	293,248	325,088	927,368	616,769
Rental	3,461	30,284	6,922	214,700
Trading and others	--	34,983	--	121,872
	1,168,319	1,697,078	3,079,995	3,610,268

Profit (Loss) from operations
Club and business centre	(87,045)	(107,096)	(185,614)	(198,499)
Business traveling services	(579,680)	302,704	(556,253)	609,327
Business value-added services	184,154	(901,602)	633,868	(670,733)
Rental	(134,172)	(339,807)	(360,619)	(354,378)
Trading and others	--	(5,467)	--	(65,052)

	(616,743)	(1,051,268)	(468,618)	(679,335)
Corporate expenses	(1,144,584)	(524,255)	(1,707,656)	(911,040)

Consolidated operating loss	(1,761,327)	(1,575,523)	(2,176,274)	(1,590,375)

Realized gain on marketable securities - available-for-sale	--	1,819,199	46,000	1,819,199
Other income	362	21,863	42,997	39,621
Interest income	9,000	--	20,937	--
Interest expense	(76,572)	(25,452)	(130,769)	(64,619)
Other expense	--	(1,146)	--	(1,146)

Net loss before income taxes and minority interest	(1,828,537)	238,943	(2,197,109)	202,680

9. ISSUANCE OF SHARES

The following capital stock transactions, which were all recorded at fair values as of their respective date of agreements, occurred during the three months ended June 30, 2006:

(a)
On April 27, 2006, the Company issued 280,000 shares to Grace Motion Inc. for consulting services provided. Consultancy fee amounting to $383,600 had been fully expensed during the three months ended June 30, 2006 in accordance with terms of the consultancy contract, which is based on the vested date (that is, contract date) share price of $1.37 as of April 17, 2006 multiplied by the 280,000 shares issued. The shares issued were unrestricted, pursuant to an S-8 registration filed with the SEC on October 28, 2003.

(b)
On April 27, 2006, the Company issued 117,000 shares to Mr. Andy Lau for consulting services provided. Of total amount of consultancy fee $162,630, $63,245 had been expensed during the three months ended June 30, 2006 in accordance with terms of the consultancy contract, which the former is based on the vested date (that is, contract date) share price of $1.39 as of April 21, 2006 multiplied by the 117,000 shares issued. The shares issued were unrestricted, pursuant to an S-8 registration filed with the SEC on October 28, 2003.

10.  SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

(a) Summary of effect of acquisition of subsidiaries

Six months ended June 30, 2006
US$

Net Assets Acquired
Property, plant and equipment	410,911
Cash and cash equivalents	25,252
Account receivables	13,019
Other receivables	2,985
Account payables	(84,844)
Accruals	(8,901)
Other payables	(36,541)
Minority interest	(32,188)
289,693
Add: Goodwill arising from acquisition of subsidiary	130,200

Consideration	419,893

(b) Analysis of net inflow of cash and cash equivalents in respect of acquisition during the period

Six months ended June 30, 2006
US$

Cash consideration	(419,893)
Bank balance and cash acquired	25,252

Net outflow of cash and cash equivalents	(394,641)

11. CONTINGENCIES

Prior to the completion of acquisition by the Company, GNGCM had been paying Mainland China income tax at a basis of calculation which was not in accordance with the standard basis of calculation as stipulated by the Mainland China tax law. The shortfall of the underpaid tax liabilities, related surcharges and penalty up to the date of acquisition by the Company has already been fully provided in the consolidated financial statements. However, GNGCM would potentially be liable to further surcharge for late payment and penalty, additional to the amount being provided, for the period since the date of acquisition by the Company and up to the balance sheet date. A shareholder of GNGCM has undertaken to indemnify the Company against such shortfall and additional tax-related liabilities. As of June 30, 2006, the estimated further surcharges and penalties for which GNGCM was potentially liable amounted to US$430,364 and US$9,470,714 respectively. The estimated further penalties were based on the highest charge rate of the range from 50% to 500%.

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

OVERVIEW

We were incorporated in the State of Nevada in 1998 to engage in any lawful corporate undertaking. Since June 2002, our business objective has been to open and operate business clubs in the major cities of China in association with the World Trade Center Association in order to position ourselves as the platform to facilitate trade between China and the world market. We currently operate two clubs, one in Guangzhou and the other in Beijing, PRC. We have grown through acquisitions and internal growth and our business objectives have expanded as set forth in the following paragraphs.

Our growth and development as a business enterprise has been marked by a number of significant corporate events. Pursuant to a Share Exchange Agreement, dated as of August 10, 2000, between Virtual Edge Limited ("Virtual Edge") and Main Edge International Limited ("Main Edge"), Main Edge transferred all of the issued and outstanding shares of the capital stock of Virtual Edge to the Company in exchange for 1,961,175 shares of our pre-split common stock, representing approximately 75% of our outstanding shares of the common stock. Accordingly, we controlled the operations of Virtual Edge, and Main Edge became our majority stockholder. We then undertook an 8-for-1 forward split that was effective on the 15th day of September 2000, which resulted in Main Edge owning 15,689,400 shares of our common stock. Then, five major developments occurred. These were: (i) the consummation of two private placement financings by Powertronic Holdings Limited ("Powertronic") in September 2002 and December 2002 in which it acquired shares of our common stock, (ii) an acquisition of all the issued and outstanding shares of General Business Network (Holdings) Ltd. in December 2002, (iii) a 1-for-30 reverse stock split that was effective on September 1, 2002, (iv) the assignment of the rights of the after tax rental income of certain premises from Mr. Tsang for a five year period in December 2003, and (v) the exercise of warrants for the shares of our common stock by Mr. Tsang and Powertronic in March 2004 and in July 2004, and the further exercise of additional warrants in December 2004. As a result of these transactions, Mr. Chi Hung Tsang became the new major shareholder and owns over 12,600,000 shares of our common stock and Powertronic owns over 5,500,000 shares. Mr. Chi Hung Tsang is currently President and Chairman of our Board of Directors.

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

RESULTS OF OPERATIONS

The following table shows the selected unaudited condensed consolidated income statement data of the Company and its subsidiaries for the three months and six months ended June 30, 2006 and June 30, 2005. The data should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company for the three months and six months ended June 30, 2006 and June 30, 2005 and related notes thereto.

(Unaudited)	Three months Ended June 30,				Six months Ended June 30,
	2006	% of Rev	2005	% of Rev	2006	% of Rev	2005	% of Rev
(In US$ thousands, except per share data)

Operating revenues
Club and business centre	175	15.0	216	12.7	327	10.6	551	15.3
Business traveling services	697	59.7	1,091	64.3	1,819	59.1	2,106	58.3
Business value-added services	293	25.1	325	19.2	927	30.1	617	17.1
Rental	3	0.2	30	1.7	7	0.2	214	5.9
Trading and others			35	2.1			122	3.4
Total Operating Revenues	1,168	100.0	1,697	100.0	3,080	100.0	3,610	100.0

Operating costs and expenses
Club and business centre	(9)	(0.8)	(15)	(0.9)	(17)	(0.6)	(143)	(4)
Business traveling services	(164)	(14)	(83)	(4.9)	(334)	(10.8)	(120)	(3.3)
Business value-added services	--	--	(767)	(45.2)	--	--	(768)	(21.3)
Rental	--	--	--	--	--	--	(100)	(2.8)
Trading and others	--	--	(34)	(2)	--	--	(120)	(3.3)
Total Operating costs and expenses	(173)	(14.8)	(899)	(53)	(351)	(11.4)	(1,251)	(34.7)

Gross Profit
Club and business centre	166	14.2	201	11.8	310	10.1	408	11.3
Business traveling services	533	45.6	1,008	59.4	1,485	48.2	1,986	55.0
Business value-added services	293	25.1	(442)	(26.0)	927	30.1	(151)	(4.2)
Rental	3	0.2	30	1.7	7	0.2	115	3.2
Trading and Others			1	--	--		1	0.1
Total Gross Profit	995	85.1	798	46.9	2,729	88.6	2,359	65.4

Impairment, depreciation and amortization	(92)	(7.9)	(73)	(4.3)	(241)	(7.8)	(126)	(3.5)
Selling, general and administrative expenses	(2,664)	(228.0)	(2,046)	(120.6)	(4,664)	(151.4)	(3,570)	(98.9)

Loss from operations	(1,761)	(150.8)	(1,321)	(77.8)	(2,176)	(70.6)	(1,336)	(37.0)

Non-operating income (expenses)
Realized gains on marketable securities - available-for-sale	--	--	1,819	107.2	46	1.5	1,819	50.4
Other income	--	--	22	1.3	43	1.4	40	1.1
Interest income	9	0.8	--	--	21	0.7	--	--
Loss on disposal of leasehold land and buildings			(255)	(15.0)	--		(255)	(7.1)
Interest expense	(77)	(6.6)	(25)	(1.5)	(131)	(4.3)	(64)	(1.8)
Other			(1)	(0.1)	--		(1)	--

Profit (loss) before income taxes and minority interest	(1,829)	(156.6)	239	14.1	(2,197)	(71.3)	203	5.6

Income taxes	(27)	(2.3)	(85)	(5.0)	(74)	(2.4)	(113)	(3.1)

Profit (loss) before minority interest	(1,856)	(158.9)	154	9.1	(2,271)	(73.7)	90	2.5

Minority interest	374	32.0	(109)	(6.4)	389	12.6	(221)	(6.1)

Net profit (loss)	(1,482)	(126.9)	45	2.7	(1,882)	(61.1)	(131)	(3.6)

Other comprehensive income	(253)	(21.6)	4,472	263.5	(1,154)	(37.5)	5,231	144.9

Comprehensive Income	(1,735)	(148.5)	4,517	266.2	(3,036)	(98.6)	5,100	141.3

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

Operating Revenue

We have provided club and business center services through our subsidiary Guangzhou World Trade Center Club located in Guangzhou Province, the PRC since June 2002, and business value-added services and other business (trading) through a subsidiary of General Business Network (Holdings) Limited since March 2003. We have commenced our operation in the business travel business since our acquisition of New Generation in August 2004. Consolidated operating revenue for the three months ended June 30, 2006 was $1,168,000, compared to $1,697,000 for the same corresponding period in year 2005, a decrease of $529,000 or 31.17%. The decrease was mainly the result of a decrease in revenue generated by the business traveling services, due to a significant decrease on the commission rate earned from its travel related business. The club and business center and business value-added services also recorded a decrease in its revenue for the corresponding period.

Our mix of operating revenues will continue to shift since our acquisition of the travel business and development of our business value-added services. We will continue to utilize the World Trade Center Clubs in various major cities in China to provide the necessary platform for the growth of our businesses. We will monitor closely the development of each business segment and make adjustment to improve our performance steadily under normal business circumstances.

Of the $1,168,000 revenue in the three months ended June 30, 2006, approximately $175,000 (15.0%) was generated from providing club related services by our Guangzhou World Trade Center Club and Beijing World Trade Center Club; $697,000 (59.7%) was generated from business travel services; and $293,000 (25.1%) was generated from business value-added services.

For the three months ended June 30, 2006, New Generation, our business traveling services arm, sold a total of over 303,000 tickets, which translates to a total value of air-ticket fare of approximately $41.9 million. As compared to the corresponding period in year 2005, tickets sold by New Generation decreased by 7,000 tickets (or 2.3%) from approximately 310,000 tickets, with the value of air-ticket fare increasing by $7.5 million (or 21.8%) from $34.4 million.

Consolidated gross profit increased by $197,000 or 24.7% for the three months ended June 30, 2006 over the same corresponding period in year 2005. The increase was predominantly driven by our business value-added services resulting from providing various consultancy services to our members. This increase was offset by the decrease in gross profit of our club and business center and business traveling services resulting from a lower profit margin. As a percentage of total operating revenues, the consolidated gross profit margin of 85.1% for the three months ended June 30, 2006 increased from 46.9% for the same corresponding period in 2005. Our profit margin was driven by a mix shift from lower margin business travel services to higher margin business valued-added services.

Of the $995,000 total gross profit for the 3-month period ended June 30, 2006, approximately gross profit of $166,000 (or 14.2%) was generated from providing club and business center services, approximately $533,000 (or 45.6%) from business travel services, approximately gross profit of $293,000 (or 25.1%) from providing business value-added services and the remaining $3,000 (or 0.2%) from rental income. As compared to the same corresponding period in year 2005, the club and business center services represented 11.8% (or $201,000) of the total gross profit; 59.4% (or $1,008,000) was generated from the business travel business, a negative 26.0% (or loss of $442,000) from the business value-added services; and the remaining 1.7% (or $31,000) from other (rental and cattle hide trading) businesses. The shift in segmental distribution was primarily due to the increase in business value-added services, resulting from the corporate consultancy services provided to clients. We foresee that this segment mix will continue to change and balance out in year 2006 upon further development in the business value-added services and the expected opening of other world trade center clubs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $618,000 or 30.2% to $2,664,000 for the three months ended June 30, 2006 from $2,046,000 for the same corresponding period in 2005. The increase was mainly due to (1) the increase in a new bank loan expense in the amount of approximately $249,000; (2) the increase in liquidated damage in the amount of approximately $115,000; (3) the increase in the financial consultancy fee through the issuance of shares with a market value of approximately $298,000; and (4) the increase in an investment feasibility study in the amount of approximately $383,000. We believe the selling, general and administrative expenses will continue to increase steadily as our businesses continue to grow.

Impairment Loss and Depreciation

Total impairment loss and depreciation were approximately $92,000 for the three months ended June 30, 2006, as compared to the same corresponding period in year 2005, an increase of $19,000 or 26.0% from $73,000. The increase was mainly due to the increase in depreciation of our fixed asset from the business traveling services in 2006. Under normal circumstances, we will review the impairment of our assets at the year end or at the anniversary of such assets.

Other Income and Realized Gain

The other income and realized gain decreased by approximately $1,832,000 for the three months ended June 30, 2006, as compared to the same corresponding period in 2005. The decrease was primarily the result of no record of other income and realized gain for the 3-month ended June 30, 2006.

Interest Expenses, Net

Net Interest expenses increased approximately $51,000 to $76,000 for the three months ended June 30, 2006, as compared to the same corresponding period in year 2005. The majority of the increase was due to the additional interest expenses because of the higher interest rate incurred by the business traveling operations of New Generation in relation to an additional bank loan.

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
Income taxes were $27,000 for the three months ended June 30, 2006, as compared to $85,000 for the same corresponding period in year 2005, a decrease of $58,000 (or 68.2%). The decrease of income taxes was the result of the decrease in our travel business’s operation revenue and net loss during the reporting period.

Net Income (Loss)/Comprehensive Income

Net loss was approximately $1,482,000 for the three months ended June 30, 2006, as compared to the net profit in the amount of $45,000 for the same corresponding period in year 2005, a decrease of approximately $1,527,000. The increase in net loss was the result of the lower profit margin from the business traveling service and the increase in selling, general and administrative expenses. The management will closely monitor each business segment especially on the narrowing profit margin business and the higher fuel price, which will affect our income.

In addition, we recorded an unrealized loss on short-term investments (fair value adjustment) which is classified as other comprehensive income (loss) in the amount of approximately $253,000 for the three months ended June 30, 2006, as compared to an unrealized gain of $4,472,000 for the same corresponding period in year 2005. This decrease was the result of the unrealized decrease in fair market value of the common stocks we received as compensation for our consultancy services rendered. Management believes that this unrealized gain (or loss) will fluctuate from quarter to quarter if we continue to hold these shares. We intend and plan to offload these shares as soon as possible and within a period of 12 months upon receiving them from our client members.

The accounting loss or net comprehensive loss, after taking the unrealized loss on the marketable securities - available-for-sale into consideration, for the three months ended June 30, 2006 in the amount of approximately $1,735,000, as compared to a net comprehensive income of $4,517,000 for the same corresponding period in year 2005. Again, this unrealized gain (or loss) will vary from quarter to quarter if we continue to hold on to these shares.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

Operating Revenue

Consolidated operating revenue for the six months ended June 30, 2006 was $3,080,000, compared to $3,610,000 for the same corresponding period in year 2005, a decrease of $530,000 or 14.7%. The decrease was mainly the result of decrease in revenue generated by the business traveling services, and the club and business centre, which is off-set by the increase in revenue generated by business value-added services.

Of the $3,080,000 revenue in the six months ended June 30, 2006, approximately $327,000 (10.6%) was generated from providing club related services by our Guangzhou World Trade Center Club and Beijing World Trade Center Club; $1,819,000 (59.0%) was generated from business travel services; $927,000 (30.1%) was generated from business value-added services; and $7,000 was generated from our rental income.

For the six months ended June 30, 2006, New Generation, our business traveling services arm, sold a total of over 619,000 tickets, which translates to a total value of air-ticket fare of approximately $80.6 million. As compared to the corresponding period in year 2005, tickets sold by New Generation increased by 23,000 tickets (or 3.8%) from approximately 596,000 tickets, with the value of air-ticket fare increasing by $14.4 million (or 21.8%) from $66.2 million.

Consolidated gross profit increased by $369,000 or 15.6% for the six months ended June 30, 2006 over the same corresponding period in year 2005. The increase was predominantly driven by our business value-added services resulting from providing various consultancy services to our members. This increase was offset by the decrease in gross profit of our club and business center and business traveling services resulting from a lower profit margin. As a percentage of total operating revenues, the consolidated gross profit margin of 88.6% for the six months ended June 30, 2006 increased from 65.4% for the same corresponding period in 2005. Our profit margin was driven by a mix shift from lower margin business travel services to higher margin business valued-added services.

Of the $2,729,000 total gross profit for the six months ended June 30, 2006, approximately gross profit of $310,000 (or 10.1%) was generated from providing club and business center services, approximately $1,485,000 (or 48.2%) from business travel services, approximately gross profit of $927,000 (or 30.1%) from providing business value-added services and the remaining $7,000 (or 0.2%) from rental income. As compared to the same corresponding period in year 2005, the club and business center services represented 11.3% (or $408,000) of the total gross profit; 55.0% (or $1,986,000) was generated from the business travel business, a negative 4.2% (or loss of $151,000) from the business value-added services; and the remaining 3.3% (or $117,000) from other (rental and cattle hide trading) businesses. The shift in segmental distribution was primarily due to the increase in business value-added services, resulting from the corporate consultancy services provided to clients. We foresee that this segment mix will continue to change and balance out in year 2006 upon further development in the business value-added services and the expected opening of other world trade center clubs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $1,094,000 or 30.7% to $4,664,000 for the six months ended June 30, 2006 from $3,570,000 for the same corresponding period in 2005. The increase was mainly due to (1) the increase in a new bank loan expense in the amount of approximately $249,000; (2) the increase in liquidated damage expense in the amount of approximately $115,000; (3) the increase in the financial consultancy fee through the issuance of shares with a market value of approximately $298,000; (4) the increase in an investment feasibility study in the amount of approximately $383,000; and (5) the increase of staff salaries in the amount of approximately $92,000. We believe the selling, general and administrative expenses will continue to increase steadily as our businesses continue to grow.

Impairment Loss and Depreciation

Total impairment loss and depreciation were approximately $241,000 for the six months ended June 30, 2006, as compared to the same corresponding period in year 2005, an increase of $115,000 or 91.2% from $126,000. The increase was mainly due to the increase in impairment loss in fixed asset in the amount of approximately $8,000 and the increase in depreciation charge as a result of addition to our fixed asset from the business traveling services in 2006.

Other Income and Realized Gain

The other income and realized gain decreased by approximately $1,749,000 for the six months ended June 30, 2006, as compared to the same corresponding period in 2005. The decrease was primarily the result of decrease in income from realized gain on marketable securities - available-for-sale and other income for the six-month ended June 30, 2006.

Interest Expenses, Net

Net Interest expenses increased approximately $67,000 to $131,000 for the six months ended June 30, 2006, as compared to the same corresponding period in year 2005. The majority of the increase was due to the additional interest expenses because of the higher interest rate incurred by the business traveling operations of New Generation in relation to an additional bank loan.

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

Income taxes were $74,000 for the six months ended June 30, 2006, as compared to $113,000 for the same corresponding period in year 2005, a decrease of $39,000 (or 34.5%). The decrease of income taxes was the result of the decrease in our travel business’s operation revenue and net loss during the reporting period.

Prior to the completion of acquisition by the Company, GNGCM had been paying Mainland China income tax at a basis of calculation which was not in accordance with the standard basis of calculation as stipulated by the Mainland China tax law. The shortfall of the underpaid tax liabilities, related surcharges and penalty up to the date of acquisition by the Company has already been fully provided in the consolidated financial statements. However, GNGCM would potentially be liable to further surcharge for late payment and penalty, additional to the amount being provided, for the period since the date of acquisition by the Company and up to the balance sheet date. A shareholder of GNGCM has undertaken to indemnify the Company against such shortfall and additional tax-related liabilities. As of June 30, 2006, the estimated further surcharges and penalties for which GNGCM was potentially liable amounted to US$430,364 and US$9,470,714 respectively. The estimated further penalties were based on the highest charge rate of the range from 50% to 500%.

Net Income (Loss)/Comprehensive income

Net loss was approximately $1,882,000 for the six months ended June 30, 2006, as compared to the net loss in the amount of $131,000 for the same corresponding period in year 2005, an increase of approximately $1,751,000. The increase in net loss was the result of the lower profit margin from the business traveling service and the increase in selling, general and administrative expenses. The management will closely monitor each business segment especially on the narrowing profit margin business and the higher fuel price which will affect our income. The higher fuel has affected the airline business in China which will indirectly reduce the commission paid to its agents. We will also evaluate the additional cost on different segment which may eventually affect our profitability.

In addition, we recorded an unrealized loss on short-term investments (fair value adjustment) which is classified as other comprehensive income (loss) in the amount of approximately $1,154,000 for the six months ended June 30, 2006, as compared to an unrealized gain of $5,231,000 for the same corresponding period in year 2005. This decrease was the result of the unrealized decrease in fair market value of the common stocks we received as compensation for our consultancy services rendered. Management believes that this unrealized gain (or loss) will fluctuate from quarter to quarter if we continue to hold these shares. We intend and plan to sell these shares as soon as possible and within a period of 12 months upon receiving them from our client members.

The accounting loss or comprehensive loss, after taking the unrealized loss on the marketable securities - available-for-sale into consideration, for the six months ended June 30, 2006 in the amount of approximately $3,036,000, as compared to a comprehensive income of $5,100,000 for the same corresponding period in year 2005. Again, this unrealized gain (or loss) will vary from quarter to quarter if we continue to hold on to these shares.

Liquidity and Capital Resources

As of June 30, 2006, cash and cash equivalents totaled $1,994,593, as compared to June 30, 2005 of $4,280,941, a decrease of approximately $2.28 million. This decrease in cash position was the result of a combination of net cash provided by financing activities in the amount of approximately $1,779,000, which was mainly contributed by the proceeds from new bank loan, offsetting by net cash used in operating activities of approximately $2,389,000 and net cash used in investing activities of approximately $630,000. The increase in net cash provided by financing activities was mainly due to an inception of new loan of $3,828,000 from a bank. The net cash used in investing activities was contributed by the acquisition of a subsidiary in the amount of approximately $394,000 and the additional equipment in the total amount of $381,000, offset by the proceeds from the disposal of available-for-sale shares amounting to $146,000. Net cash used in operating activities could be explained by the change in net working capital. This change in net working capital was due to the increase in trade and other receivables of approximately $1,239,000. The increase in trade and other receivables was primarily due to the increase in trade receivables resulting from the increase in operating revenues of our business traveling service division.

During the reporting period of the six-month ended June 30, 2006, 280,000 shares of our common stock were issued to Grace Motion Inc. for an investment feasibility study and 117,000 shares were issued for the service of consultancy fee. Our total issued and outstanding shares of our common stock is 34,065,923 as of June 30, 2006.

We have not committed to any individual material capital expenditures related projects and we will primarily rely on the Cornell Capital’s Standby Equity Distribution Agreement financing, provided that it is declared effective by the Commission, as the external source of liquidity to fund our potential capital related projects. On the other hand, we rely on our internal sources of liquidity generated from our business travel services and business value-added services to fund immaterial capital projects. In the event that we are unable to draw down capital funding from Cornell Capital’s committed source of capital or unable to fund project from our internally generated sources, we will seek other external sources of opportunities in a combination of debt and/or equity financings from potential investors or existing shareholders of the Company, although we have not committed any other external source besides Cornell Capital.

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

None.

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

Item 3. Controls and Procedures

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

Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified; we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions

Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and CFO have concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to us are made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

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

We have engaged counsel who is admitted to practice before the U.S. District Court for the Southern District of New York, and we are vigorously defending the Adversary Proceeding. We filed a Motion To Dismiss which was heard on March 22, 2005, and the judge ruled in favor of the Trustee by refusing to dismiss the case at this preliminary stage of the proceedings. Other than the disposition of our motion, the case is proceeding slowly in the discovery phase. Notwithstanding the decision on our motion to dismiss, our primary defense is that we purchased the stock of CEO Clubs China, and did not acquire any assets of the Chief Executive Officers Clubs, Inc. bankruptcy estate. We believe that this defense will be meritorious should the matter ever come to trial.

Item 2. Changes in Securities

(a)
On April 27, 2006, the Company issued 280,000 shares to Grace Motion Inc. for consulting services provided which included a due diligence on a target project in China; a financial modeling report on the target, and provide advice on any possible change of the structure in order to enhance the profitability of the target project. The shares issued were unrestricted, pursuant to an S-8 registration filed with the SEC on October 28, 2003.

(b)
On April 27, 2006, the Company issued 117,000 shares to Mr. Andy Lau for consulting services including information technology and technical framework and infrastructure for information technology in China. The shares issued were unrestricted, pursuant to an S-8 registration filed with the SEC on October 28, 2003.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

3.1	Articles of incorporation are hereby incorporated by reference from our registration statement on Form 10-SB, filed with the Commission on September 9, 1999, SEC File No. 000-26119

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chi Ming Chan, Vice Chairman and CEO

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Man Ha, Chief Financial Officer

32.1	Section 1350 Certifications of Chi Ming Chan, Vice Chairman and CEO

32.2	Section 1350 Certifications of Man Ha, Chief Financial Officer

(b) Reports on Form 8-K;

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China World Trade Corporation (Registrant)

Date: August 14, 2006	By: /s/ Chi Ming Chan
Chi Ming Chan
Chief Executive Officer

Date: August 14, 2006	By: /s/ Man Ha
Man Ha
Chief Financial Officer