Form 10QSB
period 2006-09-30
CHINA WORLD TRADE CORP
filed 2006-11-14
CIK 1081834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

(011-8620) 2886 - 0608
(Issuer's telephone number)

________________________________________________
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As at September 30, 2006, there were 34,865,923 shares of Common Stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

INDEX TO FORM 10-QSB

Page No.

PART I

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheet - As of September 30, 2006	4

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss - Three Months And Nine Months Ended September 30, 2006 and 2005	5

Unaudited Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2006 and 2005	6

Notes to Unaudited Condensed Consolidated Financial Statements	7-19

Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations	20-29

Item 3. Controls and Procedures	29-31

PART II

Item 1. Legal Proceedings	31

Item 2. Changes in Securities	32

Item 3. Defaults upon Senior Securities	32

Item 4. Submission of Matters to a Vote of Security Holders	32

Item 5. Other Information	32

Item 6. Exhibits

Signatures	33

Index

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Financial Statements of China World Trade Corporation - September 30, 2006 and 2005

China World Trade Corporation

-	Unaudited Condensed Consolidated Balance Sheet as of September 30, 2006
-	Unaudited Condensed Consolidated Statements of Operations for the three months and nine months period ended September 30, 2006 and 2005
-	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005
-	Notes to Unaudited Condensed Consolidated Financial Statements

Index

China World Trade Corporation Condensed Consolidated Balance Sheet (Unaudited) As at September 30, 2006

US$
ASSETS
Current assets
Cash and cash equivalents	146,523
Accounts receivables, net	6,468
Prepaid expenses	542,360
Disposal consideration receivable	4,000,000
Other current assets	252,598
Rental and other deposits	248,981
Due from related companies	112,715
Total current assets	5,309,645

Property, plant and equipment, net	70,971
Investments in affiliates (refer to note 6)	9,074,667

Total assets	14,455,283

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	11,557
Accrued expenses	408,524
Due to a shareholder	1,258,062
Due to related companies	48,700
Deferred income	5,179
Other current liabilities	169,886
Total current liabilities	1,901,908

Minority interest	28,080

Commitments and contingencies (refer to note 12)

Shareholders' equity
Preferred stock, par value of US$0.001 each; 10,000,000 shares authorized, none issued or outstanding	--
Common stock, par value of US$0.001 each; 50,000,000 shares authorized, 34,865,923 shares issued and outstanding	34,866
Common stock to be issued	6,408,000
Additional paid-in capital	32,655,983
Accumulated other comprehensive loss
- foreign currency translation adjustment	8,597
Accumulated deficit	(26,582,151)
Total shareholders’ equity	12,525,295

Total liabilities and shareholders’ equity	14,455,283

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index

China World Trade Corporation Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) For the Three Months and Nine months ended September 30, 2006 and 2005

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	Restated 2005	2006	Restated 2005
	US$	US$	US$	US$
Operating revenues
Club and business centre	184,903	159,805	511,999	710,666
Business traveling services	870,531	1,473,498	2,689,140	3,579,565
Business value-added services	--	254,644	927,368	871,413
Rental services	3,461	3,462	10,383	218,161
Trading and other services	--	236	--	122,109

	1,058,895	1,891,645	4,138,890	5,501,914

Operating costs and expenses
Cost of Club and business centre	(9,584)	(8,553)	(26,323)	(151,894)
Cost of Business traveling services	(189,761)	(261,674)	(522,955)	(381,466)
Cost of Business value-added services	--	(1,742,587)	(381)	(2,510,398)
Cost of Rental services	--	--	--	(98,762)
Cost of Trading and other services	--	(135)	--	(120,795)
Bad debts recovered	12,730	--	12,730	--
Impairment, depreciation and amortization	(95,646)	(74,751)	(336,617)	(200,891)
Selling, general and administrative expenses	(2,104,244)	(2,944,073)	(6,769,228)	(6,513,469)
	(2,386,505)	(5,031,773)	(7,642,774)	(9,977,675)

Loss from operations	(1,327,610)	(3,140,128)	(3,503,884)	(4,475,761)

Non-operating income(expense)
Realized gains on marketable securities - available-for-sale	--	4,260,761	46,000	6,079,960
Other income	820	3,862	43,817	44,170
Interest income	13,688	--	34,625	--
Equity in earnings of affiliates	--	--	--	--
Impairment loss on investment in an affiliate	(2,140,359)	--	(2,140,359)	--
Loss on disposal of interest in a subsidiary	(3,210,538)	--	(3,210,538)	--
Loss on disposal of property, plant and equipment	(9,387)	--	(9,387)	--
Loss on disposal of leasehold land and buildings	--	--	--	(254,740)
Interest expense	(79,649)	(25,775)	(210,418)	(90,397)
Other	--	(32)	--	(1,177)

Profit (Loss) before income taxes and minority interest	(6,753,035)	1,098,688	(8,950,144)	1,302,055
Provision for income taxes	(29,487)	(71,441)	(103,037)	(184,260)

Profit (Loss) before minority interest	(6,782,522)	1,027,247	(9,053,181)	1,117,795
Minority interest	156,452	(92,077)	545,065	(313,989)

Net profit (loss)	(6,626,070)	935,170	(8,508,116)	803,806

Other comprehensive income (loss)
Unrealized gains on marketable securities - available-for-sale
Unrealized holding gain/loss arising for the period	--	(7,976)	(1,108,375)	7,042,684
Less: Reclassification adjustment for gains or losses included in net profit (loss)	--	(4,260,761)	(46,000)	(6,079,960)
Foreign currencies translation adjustments	--	(20,015)	--	--
Less: Reclassification adjustment for gains or losses included in net profit (loss)	(15,393)	--	(15,393)	(20,015)

Comprehensive income (loss)	(6,641,463)	(3,353,582)	(9,677,884)	1,746,515

Profit (Loss) per share of common stock-Basic and diluted	(0.19)	0.03	(0.25)	0.03
Weighted average number of shares of common stock outstanding	34,465,923	30,969,118	34,030,578	30,950,070

The accompanying notes are an integral part of the condensed consolidated financial statements.

Index

CHINA WORLD TRADE CORPORATION Condensed Consolidated Statement of Cash Flows

		Nine-month period ended September 30,
	Note	2006	2005
		Unaudited	Unaudited
		US$	US$
Cash flows from operating activities:
Net income (loss)/profit		(8,508,118)	803,806
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest		(545,065)	313,989
Amortization on intangible asset		-	90,000
Depreciation and amortization		271,254	210,428
Loss on disposal of property, plant and equipment		9,387	25,676
Loss on disposal of interest in a subsidiary		3,210,538	-
Impairment loss on investment in an affiliate		2,140,359
Impairment loss on property, plant and equipment		-	-
Impairment loss on current assets		142,371	-
(Decrease) increase in deferred income		(902)	(19,736)
Provision for bad debts due from related companies		-	-
Stock issued for services		1,099,907	182,500
Realized gain on available-for-sale securities		(46,000)	(6,079,960)
Available for sale securities received as income		(375,000)	(854,543)
Changes in working capital:		-	-
Pledged deposit		165,487	-
Trade and other receivables		-	(843,133)
Accounts receivables		(1,002,480)	-
Other current assets		(249,785)	-
Loans receivable		406,830	-
Due from related parties		(72)	-
Due from related companies		(1,151,697)	-
Rental and other deposits		220,297	(508,010)
Prepayments		(687,427)	(11,139)
Inventories		-	170,888
Hire purchase creditor		71,032	-
Trade and other payables		-	1,470,429
Account payables		813,759	-
Accrued expenses		(62,469)	-
Other current liabilities		273,028	-
Due to related parties		2,470	-
Due to related companies		(28,878)	-
Due from a director		(8,265)	-
Income tax payable		49,833	-
Net cash used in operating activities		(3,789,606)	(5,048,805)
Cash flows from investing activities:
Acquisition of a subsidiary - net of cash required		(394,641)	-
Disposal of a subsidiary		(1,353,749)	-
Acquisition of property, plant and equipment		(408,331)	(482,834)
Proceeds from disposal of available-for-sale securities		146,000	6,728,020
Acquisition of available-for-sale securities		-	(3,675)
Proceeds from disposal of short-term investment		-	24,163
Proceeds from disposal of property, plant and equipment		33,205	2,457,382
Proceeds from disposal of intangible assets		-	1,320,000
Loan advance to a related company		-	(1,111,481)
Net cash used in (provided by) investing activities		(1,977,516)	8,931,575
Cash flows from financing activities:
Advance from (repayment to) a shareholder		1,120,931	(320,536)
Proceeds from new bank loan		2,037,716	-
Repayment of amount borrowed		(524,866)	(1,052,494)
Capital contribution by minority shareholder of a subsidiary		45,000
Net cash provided by (used in) financing activities		2,678,781	(1,373,030)

Net increase (decrease) in cash and cash equivalents		(3,088,341)	2,509,740
Cash and cash equivalents at beginning of period		3,234,864	1,824,268
Cash and cash equivalents at end of period		146,523	4,334,008

Analysis of balances of cash and cash equivalents
Cash and bank balances		146,523	4,334,008

Supplemental disclosure information:
Interest paid		210,418	92,676
Income tax paid		103,037	42,740

Non-cash operating, investing and financing activities:
Common stock issued for services (including shares to be issued)		1,099,907	182,500
Consideration for acquisition of an affiliate		6,408,000	-
Available-for-sale securities received		375,000	854,543

The financial statements should be read in conjunction with the accompanying notes.

Index

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements of China World Trade Corporation (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. As permitted by Form 10-QSB instructions, we have not disclosed the detailed information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Accordingly, the unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2005, which is included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 18, 2006. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The Company’s investments in its affiliates, which are detailed on note 6, are accounted for using the equity method of accounting.

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

2. GOING CONCERN CONSIDERATIONS

Though the Company has a positive net working capital of US$3,407,737 as of September 30, 2006, it has a net loss of US$8,508,116 and a net loss of US$6,626,070 for the nine months and three months ended September 30, 2006 respectively. Continuation of the Company as a going concern is dependent upon obtaining additional working capital through additional equity funding and attaining profitable operations in the future. Management has developed a strategy, which they believe can be accomplished and will enable the Company to operate in the future. The inability of the Company to secure additional funding and attain profitable operations in the near term could adversely impact the Company's business, financial position and prospects.

Index

3. AMOUNT DUE FROM/TO RELATED PARTIES

(a) Due from related parties

As of September 30, 2006
US $

Classified as current assets	--

(b) Due from related companies

As of September 30, 2006
US $

WTC Link International Limited	112,715

Classified as current assets	112,715

The amounts due from related company as of September 30, 2006 represented unsecured advances which are interest-free and repayable on demand.

(c) Due to related parties - others

As of September 30, 2006
US $

Classified as current liabilities	--

(d) Due to related companies

As of September 30, 2006
US $

Guangzhou Goldlion City Properties Co., Ltd.	3,184
Beijing Wanlong Economic Consultancy Corporation Ltd.	23,156
Guangzhou City International Exhibition Co.	13,893
Guangzhou Sanranxin Travel Ltd.	8,467

Classified as current Liabilities	48,700

Index

The amounts due to related parties as of September 30, 2006 represented unsecured advances which were interest-free and repayable on demand.

(e) Due to a shareholder

As of September 30, 2006
US $

Mr. William Tsang	1,258,062

The amount due to a shareholder represents unsecured advances which are interest-free and repayable on demand.

4.  DISPOSAL OF A SUBSIDIARY

On September 29, 2006, the Company through its wholly owned subsidiary, China Chance Enterprises Limited, sold 100% outstanding capital stock of Rejoice Success Limited (“Rejoice”) to Wisdom Plus Limited (“Wisdom Plus”) at a consideration of $4,000,000. Rejoice owns 60% of the outstanding capital stock of General Business Network (Holdings) Limited (“GBN”), which indirectly owns 51% of the outstanding capital stock of New Generation Commercial Management Limited (“New Generation”).

New Generation engages in the travel agency business by operating ten subsidiaries in Southern China. To date, New Generation has accumulated a substantial market share in ticketing sales for international and domestic flights as well as inbound business travel. In addition, Guangzhou Huahao Insurance Agency Limited, one of the New Generation group of companies, is also a licensed insurance agent in China, providing accidental and life insurance to individual policy holders in the Guangzhou Province of China.

The purchase price will be paid by 4 instalments from September 30, 2006 to July 29, 2007 in cash or shares of common stock issued by any Pink Sheet companies or OTCBB companies in lieu of the consideration. The amount of share certificates shall be agreed by both parties in a separate agreement. To date, cash of $100,000 had been received pursuant to the Agreement. with the following schedule: US$100,000 to be paid on September 30, 2006; US$900,000 to be paid on January 29, 2007; US$1,000,000 to be paid on April 29, 2007; and US$2,000,000 to be paid on July 29, 2007.

Loss on disposal of GBN is determined as follows:

Nine months ended September 30, 2006
US$

Net Assets disposed
Property, plant and equipment	1,488,347
Goodwill	11,409,514
Rental use rights	1,543,413
Cash and cash equivalents	1,353,749
Pledged bank deposit	246,996
Account receivables	4,386,375
Available-for-sale securities	159,375
Due from a related company	1,157,343
Due from related parties	614,255
Due from a director	8,265
Rental and other deposits	1,992,209
Prepayments	918,818
Loan receivable	4,116
Other current assets	515,215
Lines of credit	(3,859,311)
Due to related parties	(30,116)
Accounts payable	(3,957,938)
Accruals	(181,952)
Tax payables	(1,472,141)
Tax penalty	(1,026,680)
Hire purchase creditor	(121,032)
Other current liabilities	(1,440,673)
Minority interest	(1,690,583)

Net asset value	12,017,564
60% thereof	7,210,538
Consideration	4,000,000
Loss on disposal of a subsidiary	3,210,538

Index

5. IMPAIRMENT LOSS ON AFFILIATE

Upon disposal of 60% of General Business Network (Holdings) Limited (“GBN”) common shares per note 4 above, the Company holds 40% of its outstanding capital stock. GBN becomes an affiliate subsequent to the disposal. With reference to the consideration relating to 60% of equity of GBN which has been disposed, the impairment loss is determined as follows:

Nine months ended September 30, 2006
US$

Cost of investment of GBN (40% of net asset value $12,017,564 immediately before disposal)	4,807,026
Carrying value of GBN with reference to consideration for 60% equity disposed of ($4,000,000 x 40%/60%)	2,666,667

Impairment loss	2,140,359

6.  INVESTMENT IN AFFILIATES

The Company accounts for its 25% interest in CWT International Excursion Investment Limited (“CWT Excursion”), a company organized and existing under the laws of the British Virgin Islands, and 40% interest in General Business Network (Holdings) Limited (“GBN”), a company organized and existing under the laws of Hong Kong SAR, under the equity method of accounting. Under the equity method of accounting, the Company’s share of income or loss of CWT Excursion and GBN are recorded as “Equity in earnings of affiliates” in the consolidated statement of operation. As both CWT Excursion and GBN became affiliates of the Company at period end, no equity in earnings of affiliates has been accounted for in the unaudited condensed statement of operation for three months ended September 30, 2006.

Carrying value of affiliates consists of the following:

As of September 30, 2006
US $

General Business Network (Holdings) Limited.
Carrying value with reference to consideration for 60% equity disposed ($4,000,000 x 40%/60%)	2,666,667
Equity in earnings of GBN	--
Cash dividend received from GBN	--
2,666,667
CWT International Excursion Investment Limited
Carrying value with reference to closing bid price for the 9,000,000 common stock of the Company issued as consideration in the last five trading days preceding the date of the Agreement of $0.712 ($0.712 x 9,000,000 shares)	6,408,000
Equity in earnings of CWT Excursion	--
Cash dividend received from CWT Excursion	--
6,408,000

Carrying value in affiliates	9,074,667

Index

(a)	Acquisition of affiliate

On September 25, 2006, the Company together with its wholly owned subsidiary, Rainbow Wish Limited (“Rainbow Wish”), entered into a Share Exchange Agreement (the “Agreement”) with CWT International Excursion Investment Limited, a company organized and existing under the laws of the British Virgin Islands (“CWT Excursion”), and Chi Hung Tsang, the Chairman of the Company and holder of sixty percent (60%) of the capital stock of CWT Excursion, and also a citizen and resident of the People’s Republic of China. Pursuant to the terms of the Agreement, the Company will issue 9,000,000 shares of its common stock (the “CWTD Shares”) to Mr. Tsang in exchange for 25 common shares of CWT Excursion owned by him (the “CWT Excursion Shares”) to Rainbow Wish, presenting a 25% equity interest in CWT Excursion.

CWT Excursion was incorporated in March, 2006, and is the owner of 51% of the equity interest in a joint venture company known as Suzhou Tongli (International) Excursion Development Limited, which is a company organized and existing under the laws of the People’s Republic of China (“Suzhou Tongli”). Suzhou Tongli is in the business of operating tourist concessions in Tongli Town, Suzhou City, Jiangsu Province, People’s Republic of China.

Pursuant to the Agreement, Mr. Tsang has also agreed to grant Rainbow Wish the option to purchase an additional 35% of the capital stock of CWT Excursion within twelve months of the date hereof, at a price that will be agreed upon by both parties at the time of exercise of said option in a separate agreement.

The acquisition consideration of CWT Excursion amounts to $6,408,000. It is the fair market value of the CWTD Shares to be issued to Mr. Tsang, based on the closing bid price for the common stock of CWTD in the last five trading days preceding the date of the Agreement of $0.712.

The investment in CWT Excusion is categorized as an affiliate because the Company owns 25% of its equity, which is 20% or more and is 50% or less of its outstanding capital stock. It is included in the consolidated income statement using the equity method of accounting and is included in balance sheet at cost plus equity accounting adjustments. As the acquisition was consummated after the end of the period, no share of CWT Excursion profit or loss has been included in three months ended September 30, 2006.

(b)	Addition of affiliate

Upon disposal of 60% of General Business Network (Holdings) Limited (“GBN”) common shares per note 4 above, the Company holds 40% of its outstanding capital stock. GBN becomes an affiliate subsequent to the disposal.

Index

7. RELATED PARTY TRANSACTIONS

(a) Names and relationship of related parties

Existing relationships with the Company

Beijing Wanlong Economic Consultancy Corporation Ltd.	PRC partner of a subsidiary

Bernard Chan	An ex-officer and an ex-shareholder of the Company

Chan Chi Ming	A director, shareholder and officer of the Company

Chen De Xiong	A shareholder and director of a subsidiary

Chen Zeliang	A shareholder and director of the Company

Chinamax International Ltd.	An ex-shareholder of a former subsidiary

Glory River Corporation	A company which an officer of the Company is a director

Goldlion Holding Ltd.	A company controlled by close family members of a director

Guangdong Huahao Industries Group Co. Ltd.	A shareholder of a subsidiary

Guangzhou City International Exhibition Co.	PRC partner of a subsidiary

Guangzhou Cyber Strategy Limited	A company in which a director of the Company has beneficial interest

Guangzhou Goldlion City Properties Co., Ltd.	A company controlled by close family members of a director

Guangzhou Goldlion Environmental Technology Co., Ltd.	A company controlled by close family members of a director

Guangzhou Sanranxin Travel Ltd	A company in which a director of the Company has beneficial interest

HK (Xian) Trade Association Ltd.	A non-profit making organization in which a director of the Company is a director

Ho Chi Kin	A former independent director of the Company

Huang Ze Hua	A shareholder and director of a subsidiary

John Hui	A director, shareholder and ex-officer of the Company

Luo Chao Ming	A director and shareholder of the Company

Ringo Leung	A former director of the Company

Suo Hong Xia	A shareholder and director of a subsidiary

William Tsang	A director, shareholder and officer of the Company

(b) Summary of related party transactions

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	Restated 2005	2006	Restated 2005
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Consultancy fee expenses to
Beijing Wanlong Economic Consultancy Corporation Ltd.	4,631	4,631	13,893	13,692
Bernard Chan	--	19,231	12,821	63,009
Chen Dexiong	1,482	2,931	4,446	2,931
Guangzhou City International Exhibition Co.	4,631	4,631	13,893	13,692
Glory River Corporation	17,308	--	48,077	--
Huang Zehua	926	3,429	2,778	5,005
Suo Hongxia	463	1,382	1,389	1,836

Director salary to
Ho Chi Kin	--	1,500	1,000	4,500
William Tsang	37,500	48,417	112,500	112,500
Chan Chi Ming	19,266	19,266	57,797	66,521
John Hui	--	37,500	--	112,500
Luo Chao Ming	1,111	4,833	10,850	14,273
Chen Zeliang	3,705	8,620	7,410	16,268

Rent and related expenses to
Guangzhou Goldlion City Properties Co., Ltd.	59,767	53,172	168,888	203,143
Guangzhou Goldlion Environmental Technology Co., Ltd.	44,940	42,340	131,353	96,239

Sale of leasehold land and buildings to
Guangzhou Goldlion Environmental Technology Co., Ltd.	--	--	--	2,457,382

Personal guarantee granted from
Mr. William Tsang	19,231	19,231	19,231	19,231

Intangible asset sold to
Mr. William Tsang	--	--	--	1,320,000

Traveling expenses to
Guangzhou Sanranxin Travel Ltd.	16,177	-	16,177	4,139

Sponsorship donation/ expenses to
HK (Xian) Trade Association Ltd.	--	-	38,482	--
Goldlion Holdings Ltd.	--	--	-	4,463

Acquisition of an affiliate from
Mr. William Tsang	6,408,000	--	6,408,000	--

Rental compensation income from
Guangzhou Goldlion City Properties Co., Ltd.	--	--	--	3,854

Index

8.  STOCK-BASED COMPENSATION

The Company records compensation expense for stock-based employee compensation plans using the intrinsic value method in which the compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price of the award on the measurement date.

On December 31, 2003, the Board of Directors adopted a stock option plan ("The 2003 Plan"). The 2003 Plan allows the Board of Directors to grant stock options to various employees of the Company. 1,000,000 stock options were granted in accordance with the terms of the 2003 Plan on December 31, 2003 to certain officers and directors at an exercise price of US$0.673 per share. On February 20, 2004, the Company cancelled 95,000 options due to resignation and job reposting; accordingly there are no options outstanding at September 30, 2006.

Pursuant to a registration statement filed as of June 8, 2006, the 2006 Non-qualified Stock Compensation Plan has become effective. It is intended to advance the best interests of the Company by providing those persons who have a substantial responsibility for its management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. Further, the availability and offering of stock options and common stock under the Plan supports and increases the Company's ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability of the Company depends. The total number of shares of the Company available for grants of Stock Options and Common Stock under the Plan shall be 1,500,000, which are not subject to any restriction on transferability and are to be granted to certain employees, officers, directors and consultants.

As of September 30, 2006, 800,000 shares of the 1,500,000 shares under the 2006 Non-qualified Stock Compensation Plan has been issued to Greentree Financial Group, Inc. pursuant to a consultancy contract dated March 23, 2006. Based on vested date market price of $1.37 as of March, 23, 2006 (the contract date) multiplied by 800,000 shares and by time apportionment, $297,747 and $274,000 had been accrued for the three months ended June 30, 2006 and September 30, 2006 respectively.

9. BUSINESS SEGMENT INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	Restated 2005	2006	Restated 2005
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenues
Club and business centre	184,903	159,805	511,999	710,666
Business traveling services	870,531	1,473,498	2,689,140	3,579,565
Business value-added services	--	254,644	927,368	871,413
Rental	3,461	3,462	10,383	218,161
Trading and others	--	236	--	122,109
	1,058,895	1,891,645	4,138,890	5,501,914

Profit (Loss) from operations
Club and business centre	(59,924)	(82,628)	(245,538)	(281,127)
Business traveling services	(200,390)	244,306	(756,643)	853,633
Business value-added services	(107,428)	(2,757,082)	526,440	(3,427,815)
Rental	(116,209)	(137,637)	(476,827)	(237,273)
Trading and others	--	(1,043)	--	(66,095)

	(483,951)	(2,734,084)	(952,569)	(3,158,677)
Corporate expenses	(843,659)	(406,044)	(2,551,315)	(1,317,084)

Consolidated operating loss	(1,327,610)	(3,140,128)	(3,503,884)	(4,475,761)

Realized gain on marketable securities - available-for-sale	--	4,260,761	46,000	6,079,960
Other income	820	3,862	43,817	44,170
Impairment loss on investment in an affiliate	(2,140,359)	--	(2,140,359)	--
Loss on disposal of interest in a subsidiary	(3,210,538)	--	(3,210,538)	--
Loss on disposal of property, plant and equipment	(9,387)	--	(9,387)	--
Loss on disposal of leasehold land and buildings	--	--	--	(254,740)
Interest income	13,688	--	34,625	--
Interest expense	(79,649)	(25,775)	(210,418)	(90,397)
Other expense	--	(32)	--	(1,177)

Net loss before income taxes and minority interest	(6,753,035)	1,098,688	(8,950,144)	1,302,055

Index

10. ISSUANCE OF SHARES

The following capital stock transactions, which were all recorded at fair values as of their respective date of agreements, occurred during the three months ended September 30, 2006:

(a)
On August 15, 2006, the Company issued 800,000 shares to Greentree Financial Group, Inc. for consulting services provided. Of the total amount of consultancy fee $1,096,000, $297,747 and $274,000 had been expensed during the three months ended June 30, 2006 and September 30, 2006 respectively in accordance with terms of the consultancy contract, which is based on the vested date (that is, contract date) share price of $1.37 as of March 23, 2006 multiplied by the 800,000 shares issued. The shares issued were unrestricted, pursuant to an S-8 registration filed with the SEC on June 8, 2006.

11.  SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

(a) Analysis of net outflow of cash and cash equivalents in respect of disposal of a subsidiary during the period

Nine months ended September 30, 2006
US$

Cash consideration receivable of $4,000,000, none received as of period end	Nil
Bank balance and cash disposed	1,353,749

Net outflow of cash and cash equivalents	1,353,749

12. COMMITMENTS AND CONTINGENCIES

Prior to the completion of acquisition by the Company of New Generation Commercial Management Limited (“New Generation”), New Generation had been paying Mainland China income tax at a basis of calculation which was not in accordance with the standard basis of calculation as stipulated by the Mainland China tax law. The shortfall of the underpaid tax liabilities, related surcharges and penalty up to the date of acquisition by the Company has already been fully provided for in the consolidated financial statements. However, New Generation would potentially be liable to further surcharge for late payment and penalty, additional to the amount being provided, for the period since the date of acquisition by the Company and up to the balance sheet date. A shareholder of New Generation has undertaken to indemnify the Company against such shortfall and additional tax-related liabilities. As of September 30, 2006, the estimated further surcharges and penalties for which New Generation was potentially liable amounted to US$430,364 and US$9,470,714 respectively. The estimated further penalties were based on the highest charge rate of the range from 50% to 500%.

Index

13. PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

The unaudited pro forma consolidated financial information for China World Trade Corporation (“CWTD”) includes an unaudited statement of operations for the year ended December 31, 2005, an unaudited statement of operations for the nine months ended September 30, 2006. The pro forma consolidated statement of operations for the year ended December 31, 2005 and for the nine months ended September 30, 2006 assumes the sale of General Business Network (Holdings) Limited (“GBN”) occurred at the beginning of the respective periods. The unaudited balance sheet as of September 30, 2006 as presented in this unaudited financial statement had been prepared on the basis that GBN had been disposed as of this date and its assets and liabilities had been eliminated. Hence, no pro forma consolidated balance sheet as of September 30, 2006 is presented herewith.

    On September 29, 2006, China Chance Enterprises Limited, a wholly owned subsidiary of the CWTD and a limited liability company organized and existing under the laws of the British Virgin Islands (“China Chance”), entered into a Sale and Purchase Agreement (the “Agreement”) with Wisdom Plus Limited, a limited liability company organized and existing under the laws of the British Virgin Islands (“Wisdom Plus”), pursuant to which China Chance agreed to sell and Wisdom Plus agreed to purchase, all of the outstanding registered shares (the “Shares”) of Rejoice Success Limited, a limited liability company organized and existing under the laws of the British Virgin Islands (“Rejoice Success”) and an indirect wholly owned subsidiary of CWTD. The purchase price for the Shares was $4.0 million, payable in installments in accordance with the schedule set forth in the Agreement.

    Rejoice Success owns 60% of the outstanding capital stock of GBN, a limited liability company organized under the laws of the Hong Kong SAR of the People’s Republic of China, GBN owns 100% of the outstanding capital stock of General (GZ) Business Network Limited, a limited liability company organized under the laws of the People’s Republic of China (“GZ Business”), and GZ Business owns 51% of the outstanding capital stock of Guangdong New Generation Commercial Management Ltd., a limited liability company organized and existing under the laws of the People’s Republic of China (“New Generation”), which engages in the travel agency business by operating ten subsidiaries in Southern China.

    The following unaudited pro forma consolidated financial statements have accounted for effect relating to the sale of GBN by CWTD. These unaudited pro forma consolidated financial statements have been prepared from the historical consolidated financial statements of CWTD and GBN, and should be read in conjunction therewith. The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the sale had been consummated on the respective dates, nor is it indicative of future operating results. The pro forma adjustments are based on information available at the time of this filing.

Index

(a)	Pro Forma Consolidated Statement of Operations for the nine months ended September 30, 2006 (unaudited)

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
Pro Forma Consolidated Statement of Operations and Comprehensive Loss
(Unaudited)

	For the Nine Months Ended September 30, 2006
	CWTD	GBN	Pro Forma		Pro Forma
	(Historical)	(Historical)	Adjustments	Reference	Balances

Operating revenues
Club and business centre	$511,999	$-	$-		$511,999
Business traveling services	2,689,140	(2,689,140)	-		-
Business value-added services	927,368	(375,000)	-		552,368
Rental services	10,383	(10,383)	-		-
Trading and other services	-	-	-		-
	4,138,890	(3,074,523)	-		1,064,367

Operating costs and expenses
Cost of Club and business centre	(26,323)	-	-		(26,323)
Cost of Business traveling services	(522,955)	522,955	-		-
Cost of Business value-added services	(381)	134	-	-	(247)
Cost of Rental services	-	-	-		-
Cost of Trading and other services	-	-	-		-
Bad debts recovered	12,730	15,525			28,255
Impairment, depreciation and amortization	(336,617)	317,988	-		(18,629)
Selling, general and administrative expenses	(6,769,228)	3,151,666	-		(3,617,562)
	(7,642,774)	4,008,268	-		(3,634,506)

Loss from operations	(3,503,884)	933,745	-		(2,570,139)

Non-operating income(expense)
Realized gains on marketable securities - available-for-sale	46,000	-	-		46,000
Other income	43,817	(68)			43,749
Interest income	34,625	(30,923)	-		3,702
Impairment loss on investment in an affiliate	(2,140,359)	-	-		(2,140,359)
Loss on disposal of interest in a subsidiary	(3,210,538)	(173,947)			(3,384,485)
Loss on disposal of property, plant and equipment	(9,387)	9,387			-
Interest expense	(210,418)	210,418	-		-
Profit (Loss) before income taxes and minority interest	(8,950,144)	948,611	-		(8,001,533)
Provision for income taxes	(103,037)	103,037	-		-
Profit (Loss) before minority interest	(9,053,181)	1,051,648	-		(8,001,533)
Minority interest	545,065	(528,145)	-		16,920
Net profit (loss)	(8,508,116)	523,503	-		(7,984,613)

Other comprehensive income (loss)
Unrealized gains (loss) on available-for-sale securities
Unrealized holding gain (loss) arising for the period	(1,108,375)	1,009,375	-		(99,000)
Less: Reclassification adjustment for gains or losses included in net profit (loss)	(46,000)	-			(46,000)
Foreign currencies translation adjustments
Less: Reclassification adjustment for gains or losses included in net profit (loss)	(15,393)	15,393	-		-
Comprehensive income (loss)	$(9,677,884)	$1,548,271	$-		$(8,129,613)

Profit (Loss) per share of common stock-Basic and diluted	$(0.25)				$(0.23)
Weighted average number of shares of common stock outstanding	34,030,578				34,030,578

The accompanying notes are an integral part of these pro forma consolidated financial statements.

Index

(b) Pro Forma Consolidated Statement of Operations for the year ended December 31, 2005 (unaudited)

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
Pro Forma Consolidated Statement of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Year Ended December 31, 2005
	CWTD	GBN	Pro Forma		Pro Forma
	(Historical)	(Historical)	Adjustments	Reference	Balances
Operating revenues
Club and business centre	$894,550	$-	$-		$894,550
Business traveling services	4,983,468	(5,113,339)	129,871	Note 1	-
Business value-added services	1,618,413	(187,755)	-		1,430,658
Rental	221,699	(86,179)	15,448	Note 1	150,968
Trading and others	121,094	(121,094)	-		-
	7,839,224	(5,508,367)	145,319		2,476,176

Operating costs and expenses
Club and business centre	(159,742)	-	(58,038)	Note 1	(217,780)
Business traveling services	(727,089)	727,089	-		-
Business value-added services	(2,513,523)	1,615	-		(2,511,908)
Rental	(98,762)	-	-		(98,762)
Trading and others	(119,767)	119,767	-		-
	(3,618,883)	848,471	(58,038)		(2,828,450)

Other expenses
Depreciation and amortization	(303,797)	263,170	-		(40,627)
Impairment of property, plant and equipment	(38,598)	-	-		(38,598)
Selling, general and administrative expenses	(9,167,728)	4,037,159	(87,281)	Note 4	(5,217,850)
	(9,510,123)	4,300,329	(87,281)		(5,297,075)
Loss from operations	(5,289,782)	(359,567)	-		(5,649,349)

Non-operating income (expense)
Other income	42,581	(29,414)			13,167
Interest income	28,171	(27,309)	-		862
Interest expense	(136,426)	136,433	-		7
Gain on disposal of a subsidiary	85,854	-	-		85,854
Realized gains on disposal of available-for-sale securities	6,079,960	-	-		6,079,960
Loss on disposal of property, plant and equipment	(254,740)	254,740			-
Profit (Loss) before income taxes and minority interest	555,618	(25,117)	-		530,501
Income tax expense	(254,419)	254,178	-		(241)
Profit (Loss) before minority interests	301,199	229,061	-		530,260
Minority interests	(282,975)	307,873	-		24,898
Net profit (loss)	18,224	536,934	-		555,158

Other comprehensive income
Unrealized gains on available-for-sale securities
Unrealized holding gain arising during the year	751,250	(606,250)	-		145,000
Less: Reclassification adjustment for gains or losses included in net profit (loss)	-	-	-		-
Foreign currency translation adjustments	23,990	(15,393)	-		8,597
Comprehensive income (loss)	$793,464	$(84,709)	$-		$708,755
Profit (Loss) per share of common stock-Basic and diluted	$0.00				$0.02
Weighted average number of shares of common stock outstanding	31,154,526				31,154,526

The accompanying notes are an integral part of these pro forma consolidated financial statements.

Index

(c) Notes to Pro Forma Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited pro forma consolidated statements of operations present the pro forma effects of the sale of General Business Network (Holdings) Limited ("GBN"). The unaudited pro forma consolidated statements of operations for the nine months ended Septembert 30, 2006 and for the year ended December 31, 2005 are presented as if the acquisition occurred at the beginning of the respective periods. The unaudited pro forma consolidated statements of operations do not include any pro forma adjustments for any potential operating efficiencies and cost savings that may be achieved as a result of the disposition.

Sale

The total consideration receivable in accordance with the Sale and Purchase Agreement (“the Agreement”) dated September 29, 2006 is $4,000,000. It will be received by 4 instalments from September 30, 2006 to July 29, 2007 in cash or shares of common stock issued by any Pink Sheet companies or OTCBB companies in lieu of the consideration set forth above. The amount of share certificates shall be agreed by both parties in a separate agreement. To date, cash of $100,000 had been received pursuant to the payment schedule of the Agreement. The sale was completed on September 29, 2006.

Pro Forma Adjustments

Note 1 - Being reversal of the effect of elimination entries relating to inter-company sales because the pro forma statement of operation figures are presented as if the sale occurred at the beginning of the respective periods.

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

Index

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

As of September 29, 2006, the Company sold 60% of its ownership of the capital stock of New Generation for $4.0 million, payable in four installments, as described above.

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

RESULTS OF OPERATIONS

The following table shows the selected unaudited condensed consolidated income statement data of the Company and its subsidiaries for the three months and nine months ended September 30, 2006 and September 30, 2005. The data should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company for the three months and nine months ended September 30, 2006 and September 30, 2005, and related notes thereto.

Index

(Unaudited)	Three months Ended September 30,				Nine months Ended September 30,
	2006	% of Rev	Restated 2005	% of Rev	2006	% of Rev	Restated 2005	% of Rev
(In US$ thousands, except per share data)

Operating revenues
Club and business centre	185	17.5	160	8.5	512	12.4	711	12.9
Business traveling services	871	82.2	1,474	77.9	2,689	65.0	3,580	65.1
Business value-added services	-	--	255	13.5	927	22.4	871	15.8
Rental	3	0.3	3	0.1	10	0.2	218	4.0
Trading and others			--	--			122	2.2
Total Operating Revenues	1,059	100.0	1,892	100.0	4,138	100.0	5,502	100.0

Operating costs and expenses
Club and business centre	(10)	(0.9)	(8)	(0.4)	(26)	(0.6)	(152)	(2.8)
Business traveling services	(190)	(18.0)	(262)	(13.9)	(523)	(12.6)	(381)	(6.9)
Business value-added services	--	--	(1,743)	(92.1)	--	--	(2,510)	(45.6)
Rental	--	--	--	--	--	--	(99)	(1.8)
Trading and others	--	--	--	--	--	--	(121)	(2.2)
Total Operating costs and expenses	(200)	(18.9)	(2,013)	(106.4)	(549)	(13.2)	(3,263)	(59.3)

Gross Profit
Club and business centre	175	16.5	152	8.0	486	11.8	559	10.2
Business traveling services	681	64.3	1,212	64.0	2,166	52.4	3,199	58.1
Business value-added services	--	--	(1,488)	(78.6)	927	22.4	(1,639)	(29.8)
Rental	3	0.3	3	0.2	10	0.2	119	2.2
Trading and Others			--	--	--		1	--
Total Gross Profit	859	81.1	(121)	(6.4)	3,589	86.8	2,239	40.7

Bad debts recovered	13	1.2	--		13	0.3	--
Impairment, depreciation and amortization	(96)	(9.0)	(75)	(4.0)	(337)	(8.2)	(201)	(3.7)
Selling, general and administrative expenses	(2,104)	(198.7)	(2,944)	(155.6)	(6,769)	(163.6)	(6,514)	(118.4)

Loss from operations	(1,328)	(125.4)	(3,140)	(166.0)	(3,504)	(84.7)	(4,476)	(81.4)

Non-operating income (expense)
Realized gains on marketable securities-for-sale	--	--	4,260	225.2	46	1.1	6,080	110.5
Other income	1	0.1	4	0.2	44	1.1	44	0.8
Interest income	14	1.3	--	--	34	0.8	--	--
Impairment loss on investment in an affiliate	(2,140)	(202.1)	--	--	(2,140)	(51.7)	--	--
Loss on disposal of interest in a subsidiary	(3,211)	(303.2)	--	--	(3,211)	(77.6)	--	--
Loss on disposal of property, plant and equipment	(9)	(0.8)	--	--	(9)	(0.2)	--	--
Loss on disposal of leasehold land and buildings	--	--	--	--	--	--	(255)	(4.6)
Interest expense	(80)	(7.6)	(26)	(1.4)	(210)	(5.1)	(90)	(1.6)
Other			--	--	--	--	(1)	--

Profit (loss) before income taxes and minority interest	(6,753)	(637.7)	1,098	58.0	(8,950)	(216.3)	1,302	23.7

Provision for income taxes	(29)	(2.7)	(71)	(3.7)	(103)	(2.5)	(184)	(3.4)

Profit (loss) before minority interest	(6,782)	(640.4)	1,027	54.3	(9,053)	(218.8)	1,118	20.3

Minority interest	156	14.7	(92)	(4.9)	545	13.2	(314)	(5.7)

Net profit (loss)	(6,626)	(625.7)	935	49.4	(8,508)	(205.6)	804	14.6

Other comprehensive income (loss)
Unrealized holding gain/loss arising for the period	--	--	(8)	(0.4)	(1,108)	(26.8)	7,043	128.0
Less: Reclassification adjustment for gains or losses included in net profit (loss)	--	--	(4,261)	(225.2)	(46)	(1.1)	(6,080)	(110.5)
Foreign currencies translation adjustments	--	--	(20)	(1.1)	--	--	--	--
Less: Reclassification adjustment for gains or losses included in net profit (loss)	(15)	(1.4)	--	--	(15)	(0.4)	(20)	(0.3)

Comprehensive Income (loss)	(6,641)	(627.1)	(3,354)	(177.3)	(9,677)	(233.9)	1,747	31.8

Index

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

Operating Revenue

We have provided club and business center services through our subsidiary Guangzhou World Trade Center Club located in Guangzhou Province, the PRC since June 2002, and business value-added services and other business (trading) through a subsidiary of General Business Network (Holdings) Limited since March 2003. We have commenced our business travel operations since our acquisition of New Generation in August 2004. Consolidated operating revenue for the three months ended September 30, 2006 was $1,059,000, compared to $1,892,000 for the same corresponding period in year 2005, a decrease of $833,000 or 44.0%. The decrease was mainly the result of a decrease in revenue generated by the business traveling services, with a significant decrease on the commission rate earned from its travel related business; and the decrease in revenue generated from our business value-added services. This was partially offset by the increase in revenue from our club and business centers. Our management has been closely monitoring and evaluating the future profitability of our travel related businesses.

Our mix of operating revenues will continue to shift since our acquisition of the travel business and development of our business value-added services. We will continue to utilize the World Trade Center Clubs in various major cities in China to provide the necessary platform for the growth of our businesses. We will monitor closely the development of each business segment and make adjustments to improve our performance steadily under normal business circumstances.

Of the $1,059,000 revenue in the three months ended September 30, 2006, approximately $185,000 (17.5%) was generated from providing club related services by our Guangzhou World Trade Center Club and Beijing World Trade Center Club; $871,000 (82.2%) was generated from business travel services; and $3,000 (0.3%) was generated from rental.

For the three months ended September 30, 2006, New Generation, our business traveling services arm, sold a total of over 384,000 tickets, which translates to a total value of air-ticket fare of approximately $50.6 million. As compared to the corresponding period in year 2005, tickets sold by New Generation increased by 34,000 tickets (or 9.7%) to approximately 350,000 tickets, with the value of air-ticket fare increasing by $6.8 million (or 15.5%) from $43.8 million.

Consolidated gross profit increased by $980,000 or 809.9% for the three months ended September 30, 2006 over the same corresponding period in year 2005. The increase was predominantly driven by our business value-added services resulting from providing various consultancy services to our members. This increase was offset by the decrease in gross profit of our business traveling services.. As a percentage of total operating revenues, the consolidated gross profit margin of 81.1% for the three months ended September 30, 2006 increased from a negative margin of 6.4% for the same corresponding period in 2005. Our profit margin was driven by a mix shift from lower margin business travel services to higher margin business valued-added services.

Of the $859,000 total gross profit for the 3-month period ended September 30, 2006, gross profit of approximately $175,000 (or 20.4%) was generated from providing club and business center services, approximately $681,000 (or 79.3%) from business travel services, no gross profit was recorded from providing business value-added services and the remaining $3,000 (or 0.3%) from rental income. As compared to the same corresponding period in year 2005, the club and business center services represented 125.6% (or $152,000) of the total gross profit; 1,001.6% (or $1,212,000) was generated from the business travel business; negative 1,229.8% (or loss of $1,488,000); and the remaining 2.5% (or $3,000) from others (rental and cattle hide trading) businesses. The shift in segmental distribution was primarily due to the increase in business value-added services, resulting from a net loss in gross profit recorded from the last corresponding period. We anticipate that this segment mix will continue to change and balance out in year 2006.

Index

Selling, General and Administrative Expenses

Selling, general and administrative expense decreased by approximately $840,000 or 28.5% to $2,104,000 for the three months ended September 30, 2006 from $2,944,000 for the same corresponding period in 2005. The decrease was mainly due to the fact that there is no share disposal expense for the three months ended September 30, 2006 and share disposal expenses for the three months ended September 30, 2005 amounts to $887,000 We believe the selling, general and administrative will continue to decrease steadily subsequent to the diposal of a subsidiary company and the acquisition of affiliates. These changes will lead to a further reduction of selling, general and administrative expenses because our share in net loss of affiliates will be accounted for under the equity accounting method.

Impairment Loss and Depreciation

Total impairment loss and depreciation were approximately $96,000 for the three months ended September 30, 2006, as compared to the same corresponding period in year 2005, an increase of $21,000 or 28.0% from $75,000. The increase was mainly due to the increase in depreciation of our fixed assets from the business traveling services in 2006. Under normal circumstances, we will review the impairment of our assets at the year end or at the anniversary of such assets.

Other Income and Realized Gain

The other income and realized gain on marketable securities-for sale decreased by approximately $4,263,000 for the three months ended September 30, 2006, as compared to the same corresponding period in 2005. The decrease was primarily the result of no record of realized gain for the 3-month ended September 30, 2006. During the reporting period, we disposed 60% of the outstanding capital stock of General Business Network (Holdings) Limited (“GBN”), which indirectly owns 51% of the outstanding capital stock of New Generation Commercial Management Limited resulting in a realized loss on disposal of interest in a subsidiary of approximately $3,210,000. Upon the disposal of 60% of GBN, an impairment loss of approximately $2,140,000 was recorded subsequent to the change of status of from a subsidiary company to an affiliate and due to the uncertainty of future cash flows produced by the investment with reference to the consideration receivable for 60% of disposed GBN capital stock.

Interest Expenses, Net

Net Interest expenses increased approximately in the amount of $40,000 to $66,000 for the three months ended September 30, 2006, as compared to the same corresponding period in year 2005. The majority of the increase was due to the additional interest expenses because of the higher interest rate incurred by the business traveling operations of New Generation in relation to an additional bank loan.

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

Income taxes were $29,000 for the three months ended September 30, 2006, as compared to $71,000 for the same corresponding period in year 2005, a decrease of $42,000 (or 59.1%). The decrease of income taxes was the result of the decrease in our travel business’s operation revenue and net loss during the reporting period.

Index

Minority Interest

We recorded a minority income of approximately $156,000 for three months ended September 30, 2006 an increase of $248,000 compared to the same period in 2005.

Net Income(Loss) /Comprehensive income

Net loss was approximately $6,626,000 for the three months ended September 30, 2006, as compared to the net profit in the amount of $935,000 for the same corresponding period in year 2005, an increase of approximately $7,561,000. The increase in net loss was the result of the realized loss on disposal of interest in a subsidiary of approximately $3,210,000, impairment loss on investment in an affiliate of approximately $2,140,000 and decrease in the realized gain on marketable securities-for-sale accounted for approximately $4,260,000 which is partially offset by the decrease in operating loss of approximately $1,812,000 comparing to the same corresponding period in year 2005.

In addition, we recorded no unrealized loss on short-term investments (fair value adjustment) which is classified as other comprehensive income (loss) for the three months ended September 30, 2006, as compared to an unrealized loss of $4,269,000 for the same corresponding period in year 2005. This decrease was the result of relatively stable fair market value of the common stocks we received as compensation for our consultancy services rendered during the three months ended September 30, 2006. Management believes that this unrealized gain (or loss) will fluctuate from quarter to quarter if we continue to hold these shares. We intend and plan to offload these shares as soon as possible and within a period of 12 months upon receiving them from our client members.

The accounting loss or net comprehensive loss, after taking the unrealized loss on the marketable securities - available-for-sale into consideration, for the three months ended September 30, 2006 amounts to approximately $6,641,000, as compared to $3,354,000 for the same corresponding period in year 2005. Again, this unrealized gain (or loss) will vary from quarter to quarter if we continue to hold on to these shares.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Operating Revenue

Consolidated operating revenue for the nine months ended September 30, 2006 was $4,138,000, compared to $5,502,000 for the same corresponding period in year 2005, a decrease of $1,364,000 or 24.8%. The decrease was mainly the result of decrease in revenue generated by the business traveling services, and the club and business centre as well as rental income, which is off-set by the increase in revenue generated by business value-added services.

Of the $4,138,000 revenue in the nine months ended September 30, 2006, approximately $512,000 (12.4%) was generated from providing club related services by our Guangzhou World Trade Center Club and Beijing World Trade Center Club; $2,689,000 (65.0%) was generated from business travel services; $927,000 (22.4%) was generated from business value-added services; and $10,000 was generated from our rental income.

For the nine months ended September 30, 2006, New Generation, our business traveling services arm, sold a total of over 1,003,000 tickets, which translates to a total value of air-ticket fare of approximately $131.2 million. As compared to the corresponding period in year 2005, tickets sold by New Generation increased by 57,000 tickets (or 6.0%) from approximately 946,000 tickets, with the value of air-ticket fare increasing by $21.2 million (or 19.3%) from $110.0 million.

Index

Consolidated gross profit increased by $1,350,000 or 60.3% for the nine months ended September 30, 2006 over the same corresponding period in year 2005. The increase was predominantly driven by our business value-added services resulting from providing various consultancy services to our members. This increase was partially offset by the decrease in gross profit of our club and business center and business traveling services resulting from a lower profit margin. As a percentage of total operating revenues, the consolidated gross profit margin of 86.8% for the nine months ended September 30, 2006, increased from 40.7% for the same corresponding period in 2005. Our profit margin was driven by a mix shift from lower margin business travel services to higher margin business valued-added services.

Of the $3,589,000 total gross profit for the nine months ended September 30, 2006, gross profit of approximately $486,000 (or 13.5%) was generated from providing club and business center services, approximately $2,166,000 (or 60.4%) from business travel services, gross profit of approximately $927,000 (or 25.8%) from providing business value-added services and the remaining $10,000 (or 0.3%) from rental income. As compared to the same corresponding period in year 2005, the club and business center services represented a 18.2% (or $559,000) of the total gross profit; 142.8% (or $3,199,000) was generated from the business travel business, a negative 73.2% (or loss of $1,639,000) from the business value-added services; and the remaining 5.3% (or $120,000) from other (rental and cattle hide trading) businesses. The shift in segmental distribution was primarily due to the increase in business value-added services, resulting from the corporate consultancy services provided to clients. We foresee that this segment mix will continue to change and balance out in year 2006 upon further development in the business value-added services and the expected opening of other world trade center clubs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $260,000 or 3.9% to $6,770,000 for the nine months ended September 30, 2006 from $6,510,000 for the same corresponding period in 2005. The increase was mainly due to (1) the increase in a new bank loan expense in the amount of approximately $284,000; (2) the increase in liquidated damage expense in the amount of approximately $185,500; and (3) the increase in the financial consultancy fee through the issuance of shares with a market value of approximately $571,000, (4) the increase in an investment feasibility study expenses in the amount of approximately $383,000; (5) the increase of IT consultancy expenses of approximately $145,000, which are mostly offset by the decrease in share disposal expenses amounting to approximately $1,260,000. We believe the selling, general and administrative will continue to decrease steadily subsequent to the disposal of a subsidiary company and the acquisition of affiliates. These changes will lead to a further reduction of selling, general and administrative expenses because our share in net loss of affiliates will be accounted for under equity accounting method.

Impairment Loss and Depreciation

Total impairment loss and depreciation were approximately $337,000 for the nine months ended September 30, 2006, as compared to the same corresponding period in year 2005, an increase of $136,000 or 67.7% from $201,000. The increase was mainly due to the increase in impairment loss in fixed asset in the amount of approximately $8,000 and the increase in depreciation charge as a result of addition to our fixed asset from the business traveling services in 2006.

Other Income and Realized Gain

The other income and realized gain decreased by approximately $6,034,000 for the nine months ended September 30, 2006, as compared to the same corresponding period in 2005. The decrease was primarily the result of decrease in income from realized gain on marketable securities-for-sale and other income for the nine months ended September 30, 2006. During the reporting period, we disposed 60% of the outstanding capital stock of General Business Network (Holdings) Limited, which indirectly owns 51% of the outstanding capital stock of New Generation Commercial Management Limited resulting in a realized loss on disposal of interest in a subsidiary accounted for approximately $3,210,000. Upon the disposal of 60% of General Business Network (Holdings) Limited, an impairment loss of approximately $2,140,000 was recorded due to the change of status to affiliate.

Index

Interest Expenses, Net

Net Interest expenses were increased approximately in the amount of $86,000 to $176,000 for the nine months ended September 30, 2006, as compared to the same corresponding period in year 2005. The majority of the increase was due to the additional interest expenses because of the higher interest rate incurred by the business traveling operations of New Generation in relation to additional bank loan.

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

Income taxes were $103,000 for the nine months ended September 30, 2006, as compared to $184,000 for the same corresponding period in year 2005, a decrease of $81,000 (or 44.0%). The decrease of income taxes was the result of the decrease in our travel business’s operation revenue and net loss during the reporting period.

Prior to the completion of acquisition by the Company of New Generation Commercial Management Limited (“New Generation”), New Generation had been paying Mainland China income tax at a basis of calculation which was not in accordance with the standard basis of calculation as stipulated by the Mainland China tax law. The shortfall of the underpaid tax liabilities, related surcharges and penalty up to the date of acquisition by the Company has already been fully provided for in the consolidated financial statements. However, New Generation would potentially be liable to further surcharge for late payment and penalty, additional to the amount being provided, for the period since the date of acquisition by the Company and up to the balance sheet date. A shareholder of New Generation has undertaken to indemnify the Company against such shortfall and additional tax-related liabilities. As of September 30, 2006, the estimated further surcharges and penalties for which New Generation was potentially liable amounted to US$430,364 and US$9,470,714 respectively. The estimated further penalties were based on the highest charge rate of the range from 50% to 500%.

Minority Interest

We recorded a minority income of approximately $545,000 for nine months ended September 30, 2006 an increase of $859,000 compared to the same period in 2005.

Net Income(Loss) /Comprehensive income

Net loss was approximately $8,508,000 for the nine months ended September 30, 2006, as compared to the net income in the amount of $804,000 for the same corresponding period in year 2005, a decrease of approximately $9,312,000. The increase in net loss was the result of the short fall in the realized gain on marketable securities-for-sale accounted for approximately $6,034,000, in which $6,080,000 was recorded for the same period in year 2005; an impairment loss on investment in an affiliate of $2,140,000 and loss on disposal of interest in a subsidiary of $3,211,000 for the nine months ended September 30, 2006 which is partially offset by an increase in minority interest income of $859,000 and decrease in business value-added services expenses. The management will closely monitor each business segment especially on the narrowing profit margin business and the higher fuel price which will affect our income. The higher fuel price has affected the airline business in China which will indirectly reduce the commission paid to its agents. We will also evaluate the additional cost on different segment which may eventually affect our profitability.

In addition, we recorded an unrealized loss on short-term investments (fair value adjustment) which is classified as other comprehensive income (loss) in the amount of approximately $1,154,000 for the nine months ended September 30, 2006, as compared to an unrealized gain of $963,000 for the same corresponding period in year 2005. This decrease was the result of the unrealized decrease in fair market value of the common stocks we received as compensation for our consultancy services rendered. Management believes that this unrealized gain (or loss) will fluctuate from quarter to quarter if we continue to hold these shares. We intend and plan to offload these shares as soon as possible and within a period of 12 months upon receiving them from our client members.

The accounting loss or comprehensive loss, after taking the unrealized loss on the marketable securities - available-for-sale into consideration, for the nine months ended September 30, 2006 in the amount of approximately $9,677,000, compares to a comprehensive income of $1,747,000 for the same corresponding period in year 2005. Again, this unrealized gain (or loss) will vary from quarter to quarter if we continue to hold on to these shares.

Index

Liquidity and Capital Resources

As of September 30, 2006, cash and cash equivalents totaled $147,000, as compared to September 30, 2005 of $4,334,000, a decrease of approximately $4.19 million. This decrease in cash position was the result of a combination of net cash provided by financing activities in the amount of approximately $2,679,000, which was mainly contributed by the proceeds from new bank loan., offsetting by net cash used in operating activities of approximately $3,790,000 and net cash provided by investing activities of approximately $1,978,000. The increase in net cash provided by financing activities was mainly due to an inception of new loan of $2,037,000 from a bank. The net cash used in investing activities was mainly used in the disposal of a subsidiary in the amount approximately $1,354,000; acquisition of a subsidiary in the amount approximately $394,000; and the additional equipment in the total amount of $408,000, offset by the proceeds from the disposal of available-for-sale shares amounting to $146,000. Net cash used in operating activities could be explained by the change in net working capital. This change in net working capital was due to the increase in trade and other receivables of approximately $2,154,000. The increase in trade and other receivables was primarily due to the increase in trade receivables resulting from the increase in operating revenues of our business traveling service division.

During the reporting period of the nine months ended September 30, 2006, 280,000 shares of our common stock were issued to Grace Motion Inc. for an investment feasibility study and 117,000 shares were issued for the service consultancy fee. 800,000 shares of our common stock were issued to Greentree Financial Group, Inc. pursuant to a consultancy contract. Our total issued and outstanding shares of our common stock is 34,865,923 as of September 30, 2006

We have not committed to any individual material capital expenditures related projects and we will primarily rely on Cornell Capital’s Standby Equity Distribution Agreement financing, provided that it is declared effective by the Commission, as the external source of liquidity to fund our potential capital related projects. On the other hand, we rely on our internal sources of liquidity generated from our business travel services and business value-added services to fund immaterial capital projects. In the event that we are unable to draw down capital funding from Cornell Capital’s $30.0 million committed source of capital or unable to fund projects from our internally generated sources, we will seek other external sources of opportunities in a combination of debt and/or equity financings from potential investors or existing shareholders of the Company, although we have not committed any other external source besides Cornell Capital.

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

None

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

Index

Item 2. Changes in Securities.

(a)
On April 27, 2006, the Company issued 280,000 shares to Grace Motion Inc. for consulting services provided which included a due diligence on a target project in China; a financial modeling report on the target; and provide advise on any possible change of the structure in order to enhance the profitability of the target project.

(b)
On April 27, 2006, the Company issued 117,000 shares to Mr. Andy Lau for consulting services related to information technology and technical framework and infrastructure for the provision of information technology in China. .

(c)	On August 15, 2006, the Company issued 800,000 shares to Greentree Financial Group, Inc. for consulting services.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

3.1	Articles of Incorporation and By-Laws are hereby incorporated by reference from our registration statement on Form 10-SB, filed with the Commission on September 9, 1999, SEC File No. 000-26119.
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chi Ming Chan, Vice Chairman and CEO
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Man Ha, Chief Financial Officer
32.1	Section 1350 Certifications of Chi Ming Chan, Vice Chairman and CEO
32.2	Section 1350 Certifications of Man Ha, Chief Financial Officer

(b) Reports on Form 8-K;

(1)
On September 29, 2006, the Company filed a Form 8-K in order to report a Share Exchange Agreement for the acquisition of a 25% equity interest in CWT International Excursion Investment Limited between the shareholder of the said company and Rainbow Wish Limited, a wholly owned subsidiary of the Company.

(2)
On October 5, 2006, the Company filed a Form 8-K in order to report a Sale and Purchase Agreement between Wisdom Plus Limited and China Chance Enterprises Limited, a wholly owned subsidiary of the Company

(3)	On October 24, 2006, the Company filed a Form 8-K in order to report a completion of the acquisition filed on September 29, 2006.
(4)	On November 6, 2006, the Company filed a Form 8-K in order to report a completion of the sale filed on October 5, 2006.

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China World Trade Corporation (Registrant)

Date: November 14, 2006	By:	/s/ Chi Ming Chan
Chi Ming Chan Chief Executive Officer

Date: November 14, 2006	By:	/s/ Man Ha
Man Ha Chief Financial Officer