Form 10KSB
period 2006-12-31
CHINA WORLD TRADE CORP
filed 2007-04-16
CIK 1081834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

        For the fiscal year ended December 31, 2006
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

Common Stock, par value $.001 per share
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer's revenues for its most recent fiscal year were $4,339,337

The aggregate market value of the issuer's common stock held by non-affiliates was approximately $9.24 million, based on the average closing bid and ask price for the common stock on January 31, 2007.

As of January 31, 2007, there were outstanding 43,865,923 shares of the issuer's common stock, par value $.001.

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

On August 14, 2000, pursuant to a share exchange agreement dated August 10, 2000, by and among Main Edge International Limited, a British Virgin Islands corporation, Virtual Edge Limited, a British Virgin Islands corporation and a wholly-owned subsidiary of Main Edge, Richard Ford, Jeanie Hildebrand and Gary Lewis, we acquired from Main Edge all of the shares of Virtual Edge (the “Acquisition”) in exchange for an aggregate of 1,961,175 shares of our common stock, which shares equaled 75.16% of Txon International’s issued and outstanding shares after giving effect to the Acquisition. Both Main Edge and Virtual Edge were a non-operating holding companies organized to own the stock of businesses which they acquired. On September 15, 2000, Txon International Development Corporation changed its name to China World Trade Corporation (China World Trade or CWTD) and effectuated an 8 for 1 forward stock split. As a result of the forward stock split, Main Edge held 15,689,400 shares of our common stock, which shares equaled 75.16% of our issued and outstanding shares.

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

On May 7, 2004, through one of our wholly-owned subsidiaries, we acquired 51% of the capital stock of CEO Clubs China Limited, a Hong Kong corporation (“CEO Clubs China”) for a total consideration in cash and shares of our common stock in the amount of $360,000, payable $120,000 in cash and $240,000 in market value of our common stock (80,000 shares) and a commitment to provide operating cash in the amount of $120,000. CEO Clubs China has authorized chapters to operate under the “CEO Clubs” trademarks in the Greater China Region, including the PRC, Hong Kong and Taiwan. Comprised of thirteen chapters in the U.S. and China, the CEO Clubs are a by-invitation-only membership association. Members must be chief executive officers of businesses that have above $2,000,000 in annual sales. Our average club member has $20,000,000 in annual sales. In fiscal year 2002, CEO Clubs opened its first international chapter in China.

On August 2, 2004, we consummated an acquisition of 51% of the capital stock of Guangdong New Generation Commercial Management Limited (“New Generation”), a limited liability company organized and existing under the laws of the PRC, for an aggregate consideration of $10,232,000, payable approximately $2,741,000 in cash and approximately $7,487,000 in market value of our common stock (4,081,238 shares). One of our purposes for the acquisition was because New Generation was a formidable competitor in the travel agency business through operations of its five subsidiaries and twenty-one selling points in Southern China and a significant competitor in ticketing sales for international and domestic flights as well as inbound business travel. In addition, New Generation’s goal was to become one of the major consolidators of hotel rooms and airline tickets in China. By acquiring New Generation, we have added value to our business and eliminated this competition. New Generation has already acquired the necessary licenses to operate as a ticketing and travel agent in the PRC, a highly regulated business. New Generation’s business also includes insurance operations through its subsidiary, Huahao Insurance, and it is a licensed insurance agent in China to provide accidental and life insurance policies. The two main revenues managed by New Generation are those from the travel agency business and the insurance business. The financial results from Huahao Insurance are consolidated with the financial results of New Generation after Huahao Insurance was acquired by New Generation on June 30, 2004. While there can be no assurances of success, we expect that New Generation will contribute a significant revenue base to our company.

On September 25, 2006, we entered into an agreement to acquire a 25% interest in CWT International Excursion Investment Limited (“CWT Excursion”), a business travel investment company, which owns a 51% controlling interest in Suzhou Tongli ( International) Excursion Development Limited (“Suzhou Tongli”), the sole legal tourism operator and planner for Tongli. Tongli is an ancient town in Jiangsu province of China and home of the Tuisi Garden, a UNESCO World Cultural Heritage site. Under the terms of the agreement, we issued nine million shares of our stock to acquire the interest in CWT Excursion. In addition, we were eligible to acquire an additional 35% interest (or up to 60% majority ownership) in CWT Excursion within the next 12 months. The acquisition of CWT Excursion provided us with the higher margin tourism segment of the travel business.

On September 29, 2006, China Chance Enterprises Limited,(“China Chance”), a wholly owned subsidiary of the Company, entered into a Sale and Purchase Agreement (the “Agreement”) with Wisdom Plus Limited, a limited liability company organized and existing under the laws of the British Virgin Islands (“Wisdom Plus”), pursuant to which China Chance agreed to sell and Wisdom Plus agreed to purchase, all of the outstanding registered shares (the “Shares”) of Rejoice Success Limited, (“Rejoice Success”) an indirect wholly owned subsidiary of the Company. The purchase price for the Shares was $4.0 million, payable in installments in accordance with the schedule set forth in the Agreement. Rejoice Success owns 60% of the outstanding capital stock of General Business Network (Holdings) Ltd., a limited liability company organized under the laws of the Hong Kong SAR of the People’s Republic of China (“Holdings”), Holdings owns 100% of the outstanding capital stock of General (GZ) Business Network Limited, a limited liability company organized under the laws of the People’s Republic of China (“GZ Business”), and GZ Business owns 51% of the outstanding capital stock of New Generation. As a result of the sale, we transferred 30.6% ownership of New Generation to Wisdom Plus and will receive a total of $4.0 million in cash by July 29, 2007.

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

On May 9, 1997, the co-operative joint venture of our Beijing World Trade Center Club was formed initially by Canada Belford Enterprises Ltd. (Belford), a wholly owned company by our ex-CEO Mr. John Hui. On October 10, 1999, Virtual Edge signed an agreement with Belford pursuant to which Belford agreed to transfer its 75% interest in Beijing World Trade Center Club (“Beijing WTC Club”) to Virtual Edge. Beijing WTC Club was engaged in the establishment of the Beijing World Trade Center Club and currently provides and will continue to provide recreation, business center services, communication and information services, product exhibition services, commercial and trading brokerage services to its members. The Beijing World Trade Center Club is located at 2nd Floor, Office Tower II, Landmark Towers Beijing, 8 North Dongsanhuan Road, Beijing, the PRC.

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

•
Business Travel and Related Service. We provide business travel and related services to our business club members through our affiliated New Generation Group of companies which provide business travel services, act as a consolidator of airline tickets and hotel accommodations in China and as an agent for the sale of life and accident insurance in the Guangzhou Province of China. The strategic acquisition of Suzhou Tongli provided the Company with entry into the high margin tourism segment of the travel business

•
Business Value-Added Services. We provide value-added services, including business consulting services, interactive marketing and incentive programs for merchants, financial institutions, telecom operators, and large corporations. In addition to these services, we also plan to provide business consultancy services by focusing on (1) the financial advisory sectors, including market and industrial research and corporate restructuring and planning; (2) developing the international trade dimension of China enterprises and assisting foreign companies to establish their businesses in China; and (3) formulating marketing strategies. A small part of the business value-added services commenced operations in the year 2002 through Virtual Edge Limited, while the majority of these value added services commenced in the last fiscal quarter of 2004.

Our executive office is located at 3rd Floor, Goldlion Digital Network Center, 138 Tiyu Road East, Tianhe, Guangzhou, the PRC 510620.

Our segment revenues are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. In this document, unless otherwise specified, all dollar amounts are expressed in United States Dollars.

China World Trade Corporation
Segment Revenues

Year ended December 31
	2006		2005		2004
	US$	%	US$	%	US$	%
Business Club	712,368	16.4%	894,550	11.4%	551,497	17.8%
Business Travel Services	2,689,139	62.0%	4,983,468	63.6%	1,671,605	54.1%
Business Value-added	927,445	21.4%	1,618,413	20.6%	40,695	1.3%
Others(1)	10,385	0.2%	342,793	4.4%	828,947	26.8%
TOTAL	4,339,337	100.0%	7,839,224	100.0%	3,092,744	100.0%

(1)	Other revenues in year 2004, year 2005 and year 2006 were mostly generated from cattle hide trading business and rental income of our wholly owned properties in Guangzhou and Hong Kong.

Our Corporate Structure

We are a holding company for 11 direct and indirect, majority and wholly-owned subsidiaries that operate businesses in China. We are not an "investment company" as such term is defined in Section 3 of the Investment Company Act of 1940, as amended. Seven of these companies are incorporated under the laws of the British Virgin Islands, one under the laws of Hong Kong, and the remaining 3 in the People’s Republic of China. All of our business operations are located in China. Set forth below is an organizational chart depicting the relationships among our various companies.

•
Business Clubs: We carry out our Business Clubs operations through our subsidiaries Guangzhou World Trade Center Club Limited, Beijing World Trade Center Club, and CEO Clubs China Limited. The Business Clubs commenced operations in August 2002.

•
Business Travel: Our Business Travel operations are managed by New Generation which consists of a group of seven individual companies and Suzhou Tongli International Execursion Development Ltd.. The main revenue streams generated by our Business Travel operations are from the travel agency business and the tourist entrance fee from Tongli.

•
Business Value-Added Services: Our Business Value-Added Services are offered through three of our subsidiaries including (1) Guangzhou World Trade Link Information Service Limited, (2) Creative Idea Enterprise Limited and (3) Virtual Edge. Guangzhou WTC Link Information Service Limited has provided short message service and customer relationship management services since July 2004. Creative Idea Enterprise Limited and Virtual Edge have each provided consultancy services since October 2002. Our consultancy services include the provision of market and industrial research, corporate restructuring and planning; and introduction of potential business affiliations.

The remainder of our revenues are generated from rental income on investment property held by our subsidiary General Business Network (Holdings) Limited. .

[The Remainder of Page Intentionally Left Blank]

China World Trade Corporation

Group Chart (as of Dec 31, 2006)

China World Trade Corporation (Nevada USA)
100%
Virtual Edge Limited (BVI)
100%
China World Trade Corporation (BVI)
100%
China Chance Enterprises Limited (BVI)
100%
Creative Idea Group Limited (BVI)
100%
Rainbow Wish Ltd (BVI)
75%
BJ World Trade Center Club (PRC)
75%
GZ World Trade Center Club Limited (PRC)
51%
CEO Clubs China Limited (HK)
100%
Sinopac Success Ltd (BVI)
100%
June Success Ltd (BVI)
55%
BJ World Trade Full Capital Advisors Inc. (PRC)
25%
CWT International Excursion Investment Ltd. (BVI)
20%
20%
General Business Network (Holdings) Limited (HK)
51%
Suzhou Tongli International Excursion Development Ltd (PRC)
100%
GBN Wealth Management Limited (HK)
100%
Polysend Trading Limited (HK)
100%
General (GZ) Business Network Limited (PRC)
51%
GD New Generation Commercial Management Ltd (PRC)
50.2%
GD Boundless Travel Electronic Tour Service Ltd. (PRC)
60%
GZ Xinyou Foreign Enterprise Service Ltd. (PRC)
60%
GZ HY Travel Service Ltd. (PRC)
50.2%
49.8%
GD Airport Tour Service Ltd (PRC)
90%
GD Airport Hotel Co. Ltd. (PRC)
50.2%
GD New Generation Air Tour Service Ltd. (PRC)
62%
GD Huahao Insurance Agency Ltd. (PRC)

Legend

USA: incorporated in Nevada, United States of America

PRC: incorporated in People's Republic of China

BVI: incorporated in British Virgin Islands

HK: incorporated in Hong Kong

Revenue Derived From Our Businesses

Fiscal 2006: In fiscal 2006, we derived approximately $712,000 in revenues, representing 16.4% of total revenues from our Business Clubs operations; approximately $2,689,000 in revenues, representing 62.0% of total revenues from our Business Travel Services; approximately $927,000 in revenues, representing 21.4% of total revenues from our Business Value-Added Services; and approximately $10,000, representing 0.2% of total revenues from Rental.

The rental properties include:

•
Wholly owned rental property in Hong Kong located at 1209, 12/F., Champion Building, 301-309 Nathan Road, Kowloon, Hong Kong. This property generated $10,385 in revenue for fiscal 2006 and has been indirectly sold upon the disposal of 60% equity holding of General Business Network (Holding) Limited on September 29, 2006.

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

At each Business Club will be a Business Center, which is operated for the benefit of the members and others. While the Business Center’s services are not confined to members of the Business Club, members of the Business Club will enjoy special discounts for the Business Center services and more dedicated support from the staff of the Business Club.

The revenue we have derived from a Business Center comes directly from (1) rental fees of facilities and (2) service fees. We will derive income from the Business Center providing (i) temporary offices, seminar and conference rooms, video conferencing facility, exhibition rooms, interpreters and secretarial services and business consultation services.

Primary Clientele. The main clients of our Guangzhou World Trade Center Club in year 2006 included:

•	Greentree Financial Group (China) Ltd. which accounted for 19% of the total revenue of Guangzhou World Trade Center Club;

•	Mercury Interactive Corporation, which accounted for 11% of the total revenue of Guangzhou World Trade Center Club;

•	Hyperion Solutions Corporation, which accounted for 10% of the total revenue of Guangzhou World Trade Center Club; and

•	Esko-Graphics (Shanghai).Ltd., which accounted for 5% of the total revenue of Guangzhou World Trade Center Club.

Collectively, the above four clients aggregately representing over 45% of the total revenue of Guangzhou World Trade Center Club. These above four clients account for a considerable portion of the total revenue of Guangzhou World Trade Center Club because all of these clients use our “Smart Office” under a fixed term from a one-month period to a 12 month period. We charge each of these clients additional fees for their uses of other facilities, such as teleconferencing, seminar rooms and other electronic equipment. In addition to these four main client, other clients include some international and domestic well-known enterprises, such as Koenig & Bauer AG, Landesk Ltd., Maguire Products Asia Pte., Ltd. etc.

The main clients of our Beijing World Trade Center Club in year 2006 included:

•	AirVana Holdings Inc., which accounted for 14% of the total revenue in 2006;

•	Virgin Atlantic Airway, Ltd., which accounted for 10%of total revenue in 2006;

•	Pegasus Solutions Asia, LLC, which accounted for 9% of the total revenue in 2006; and

•	M.Tech (Shanghai) Co. Ltd..which accounted for 9% of the total revenue in 2006.

Other clients included The Mathworks Inc., Standard Life Assurance Company, and other international companies.

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

Employees. We have 39 employees in our Business Clubs as of December 31, 2006. None of them are parties to any union or collective bargaining agreement.

Governmental Regulation of Business Club Operations in China. The operation of our Business Clubs must conform to the governmental regulations and rules of the Peoples’ Republic of China. The practical effect of the People’s Republic of China legal system on our business operations in China can be viewed from two separate but intertwined considerations:

First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the General Corporation Laws of the state of Nevada in the United States. Similarly, the People’s Republic of China accounting laws mandate accounting practices which are not consistent with US Generally Accepted Accounting Principles. The China accounting laws require that an annual “statutory audit” be performed in accordance with People’s Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People’s Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities, at the risk of business license revocation.

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

Business Plan For Businesses Travel Services

We engaged in the businesses travel services through our indirect 51% ownership of the New Generation Group of companies and our indirect 12.8% ownership of SuzhouTongli. On September 29, 2006, management made a decision to sell 60% of our equity holding of General Business Network (Holdings) Ltd., which holds 51% of the outstanding capital stock of New Generation. As a matter of fact, New Generation became one of our associated companies since the disposal of 60% equity holding of General Business Network (Holding) Ltd. New Generation has seven operating subsidiaries in Southern China through which it operates these businesses. We believe that the equity holding on both Tongli and New Generation will allow us to participate in a fast growing travel and tourism industry in China, which are set forth below, although there can be no assurances that we will be able to capitalize on them.

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

Suzhou Tongli’s Business Travel Services.  Suzhou Tongli is the sole tourism operator and planner of all scenic sites in Tongli Town of Suzhou Province, China, including the Retreat and Reflection (Tuisi) Garden which is recognized as one of the UNESCO World Heritage sites. In additional to having entrance tickets operations rights for Tongli scenic destinations, Suzhou Tongli is working with the government of Tongli to implement tourism programs and to construct service facilities to expand the town’s reputation as the best ancient water village travel destination.

The redeployment of our investment into Suzhou Tongli ensures that the Company will establish an exclusive foothold into a growing and high-end travel market. At present, the revenue of Suzhou Tongli mainly comes from traditional sightseeing entrance tickets, and, in connection therewith, Suzhou Tongli owns the entrance tickets operation rights for 12 scenic spots in Tongli, which include 3 exclusively operated scenic spots and 9 collaboratively operated scenic spots. Besides generating revenues from traditional sightseeing entrance ticketing, the Company endeavours to develop new tourism revenues from a combination of participative tourism programs, leisure tourism, extended vacation tourism, value-added business travel and so on. This new tourism revenue model will extend the Company’s traditional ticket source of revenues to a more comprehensive tourism revenue source which integrates various tourism programs.

Tongli Town is located in Wujiang city, within Jiangsu Province, on the eastern border of China near Shanghai. Well-developed water, land, and air transportation means that Tongli is easily accessible to other major cities, such as Shanghai, Suzhou and Hangzhou. Tongli is surrounded by rivers and lakes and is divided into 15 islands by more than 10 river courses, connected by more than 40 different ancient bridges built at different times, forming the streets going along-side the rivers, creating an interlinked pattern between roads and bridges. The bridges are considered to be Tongli’s signature architectural highlights.

Tongli Town is located at the central area of the Yantze River Delta, which consists of Shanghai, Zhejiang and Jiangsu. The Yantze River Delta is one of the fastest growing districts in China from an economic stand point.. The strong economy in the Yangtze River Delta produces strong demand for tourism and purchasing power in the tourists. For example, Jiangsu province has population of 743.25 million with average GDP per person of US$2,524, compared to China’s urban disposable income of its citizens of US$ 1,294 in 2004. Of the total employees in the Jiangsu province, approximately 10% work in the tourism industry. The average traveling expense in China increased approximately 50% compared with that in 2005.

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

In terms of domestic tourism spending in 2006, the approximately RMB583 billion (US$ 74.7 billion) travel industry in China is large and growing rapidly. We expect the industry to continue to experience rapid growth as China’s economy continues to develop. Travel and tourism in China is characterized by a highly fragmented and inefficient travel service sector due to many factors, including the lack of consolidated hotel ownership, the lack of a centralized hotel reservation system, the localized nature of travel agencies and a dual regulatory regime. We believe that the fragmented nature of the travel market in China will create increasing demand for central reservation platforms such as our own capable of consolidating a wide range of travel information and negotiating favorable terms with travel suppliers on the basis of scale from our aggregated demand.

According to the China National Tourism Administration, as of the end of 2005, China had more than 16,800 travel agencies. As the requirements of travelers become more complex, we believe that these local agencies, which had been accustomed to providing services using state-owned travel suppliers, have been increasingly unable to respond to the changing needs of business and leisure travelers in China. In addition, the development of China’s tourism infrastructure has resulted in an increasing number of travelers who choose to engage in leisure travel without the constraints inherent in packaged group tours. These frequent independent travelers, or FITs, represent a key segment of the growing travel industry in China that we seek to serve.

The increasing accessibility of the Internet in China creates a foundation for new markets and opportunities, providing the ability to bring together a large number of segmented suppliers and customers in a highly fragmented travel industry. We believe that we are well positioned to benefit from these trends in China’s travel industry.

According to market data from CEIC Data Company Ltd., the frequent independent traveler, or FIT, segment of travelers grew at an approximately 10.3% compound annual growth rate from 2005 to 2006 and is the largest growing group of travelers in China. FITs are defined as travelers who do not travel with tour groups and who require flexibility in the selection of accommodations and transportation. FITs are typically more sophisticated urban dwellers who value customized experiences. We expect that as Chinese travelers become wealthier and more experienced with leisure travel, the appeal of traditional tours will become less important than the ability to arrange one’s own schedule.

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

Hotel reservation system. According to the Year Book of China Tourism Statistics 2006, as of December 31, 2005, China had 11,828 star hotels, which includes 4,291 three-star hotels, 1,146 four-star hotels and 281 five-star hotels. Hotels in China are generally run independently and are not part of large chains. The largest hotel chains in China are small relative to the larger hotel chains in the United States. There is no industry wide electronic reservation infrastructure similar to that available in the United States and parts of Europe.

There is no national distribution system for hotel rooms in China. Travel agents generally have to negotiate room availability and rates with the hotel each time they make a booking. Hotel suppliers in China are not able to benefit from an efficient distribution system that is managed by a centralized process. Until recently, travelers in China did not have access to comprehensive hotel information or a central location for bookings. Instead, travelers in China are still mainly interacting through walk-in room reservations, direct call-in reservations, business conventions and traditional travel agency bookings. There are some business operators, such as CTRIP and E-Long, developing centralized hotel booking platforms in China by utilizing scalable information technology platforms. At present, 70% transactions of CTRIP have been done through telephone with the remaining 30% mainly fulfilled online.

In the on-line travel business, packaging air tickets with hotel rooms is increasingly popular for it reduces customers’ sensitivity on prices and the profit margin appears higher than the traditional method of providing ticketing and hotel booking separately. For Chinese companies conducting this business model, like CTRIP and eLong, hotel booking is the dominant source for revenues. In 2006, CTRIP derived $61,000,000 from hotel booking business, 57% of its total revenues. Air ticketing contributed 36.4% ($39,000,000) in the same year. (Source: CTRIP Annual Report 2006). While in other countries where the “ticket + hotel room” model is more mature, air ticketing usually contributes to a larger portion of total revenues. Unlike either case, New Generation has been largely relying on air ticketing since its inception. For the year ended December 31, 2006, the revenue from air ticketing was about $2,440,000, representing 69.5% of its total revenues. For the nine months ended September 30, 2006, the revenue from air ticketing was $1,850,000, representing 68.9% of its total revenues. New Generation ceased to be a subsidiary of China World Trade Corporation on September 29, 2006 as mentioned in Business Plan For Business Travel Services paragraph on p.15.

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

Suzhou Tongli. The strengths of Tongli lie in its convenient traffic, deep cultural accumulation, rich sightseeing resources, and well-known public fame. Tongli is the only ancient town which contains a World Cultural Heritage - Tuisi Garden. Tongli is the only ancient town integrating the World Cultural Heritage and township lifestyle. Besides, Tongli is the only ancient town acquiring the title of Top 10 Charming Chinese Towns in Jiangsu Province. Special strengths of Tongli comparing with other ancient towns include:(1) National AAAA tourism site; (2) The only provincial culturally protected town in Zhengsu province; (3) 2005 National-Charm famous town; (4) Museum of Ming’s and Qing’s architectures; (5) World Cultural Heritage -- Tuisi Garden ; and (6) Being named as “Natural studio” by National Movie Association as a film base.

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

Opportunity For Growth. We expect the travel and tourism industry in China to continue to grow rapidly as China’s economy continues to expand. China’s travel service industry is fragmented and inefficient. This fragmentation creates a market opportunity for our centralized reservation system for air-ticketing and hotel reservations, which offers comprehensive information and favorable terms negotiated with travel service suppliers across China who are offered economies of scale from our aggregated demand, although the margin is very low.

Business Strategy for Travel Services. Our goal is to establish an exclusive foothold into a growing and high-end business travel market. It allowed us to enter into the high margin tourism segment of the travel business that contains a high entry barrier. We will re-focus our travel-related business services from low margin tourism segment, such as air ticketing to a high margin tourism segment, such as scenic site management with the co-operation and support from local government to become the leading management provider of travel services in China. We seek to achieve revenue and earnings growth by pursuing the following key business strategies:

Strengthen brand awareness and marketing. We seek to strengthen consumer awareness of our brand by pursuing an aggressive marketing strategy based on online and traditional media advertising. We seek to encourage consumer conversion and the use of our services through segment-based marketing, targeted promotions and focused telemarketing efforts.

We also seek to promote the awareness of our brand, including Suzhou Tongli, and increase our penetration among our target customers by leveraging the customer bases of other leading businesses and customer service companies, by (i) increasing advertising using publications such as company brochures and magazines; (ii) cooperating with commercial banks for them to offer co-branded credit cards; and (iii) entering into arrangements with major airlines in China, such as China Southern Airlines, under which travel booking inquiries are directed from their service hotlines to us.

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

We believe that the extensive network resources based on air-ticketing, IT platform and strategic alliances with other product and service providers will be converted to our advantage, and that competitors will find them difficult to imitate.

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

Business Consultancy Services. Our consultancy services are focused in two areas. First, we provide consultancy services in the financial advisory sector including mergers and acquisitions advisory services, corporate restructuring advisory services and corporate finance advisory services. A specialty niche has been to consult with and advise local PRC companies in seeking foreign capital for their expansion programs.

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

BJ World Trade Full Capital Advisors Inc. Our 55% equity holding subsidiary BJ World Trade Full Capital Advisors Inc. (BWTFCA) is a consulting group with global vision providing business consultancy services for domestic and foreign companies by taking advantage of its own rich business resources, good relationship with governments, expertise and experience in running business at home and abroad. The major services include governance consultancy and international marketing.

Incentive Programs - In April 2003, Guangzhou World Trade Center Club Limited (“Guangzhou WTC Limited”), a 75% indirectly owned subsidiary of us, entered into an agreement with the Agricultural Bank of China providing for the introduction of a co-branded credit card. Pursuant to the agreement, Guangzhou WTC Limited is entitled to 15% of processing fees obtained in connection with the issuance of the credit card, with such amount increasing to 20% once the number of cards issued exceeds 10,000. The agreement is for a term of four years, subject to automatic extension for an additional four year term, unless terminated on two months’ prior notice.

In order to enhance the value and attraction of the co-brand credit card, Guangzhou World Trade Center Club Limited, formed in 2004 has implemented efforts to recruit merchants that will provide discounts of goods and services to the members of the co-brand credit card, and, as such, has become an aggregator for discount merchants. This program is still in development and has been tested out with a limited number of consumers and business associates. It has not been fully rolled out to consumers. There is a substantial risk that the Company will terminate this program due to an unforeseen adverse business environment.

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

Strategic Investments. We expand our business activities through strategic investments in companies which will directly or indirectly contribute positively to our overall revenues or profits. Strategic ventures which have no positive operation effect with our business or have a negative impact on our cash flow will not be initially considered. A group of business entities or an entity that will enable us to experience intrinsic growth will be considered, especially if they will enable us to evolve into a conglomerate in the Chinese business environment. The Suzhou Tongli acquisition is an example of a major strategic investment by us. By acquiring Suzhou Tongli, we can establish an exclusive foothold into a growing and high-end business travel market, which was parallel to New Generation acquisition in 2004 as low-stream travel business while the Suzhou Tongli is classified as upper-stream travel business.

Employees. We currently have 11 employees in our Value-Added Services division. We believe our future success will depend in large part upon the continued service of our technical and senior management personnel and our ability to attract and retain technical and managerial personnel. There can be no assurance that we will retain our key technical and managerial employees or that we can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. None of our employees are subject to any collective bargaining agreements.

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

Pursuant to the Share Exchange Agreement dated December 17, 2002, entered into by us and Mr. William Chi Hung Tsang, we acquired the entire issued share capital of General Business Network, which owned two commercial properties, one located at 20/F, Goldlion Digital Network Center, Unit 01-10, 138 Tiyu Road East, Tianhe, Guangzhou, the PRC (the “PRC Property”) and the other at Flat B, 12/F, Champion Center, 301-309 Nathan Road, Hong Kong (the “Hong Kong Property”). The PRC Property was sold in May 2005 for approximately $2,460,000. The Hong Kong Property was sold together with the disposal of Rejoice Success Limited on September 29, 2006 after an account of rental income of $10,385 (HK$81,000).

Our Hong Kong office is located Unit A, 5/F., Goldlion Holdings Centre, 13-15 Yuen Shun Circuit, Siu Lek Yue, Shatin, NT, Hong Kong. The office is held pursuant to a lease from Renard Investments Limited which provides for an aggregate monthly rental of HKD26,950 (or US$3,455). The lease runs from February 1, 2006 to January 31, 2008.

Item 3. Legal Proceedings

We are not aware of any pending or threatened legal proceedings, other than as set forth below, in which we are involved. In addition, we are not aware of any pending or threatened legal proceedings in which entities affiliated with our officers, directors or beneficial owners are involved.

On December 10, 2004, Kenneth P. Silverman, Esq., as Trustee for the Estate of Chief Executive Officers Clubs, Inc. (the “Trustee”), filed a Complaint against CEO Clubs China Limited, China World Trade Corporation, Simon Guo and J.P. Li (the “Complaint”), which commenced an Adversary Proceeding relating to a Chapter 7 bankruptcy case pending in the U.S. Bankruptcy Court for the Southern District of New York, captioned as In Re: Chief Executive Officers Clubs, Inc., Debtor. The Complaint alleges, among other things, that certain assets of the Chief Executive Officers Clubs, Inc. bankruptcy estate were transferred to our Company in violation of Section 549 of the Bankruptcy Code. It requests that the Bankruptcy Court order, among other things, a return of such assets by our Company and/or seeks a judgment against us in the amount of not less than US$480,000.

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

We have engaged counsel and are vigorously defending the Adversary Proceeding. We filed a Motion To Dismiss which was heard on March 22, 2005, and the judge ruled in favor of the Trustee by refusing to dismiss the case at this preliminary stage of the proceedings. Notwithstanding that decision, our primary defense is that we purchased the stock of CEO Clubs China, and did not acquire any assets of the Chief Executive Officers Clubs, Inc. bankruptcy estate. On March 3, 2007, we were informed that the Trustee has made a Motion to have a settlement to be approved by the Court. We believe that this defense will be meritorious should the matter ever come to trial.

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

		High (1)	Low

2006	First Quarter	$2.66	$1.90
	Second Quarter	$2.82	$1.12
	Third Quarter	$1.31	$0.65.
	Fourth Quarter	$0.68	$0.20

2005	First Quarter	$2.66	$1.90
	Second Quarter	$3.25	$1.80
	Third Quarter	$2.56	$1.89
	Fourth Quarter	$2.10	$1.31

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

As a result of a share exchange agreement dated September 25, 2006 entered into between the Company and Mr. William Chi Hung Tsang, we issued 9,000,000 shares of common stock in exchange of 25% share capital of CWT International Excurtion Investment Limited

As of December 31, 2006, there were 85 holders of record of 43,865,923 outstanding shares of common stock of the Company, not including approximately 5,000 holders of our shares in street name.

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

Shares Eligible for Future Sale

Upon successful filing with the commission of a Registration Statement on Form SB-2, the 16,981,717 shares of common stock sold in this offering will be freely tradable without restrictions under the Securities Act of 1933, except for any shares held by our "affiliates", which will be restricted by the resale limitations of Rule 144 under the Securities Act of 1933.

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

Changes of Equity Securities During Period Covered By Report

On April 27, 2006, the Company issued 280,000 shares to Grace Motion Inc. for consulting services provided which included a due diligence report on a target project in China; a financial modeling report on the target,; and providing advice on any possible change of the structure in order to enhance the profitability of the target project. We relied on an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended, in connection with this issuance.

On April 27, 2006, the Company issued 117,000 shares to Mr. Andy Lau for consulting services included information technology and technical framework and infrastructure for information technology in China. We relied on an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended, in connsection with this issuance.

On August 15, 2006 we issued 800,000 shares of common stock to Greentree Financial Group, Inc. for consulting services which included (a) assistance in the preparation of private offering documents, (b) compliance with Blue Sky regulations, (c) compliance with the SEC's periodic reporting requirements, (d) tax and accounting services, (e) EDGAR services, (f) preparation of interim financial information, (g) locating product vendors and (h) other consulting services. We relied on an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with this issuance.

On September 25, 2006, the Company entered into a Share Exchange Agreement (the “Agreement”) with Rainbow Wish Limited, a company organized and existing under the laws of the British Virgin Islands and a wholly owned subsidiary of the Company (“Rainbow Wish”), CWT International Excursion Investment Limited, a company organized and existing under the laws of the British Virgin Islands (“CWT Excursion”), and Chi Hung Tsang (“Tsang”), the Chairman of the Company and holder of sixty percent (60%) of the capital stock of CWT Excursion, Pursuant to the terms of the Agreement, the Company issued 9,000,000 shares of common stock to Tsang in exchange for the transfer by Tsang of twenty-five (25) common shares of CWT Excursion (the “CWT Excursion Shares”) to Rainbow Wish, representing a 25% equity interest in CWT Excursion. We relied on an exemption from registration provided by Regulation S under the Securities Act of 1933, as amended, in connection with the issuance of shares to Tsang.

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

OVERVIEW

We were incorporated in the State of Nevada in 1998 to engage in any lawful corporate undertaking. Initially, our business objective was to open and operate business clubs in the major cities of China in association with the World Trade Center Association in order to position ourselves as the platform to facilitate trade between China and the world market. We currently operate two clubs, one in Guangzhou and the other in Beijing, PRC. Additionally, we expect to open clubs in Shanghai and Shenzhen, PRC in the foreseeable future. We have grown through acquisitions and internal growth and our business objectives have expanded as set forth in the following paragraphs.

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

Since the completion of the acquisition of majority stake of Guangdong New Generation Commercial Management Limited (the “New Generation Group” or “New Generation”) in August 2004, the Business Travel Services division has provided the necessary platform for China World Trade Corporation to focus on the high growth, travel related businesses. Although New Generation has contributed most of the revenue for the Company since the acquisition, the management of the Company, after careful monitoring the industry for a period of time, noticed that the profit margin of air-ticketing business is diminishing because of the continuous higher fuel price and additional cost associated into it, not to mentioned the foreseeable huge increasing cost on manpower in China because of its improving living standards. The management made a decision on September 29, 2006 to sell 60% of our equity holding on General Business Networks (Holdings) Limited which holds 51% of the outstanding capital stock of Guangdong New Generation Commercial Management Limited. In order to diversify our interest in business related travel services, the management acquired Tongli on September 25, 2006. This strategic acquisition is believed to provide the Company with entry into the high margin tourism segment of the travel business because Tongli town is quickly becoming one of the most popular domestic and international tourist destinations in China with strong tourism, business travel growth opportunities in the region,

The Business Value-Added Services division concentrates on value-added services of merchant related businesses as well as on consultancy services. Our Company will leverage the network and database of the Business Clubs, New Generation and Tongli to provide business related services to its clients. In addition, this division also provides consultancy services to China World Trade's members and clients in the corporate strategy and business development areas including mergers and acquisitions, corporate restructuring and financing.

RESULTS OF OPERATIONS

The following table shows the financial data of the consolidated statements of operations of the Company and its subsidiaries for the years ended December 2006 and 2005. The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

	Year Ended	% of	Year Ended	% of
	Dec. 31	Revenue	Dec. 31	Revenue
	2006		2005
(In US$ thousands except per share data)
Operating revenues
Club and business centre	712	16.4	895	11.4
Business traveling services	2,689	62.0	4,983	63.6
Business value-added services	928	21.4	1,618	20.6
Others	10	0.2	343	4.4
Total operating revenues	4,339	100.0	7,839	100.0

Gross profit
Club and business centre	675	15.6	735	9.4
Business traveling services	2,167	49.9	4,256	54.3
Business value-added services	927	21.4	(895)	(11.4)
Others	10	0.2	124	1.6
Total Gross Profit	3,779	87.1	4,220	53.8

Other expenses
Bad debts	(28)	(0.7)	0	0.0
Impairment loss and depreciation	(319)	(7.3)	(342)	(4.4)
Selling, general and administrative expenses	(8,041)	(185.3)	(9,168)	(116.9)
Loss From Operations	(4,609)	(106.2)	(5,290)	(67.5)

Non-operating income (expense)
Other income	44	1.0	42	0.5
Interest income	38	0.9	28	0.4
Interest expense	(209)	(4.8)	(136)	(1.7)
Equity in earnings of affiliates	(180)	(4.2)	0	0.0
Impairment loss on investment in an affiliate	(2,140)	(49.3)	0	0.0
Gain (loss) on disposal of interest in a subsidiary	(3,211)	(74.0)	86	1.1
Loss on disposal of dormant subsidiaries	(321)	(7.4)	0	0.0
Realized gain on disposal of available-for-sale securities	46	1.1	6,080	77.6
Loss on disposal of property, plant and equipment	(9)	(0.2)	(255)	(3.2)

Profit/(loss) before income tax and minority interests	(10,551)	(243.1)	555	7.1
Income tax expense	(103)	(2.4)	(254)	(3.2)

Profit/(loss) before minority interests	(10,654)	(245.5)	301	3.8
Minority interests	563	13.0	(283)	(3.6)
Net income/(loss)	(10,091)	(232.5)	18	0.2

Earnings (loss) per share
Basic	(0.29)		0.00
Diluted	(0.29)		0.00

FISCAL YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005.

OPERATING REVENUE

The Company has started to recruit members, and to provide club and business center services through its subsidiary Guangzhou World Trade Center Club located in Guangdong Province, the PRC since June 2002, business value-added services and others business through other subsidiaries of the Company since March 2003. We have commenced our operation in the business travel business since our acquisition of New Generation in August 2004. Investment in listed shares and rental incomes are grouped under others operating revenues and others gross profit. Consolidated operating revenue for the twelve-month period ended December 31, 2006 was $4,339,000, compared to $7,839,000 for the same corresponding period in year 2005, a decrease of $3,500,000 or 44.6%. The decrease was mainly the result of the decrease in revenue generated from business travel services; club and business center; the business value-added services and rental incomes.

Of the $4,339,000 revenue in the twelve-month period ended December 31, 2006, approximately $712,000 (16.4%) was generated from providing club related services by Guangzhou World Trade Center Club and Beijing World Trade Center Club, $2,689,000 (62.0%) from business travel services resulting from the acquisition of the New Generation Group, $928,000 (21.4%) from business value-added services, and the remaining $10,000 (or 0.2%) from rental income. The disposal of 60% of our equity holding of General Business Network (Holdings) Limited (“GBN”), which held a 51% equity interest in New Generation, has significantly reduced our operating revenues. Since the disposal was effective on September 29, 2006, only 9 months of operating revenues from New Generation were consolidated into our results of operations.

Consolidated gross profit decreased by $441,000 or 10.4% for the twelve-month period ended December 31, 2006 over the same corresponding period in year 2005. The decrease was predominantly caused by our business travel services resulting from the disposal of 60% of our equity holdings of GBN and New Generation in September 2006 and our club and business center services. Such a decrease was partially offset by the increase in the business value-added services. As a percentage of total operating revenues, consolidated gross profit margins of 87.1% in 2006 increased from 53.8% in 2005. However, the higher profit margin as a percent of operating revenues for the year ended December 31, 2006 as compared to the same corresponding period in 2005 was primarily contributed by the positive margin from our business value-added services as well as the increased profit margin in our club and business centre. We received common stock as compensation from the client for our services rendered. According to EITF Issue No. 00-8, we recognize our revenue in relation to a project using the share price of the common stock we received on the contract date. Subsequently, we subcontracted part of the services of the same project to an independent consultant at a later date and according to FAS 123, paragraph 8, we needed to record the compensation paid to non-employees in exchange of goods and services at fair value. The positive gross profit margin for the year ended December 31, 2006 of our consulting business was the result of the timing difference between the dates of the contract with our client and the subcontracting during an upward trend of the share prices of the common stock we received for services rendered.

Of the $3,779,000 total gross profit for the year ended December 31, 2006, approximately $675,000 (or 17.9%) was generated from providing club and business center services, approximately $2,167,000 (or 57.3%) from business travel services, approximately $927,000 (or 24.5%) from providing business value-added services, and approximately $10,000 (or 0.3%) from rental income. As compared to the same corresponding period in year 2005, the club and business center services represented a 17.4% (or $735,000) of the total gross profit; 100.8% (or $4,256,000) was generated from the business travel business; a negative 21.2% (or $895,000) from providing business value-added services; and the remaining 2.9% (or $124,000) from other (rental and trading) businesses. The shift in segmental distribution was primarily due to the increase in gross profit in the business value-added services, resulting from the services fee renders from our clients. We foresee that this segment mix will continue to change and balance out in year 2007 upon further development in the club and business centre business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by approximately $1,127,000 or 12.3% to $8,041,000 for the year ended December 31, 2006 from $9,168,000 for the same corresponding period in 2005. The decrease was mainly a combination of the decrease in the subcontract fee resulting from our consulting business in the amount of approximately $1,200,000, the decrease in general expense of $1,000,000 incurred from disposed New Generation which accounted for 9 months and offset by the increase in other professional fees and marketing and information and technology in the total amount of approximately $1,000,000,.

Of the $8,041,000 selling, general and administrative expenses incurred for the year ended December 31, 2006, the majority of it was approximately $1,524,000 in staff related costs; approximately $1,660,000 in professional expenses in  financial consultancy, investor relations and marketing consultancy; approximately $847,0000 in building management and rental expenses which were necessary for the operations of our world trade centre clubs in Guangzhou and Beijing; approximately $254,000 in director related salaries; approximately $211,000 in the expenses of liquidated damage. Despite the management expects this decreasing trend will likely continue subsequent to the disposal of 60% of our equity interest in GBN and New Generation, they will continue to impose respective measures for trimming costs.

BAD DEBTS, IMPAIRMENT LOSS AND DEPRECIATION

A provision for bad debt of approximately $28,000 for the year ended December 31, 2006, as compared to none for the same corresponding period in year 2005. Total impairment loss and depreciation were approximately $319,000 for the year ended December 31, 2006, as compared to the same corresponding period in year 2005, a decrease of $23,000 or 6.7% from $342,000. The decrease was mainly due to the decrease in depreciation and amortization charge in the amount of approximately $23,000 over the corresponding period in year 2005.

FINANCIAL INCOME/(EXPENSES), NET

Interest expenses were approximately $209,000 for the year ended December 31, 2006, as compared to the same corresponding period in year 2005 in the amount of $136,000, an increase of $73,000 or 53.7%. The majority of the increase was the result of consolidating the interest expenses incurred by the New Generation during the period from Janauary 1 to September 29, 2006 in relation to an increased bank loan in the amount of approximately RMB12,250,000 (approximately equals US$1.5 million) to RMB31,250,000 (approximately equals to US$3.9 million) immediately before disposal of 60% of our equity holding of GBN and New Generation on September 29, 2006,.

OTHER INCOME AND REALIZED GAIN

The other income and realized gain decreased by approximately $6,032,000 for the year ended December 31, 2006. The decrease was the result of the reduction on disposal of securities during the reporting period which we received as compensation for our consultancy services rendered. These securities may be sold only when earned under the respective consulting agreements, and it is our intention to sell shares earned as promptly as practicable in order to generate income for the company, subject to compliance with federal securities laws.

LOSS ON DISPOSAL OF INTEREST IN A SUBSIDIARY

Loss on disposal of interest in a subsidiary recorded at approximately $3,211,000 for the year ended December 31, 2006 compared to a gain of $86,000 none for the same corresponding period in year 2005. The loss resulted from the disposal of 60% of our equity holdings in our subsidiary GBN, which is the holding company of New Generation.

IMPAIRMENT LOSS ON INVESTMENT IN AN AFFILIATE

Impairment loss on investment in an affiliate was recorded at approximately $2,140,000 for the year ended December 31, 2006 compared to none for the same corresponding period in year 2005. The loss resulted from the difference between the investment cost and the carrying value on our disposed affiliate.

LOSS ON DISPOSAL OF LEASEHOLD LAND AND BUILDING

The loss on disposal of leasehold land and building decreased by approximately $246,000 to $9,000 for the year ended December 31, 2006, as compared to approximately $255,000 for the same corresponding period in year 2005. The decrease in loss was primarily due to that there is no payment of PRC tax and levy resulting from the disposal of our Guangzhou property for the year ended December 31, 2006, which occurred only for the year ended December 31, 2005.

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

Income taxes were $103,000 for the year end December 31, 2006, as compared to US$254,000 for the same corresponding period in year 2005. The decrease of income taxes was mainly from the operation of New Generation.

NET LOSS

Net loss was approximately $10,091,000 for the year ended December 31, 2006, as compared to the same corresponding period in year 2005, a decrease of $10,108,000 or 56,155.6% from a profit of $18,000. The increase in net loss was the result of the recognition of the impairment loss on disposal of interest in a subsidiary and the impairment loss on investment in an affiliate. The loss was also the result of the decrease of net gain from the disposal of securities which were received for compensation of our consultancy services. Management believes that our operations will continue to improve and we do not foresee a trend of losses.

LIQUIDITY AND CAPITAL RESOURCES

Upon disposal of 60% of our equity interest in our former subsidiary, General Business Network (Holdings) Ltd. (“GBN”), on September 29, 2006, we no longer had any banking facilities and outstanding lines of credit as of December 31, 2006.

However, during the nine months period from January 1 to September 29, 2006, we had banking facilities, through our former subsidiary New Generation Commercial Management Ltd., granted in the total amount of approximately $4.2 million, of which approximately $3.9 million had been utilized as of September 29, 2006. These facilities relate to $4.2 million in a short term loan with pledged deposits of $247,000. The weighted average interest rate for these facilities is about 6.635% per annum. These banking facilities, related to a bank loan and pledged deposit and have been disposed indirectly upon the disposal of GBN on September 29, 2006 as mentioned above.

As of December 31, 2006, cash and cash equivalents totaled $107,144. This cash position was the result of a combination of net cash provided by financing activities in the amount of $3,087,415, offsetting by net cash used in investing activities in the amount of $1,875,448 and the net cash used in operating activities in the amount of $4,339,686. The increase in financing activities was mainly due to the increase in the proceeds of additional bank loan of $2,037,716, offsetting by a repayment of $524,866 during the 9 months period from January 1 to September 29, 2006, through our previous subsidiary New Generation, and the advance from a shareholder of $1,529,565. The net cash used in investing activities was mainly due to the disposal of a subsidiary of $1,253,749, acquisition of a subsidiary amount to $394,641 and the acquisition of property, plant and equipment of $406,267. The net cash used in operating activities was mainly the result from the net loss of $10,090,975, increase in account receivables of $1,002,201 and increase in due from related companies of $1,156,351 offsetting by loss on disposal of a subsidiary $3,210,538 and impairment loss on investment in an affiliate $2,140,359; and the stock, option and warrants issued for services amount to $1,391,977.

We believe that the level of financial resources is a significant factor for our future development and accordingly may choose at any time to raise capital through private debt or equity financing to strengthen its financial position, facilitate growth and provide us with additional flexibility to take advantage of business opportunities.

The Company has taken the position that its earlier filing with the Commission of a Registration Statement on Form SB-2 covering the proposed sale in a secondary offering of $30.0 million of Registrable Securities pursuant to a Standby Equity Distribution Agreement, and the proposed sale of other securities pursuant to a Securities Purchase Agreement dated August 26, 2004, has been terminated as a result of the failure of such registration statement to be declared effective by the Commission after the filing of a sixth and final amendment on February 3, 2006. We do not have immediate plans to have a public offering of our common stock.

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

The purchase price will be paid by 4 installments from September 30, 2006 to July 29, 2007 in cash or shares of common stock issued by any Pink Sheet companies or OTCBB companies in lieu of the consideration. The amount of share certificates shall be agreed by both parties in a separate agreement.

While cash of US$100,000 had been received as of December 31, 2006, the second payment of cash of $900,000 was received on February 8, 2007 in accordance with the Agreement with the following schedules: US$100,000 to be paid on September 30, 2006; US$900,000 to be paid on January 29, 2007; US$1,000,000 to be paid on April 29, 2007; and US$2,000,000 to be paid on July 29, 2007. As of the date of issuance of this report, total cash of US$1,000,000 had been duly received in accordance with the Agreement.

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

CWT Excursion was incorporated on March 22, 2006, and is the owner of 51% of the equity interest in a joint venture company known as Suzhou Tongli (International) Excursion Development Limited, which is a company organized and existing under the laws of the People’s Republic of China (“Suzhou Tongli”). Suzhou Tongli is in the business of operating tourist concessions in Tongli Town, Suzhou City, Jiangsu Province, People’s Republic of China.

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

Item 7.  Financial Statements

The information required by this Item is located following the signature page and exhibits of this annual report.

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
China World Trade Corporation

We have audited the accompanying consolidated balance sheet of China World Trade Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years ending December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Group is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Group’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China World Trade Corporation and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the years ending December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations during the year, despite having a positive working capital, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC

Certified Public Accountants

Salt Lake City, Utah, USA
April 16, 2007

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET (Expressed in United States Dollar (“US$”), except for per share data)

		December 31, 2006

ASSETS	Note
Current assets:
Cash and cash equivalents		$107,144
Accounts receivable, net	8	6,160
Prepayments		250,648
Other current assets		28,586
Disposal consideration receivable	10	3,900,000
Rental and other deposits	9	255,314
Due from affiliate company	11 (c)	25,163

Total Current Assets		4,573,015

Property, Plant and Equipment:
Property, plant and equipment, net	15	65,714
Investment in affiliate companies	6	8,894,492

Total Assets		$13,533,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$12,412
Accrued expenses		625,518
Due to a shareholder	19	1,679,225
Due to related companies	11 (e)	51,282
Deferred income		5,096
Other current liabilities		148,782
Total Current Liabilities		2,522,315

Total Liabilities		2,522,315

Minority interest in consolidated subsidiaries		17,606

Commitments and contingencies (Note 29)

STOCKHOLDERS’ EQUITY

Preferred stock, par value of US$0.001;
10,000,000 shares authorized, none issued or outstanding		-
Common stock, par value of US$0.001; 50,000,000 shares authorized, 43,865,923 shares issued and outstanding as of December 31, 2006	22	43,866
Additional paid-in capital		39,054,982
Statutory reserves		-
Accumulated other comprehensive income		59,462
Accumulated deficit		(28,165,010)

Total Stockholders’ Equity		10,993,300

Total Liabilities and Stockholders’ Equity		$13,533,221

See accompanying notes to consolidated financial statements.

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Expressed in United States Dollar (“US$”), except for per share data)

		Year Ended
		December 31
	Note	2006	2005
Operating revenues
Club and business centre	2 (k)	$712,368	$894,550
Business traveling services		2,689,139	4,983,468
Business value-added services		927,445	1,618,413
Rental		10,385	221,699
Trading and others		0	121,094
		4,339,337	7,839,224

Operating costs and expenses
Club and business centre		(37,118)	(159,742)
Business traveling services		(522,610)	(727,089)
Business value-added services		(252)	(2,513,523)
Rental		-	(98,762)
Trading and others		-	(119,767)
		(559,980)	(3,618,883)
GROSS PROFIT		3,779,357	4,220,341

Other expenses
Depreciation and amortization		(274,439)	(303,797)
Bad debts		(28,217)	-
Impairment losses on current assets		(44,136)	-
Impairment of property, plant and equipment		-	(38,598)
Selling, general and administrative expenses		(8,041,684)	(9,167,728)
		(8,388,476)	(9,510,123)
Loss from operations		(4,609,119)	(5,289,782)
Non-operating income (expense)
Other income		44,735	42,581
Interest income		37,751	28,171
Interest expense		(209,099)	(136,426)
Equity in earnings of affiliates		(180,175)	-
Impairment loss on investment in an affiliate	5	(2,140,359)	-
Gain (loss) on disposal of interest in a subsidiary	4	(3,210,538)	85,854
Loss on disposal of dormant subsidiaries		(321,185)	-
Realized gain on disposal of available-for-sale securities		46,000	6,079,960
Loss on disposal of property, plant and equipment		(9,395)	(254,740)

Profit/(loss) before income tax and minority interests		(10,551,384)	555,618
Income tax expense	7	(103,037)	(254,419)

Profit/(loss) before minority interests		(10,654,421)	301,199
Minority interests		563,446	(282,975)
Net income/(loss)		$(10,090,975)	$18,224

Per share data:		(10,090,975)	18,224
Earnings (loss) per share
Basic	2(v)	(0.29)	0.00
Diluted	2(v)	(0.29)	0.00

Weighted average number of shares outstanding
Basic		35,252,090	31,154,526
Diluted		35,252,090	31,154,526

Net income/(loss)		$(10,090,975)	$18,224
Other comprehensive income (loss):
Unrealized gains on available-for-sale securities
Unrealized holding gain (loss) arising during the year		(1,108,375)	751,250
Less: Reclassification adjustment for gains or losses included in net profit (loss)		357,125
Foreign currency translation adjustments		35,472	23,990

Comprehensive income (loss)		$(10,806,753)	$793,464

See accompanying notes to consolidated financial statements.

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY (Expressed in United States Dollar (“US$”), except per share data)

			Common stock
	Note		No. of shares	Amount issued	Additional paid in capital	Accumulated other comprehensive income (loss)	Statutory reserves	Accumulated deficit	Total
Balance as of January 1, 2005			30,889,997	30,890	30,817,729	-	44,403	(17,964,755)	12,928,267
Common stock issued in exchange for consultancy services on April 19, 2005			100,000	100	199,900	-	-	-	200,000
Exercise of warrants on December 2, 2005			2,429,448	2,429	(2,429)	-	-	-	-
Exercise of options of The 2003 Plan on December 29, 2005			249,478	250	(251)	-	-	-	(1)
Net profit			-	-	-	-	-	18,224	18,224
Transfer to statutory reserve							125,221	(125,221)	-
Foreign currency translation adjustment			-	-	-	23,990	-	-	23,990
Unrealized gain on available-for-sale securities			-	-	-	751,250	-	-	751,250
Balance as of December 31, 2005			33,668,923	33,669	31,014,949	775,240	169,624	(18,071,752)	13,921,730

Common stock issued for service on April 27, 2006	22(a	)	280,000	280	383,320	-	-	-	383,600
Common stock issued for service on April 27, 2006	22(b	)	117,000	117	162,513	-	-	-	162,630
Common stock issued for service on August 15, 2006	22(c	)	800,000	800	1,095,200	-	-	-	1,096,000
Common stock issued as consideration for acquisition of an affiliate on November 20, 2006	22(d	)	9,000,000	9,000	6,399,000	-	-	-	6,408,000
Net loss			-	-	-	-	-	(10,090,975)	(10,090,975)
Transfer to statutory reserve			-	-	-	-	2,283	(2,283)	-
Foreign currency translation adjustment			-	-	-	35,472	-	-	35,472
Unrealized gain on available-for-sale securities			-	-	-	-	-	-
Unrealized holding (loss) gain arising during the year			-	-	-	(1,108,375)	-	-	(1,108,375)
Less: Reclassification adjustment for gains or losses included in net profit (loss)			-	-	-	357,125	-	-	357,125
Adjustment on disposal of a subsidiary	(1)		-	-	-	-	(171,907)	-	(171,907)

Balance as of December 31, 2006			43,865,923	43,866	39,054,982	59,462	-	(28,165,010)	10,993,300
Notes:
(1) Being adjustment on Statutory Reserves upon disposal of General Business Network (Holdings) Limited on September 29, 2006 as detailed in Note 4 below;

See accompanying notes to consolidated financial statements.

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Expressed in United States Dollar (“US$”))

	For the Year Ended
	December 31,
	2006	2005
		Restated
Cash flows from operating activities
Net income (loss)	$(10,090,975)	$18,224
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	(563,446)	282,975
Amortization on intangible asset	-	90,000
Depreciation and amortization	274,439	303,797
Bad debts	28,217	-
Loss on sale of land and building	-	25,676
Loss on sale of motor vehicle	9,395	-
Loss on disposal of dormant subsidiaries	321,185	-
Loss (gain) on disposal of a subsidiary	3,210,538	(85,854)
Impairment loss on investment in an affiliate	2,140,359	-
Equity in earnings of affiliates	180,175	-
Impairment loss on property, plant and equipment	-	38,598
Impairment loss on current assets	44,136	105,799
Stock, options and warrants issued for services	1,391,977	232,500
Realized gain on available-for-sale securities	(46,000)	(6,079,960)
Available for sale securities received as income	(375,000)	(1,042,043)
Changes in working capital:
Pledged deposit	165,487	(412,484)
Accounts receivables	(1,002,201)	(1,913,350)
Other current assets	(173,805)	(189,583)
Loans receivable	406,830	(410,946)
Due from related parties	(72)	109,037
Due from related companies	(1,156,351)	237,791
Due from an affiliate	(25,163)	-
Rental and other deposits	204,924	(721,732)
Prepayments	(687,785)	(201,525)
Inventories	-	136,112
Hire purchase creditor	71,031	50,000
Account payables	814,614	703,764
Accrued expenses	162,432	258,939
Decrease in deferred income	(985)	(20,642)
Other current liabilities	294,879	33,710
Due to related parties	2,470	(58,317)
Due to related companies	(26,296)	51,494
Income tax payable	49,833	205,952
Net cash provided from (used in) operating activities	(4,375,158)	(8,252,068)

Cash flows from investing activities:
Acquisition of a subsidiary	(394,641)	(92,327)
Acquisition of property, plant and equipment	(406,267)	(508,153)
Disposal of a subsidiary	(1,253,749)	(272,477)
Disposal of dormant subsidiaries	4	-
Proceeds from disposal of property, plant and equipment	33,205	2,457,382
Proceeds from disposal of short-term investment	-	24,163
Proceeds from disposal of available-for-sale securities	146,000	6,838,178
Proceeds from disposal of intangible asset	-	1,320,000
Acquisition of available-for-sale securities	-	(3,675)

Net cash used in investing activities	(1,875,448)	9,763,091

Cash flows from financing activities:
Advance from (Repayment to) a shareholder	1,529,565	(183,405)
Proceeds from new bank loan	2,037,716	1,111,482
Repayment of amount borrowed	(524,866)	(1,052,495)
Capital contribution from minority shareholder of a subsidiary	45,000	-
Net cash provided by financing activities	3,087,415	(124,418)

Foreign currency translation adjustments	35,472	23,990
Net increase in cash and cash equivalents	(3,127,719)	1,410,595
Cash and cash equivalents at beginning of year	3,234,863	1,824,268
Cash and cash equivalents at end of year	$107,144	3,234,863

Supplemental disclosure information:
Interest paid	$210,418	$138,757
Income tax paid	$103,037	$52,108

Non-cash operating, investing and financing activities:
Purchase of an affiliate by:
- issuance of common stock	$6,408,000	$-
Disposal of a subsidiary by:
- disposal consideration in arrears	$3,900,000	$225,644

See accompanying notes to consolidated financial statements.

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

China World Trade Corporation (“CWTC”) was incorporated under the laws of the State of Nevada on January 29, 1998 as Weston International Development Corporation. On July 28, 1998, the name was changed to Txon International Development Corporation. On September 15, 2000 CWTC changed to its existing name. CWTC acts as an investment holding company, not an investment company.

The Company and subsidiaries are hereinafter collectively referred to as the “Group”.

Details of the major direct and indirectly owned subsidiaries and their principal activities as of the date of this report are summarized below:

Name of company	Date of acquisition/ formation	Place of incorporation	Equity interest owned by the Company	Principal activities

Beijing World Trade Centre Club	April 1, 1999	PRC	75%	Club services

Beijing World Trade Full Capital Advisors Inc.	December 9, 2005	PRC	55%	Business consulting service

CEO Clubs China Limited	May 7, 2004	Hong Kong	51%	Licensing

China Chance Enterprises Limited	January 26, 2004	BVI	100%	Equity holding company

China World Trade Corporation	May 5, 2004	BVI	100%	Equity holding company

Creative Idea Group Limited	January 2, 2004	BVI	100%	Business consulting service

Guangzhou World Trade Centre Club Limited	December 29, 2001	PRC	75%	Club services

June Success Limited	August 17, 2006	BVI	100%	Equity holding company

Rainbow Wish Limited	August 17, 2006	BVI	100%	Equity holding company

Sinopac Success Limited	August 17, 2006	BVI	100%	Equity holding company

Virtual Edge Limited	August 14, 2000	BVI	100%	Equity holding company

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

The Company's subsidiaries maintain their books  and records mainly in their local currency, the Renminbi Yuan ("RMB"), which is the functional currency as being the primary currency of the economic environment in which its operations are conducted.

In accordance with statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", they are translated into US dollars as follows:

(a) Current assets, current liabilities and long term monetary assets and liabilities, at the exchange rate prevailing at the balance sheet date;
(b) Non-monetary assets and liabilities at the exchange rates prevailing at the date of acquisition of assets or assumption of liabilities;
(c) Revenue and expenses, at the average exchange rate for the year.

All significant inter-company balances and transactions have been eliminated in consolidation.

Certain of the 2005 figures in consolidated statements of cash flows have been restated to conform with the presentation adopted in 2006. Net income and stockholders' equity previously reported for the year ended December 31, 2005 were not affected by these reclassifications.

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

(c) Cash and cash equivalents

Cash and cash equivalents of US$107,144 as of December 31, 2006 consist principally of cash at bank. For purposes of the consolidated statements of cash flows, the Group considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. None of the Group’s cash is restricted as to withdrawal, which if any, has been separately disclosed in current assets.

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

(f) Property, plant and equipment

Property, plant and equipment and leasehold improvements are stated at cost less accumulated depreciation and impairment losses, if any. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

Depreciable life
Leasehold land and buildings	50 years
Leasehold improvements	2 - 3 years
Office and computer equipment	3 - 5 years
Motor vehicles	3 - 6 years
Furniture and fixtures	3 - 10 years

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

(h) Investment in affiliate companies

The Company accounts for its affiliate companies under the equity method of accounting, by which the Company’s share of income or loss of affiliates are recorded as “Equity in earnings of affiliates” in the consolidated statement of operation. The investment in affiliate companies is included in balance sheet at cost plus equity accounting adjustments which are the Company’s share of losses since acquisition of the affiliates.

(i) Impairment of long-lived assets

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

(j) Deferred income

Deferred income represents unamortized non-refundable admission fees, membership fees and licensing fees received but the related services, or portion of the services, have not yet been rendered.

(k) Revenue recognition

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

For informational purposes, the commission income of the Group was derived from air-ticketing services with total values as follows:

	Year ended December 31
	2006	2005
	US$	US$

Value of air-ticket fare	131,254,359	147,995,206

The 2006 figure above is the 9 months’ total values, as a result of the disposal of the air-ticketing business upon disposal of GBN on September 29, 2006 (please see note 4 for details), as compared with the 12 months’ total values of 2005.

Life and accident insurance agency business

The Group engages in the accident insurance agency business in PRC. Life insurance business ceased effective from January 2006. Commission revenues from the carriers for accident insurance are received and recognized during the underlying policy period.

For informational purposes, the commission income of the Group was derived from insurance policies with total premium income as follows:

	Year ended December 31
	2006	2005
	US$	US$

Premium income of insurance policies	3,533,643	11,892,144

The 2006 figure above is the 9 months’ total values, as a result of the disposal of the air-ticketing business upon disposal of GBN on September 29, 2006 (please see note 4 for details), as compared with the 12 months’ total values of 2005.

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

(l) Advertising costs

The Group expenses advertising costs as incurred in accordance with the SOP 93-7, “Reporting for Advertising Costs”. Advertising costs are expensed as incurred and were US$274,486 for the year ended December 31, 2006 and US$312,207 for the year ended December 31, 2005.

(m) Income taxes

The Group accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statement of operations in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized. For details please refer to Note 7 to these financial statements.

(n) Foreign currency translation

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

(o)	Business segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Group’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements.

The Group operates in five principal business segments: club and business centre, business traveling services, business value-added services, rental and others. There reportable segments are strategic business units that offer different services. They are managed separately because they provide distinct service that requires different knowledge and marketing strategies.

(p)	Stock-based compensation

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

Each quarter thereafter:                                                         6.25% (until fully vested)

By an ordinary resolution passed at a directors’ meeting held on October 31, 2004, the option holders of The 2003 Plan were allowed to begin exercising 50% of the total entitlements as of November 1, 2005 (ahead of the original entitlement on December 30, 2004) and on a cashless basis. The terms and conditions of the remaining 50% of their entitlements under The 2003 Plan shall stay the same.

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

Had compensation expense for the same stock options been determined based on their fair values at the dates of grant and been amortized over the period from the date of grant to the date that the award is vested, as consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been reported as follows:

	Year ended December 31
	2006	2005

Net profit (loss), as reported	(10,090,975)	18,224
Total stock-based employee compensation expense determined under intrinsic value based on method for all awards, net of tax	Nil	Nil
Total stock-based employee compensation expense determined under fair value based on method for all awards, net of tax	Nil	Nil
Pro forma	(10,090,975)	18,224
Earning (loss) per share
- Basic and diluted
As reported	0.00	0.00
Pro forma	0.00	0.00

The fair value of the options granted is estimated on the date of grant and date of modification using a Black-Scholes option pricing model with the following weighted average assumptions used:

	Years ended December 31,
	2006	2005

Dividend yield	-	-
Expected price volatility	224%	224%
Risk-free interest rate	2.1%	2.1%
Expected life of options (in years)	3	3
Weighted-average fair value of options granted or modified	$0.62	$0.62

The weighted average fair value per option granted at the date of grant and date of modification was US$0.62 and US$1.97 respectively. For purposes of pro forma disclosure, the estimated fair value of the options is amortized on a straight line basis to expense over the options’ vesting periods, i.e., 3 years as prescribed under The 2003 Plan.

(q)	Comprehensive income (loss)

Accumulated comprehensive income, as presented in the accompanying consolidated statement of shareholders' equity consists of changes in unrealized gains and losses on foreign currency translation as well as unrealized gains or losses from available-for-sale securities. This comprehensive income is not included in the computation of income tax expense or benefit.

(r)	Related party

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

(s)	Concentrations of credit risk

Financial instruments that potentially subject the Group to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Group performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

The Group utilizes a limited number of suppliers for certain components used in its products but has no long-term supply contracts with them.

(t)	Fair value of financial instruments

Management considers that the carrying amounts of the Group’s cash, receivables, and payables approximate their fair value because of the short maturity of these instruments. Amounts due to related companies do not bear interest and do not have fixed payment terms. Management is therefore unable to estimate the fair value of such financial instruments.

(u) Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rent payable and receivable under operating leases are recognized as expense and revenue on the straight line basis over the lease terms.

The Company leases certain premises under non-cancellable operating leases. Rental expenses under operating leases were US$551,387 and US$690,283 for the years ended December 31, 2006 and 2005, respectively.

(v) Earnings per share

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

As of December 31, 2006, the Company had outstanding stock warrants and options which exercise on conversion could, under certain circumstances, further dilute loss per share. The following shares of potentially issuable common stock were not included in the above weighted average shares outstanding because to do so would have an anti-dilutive effect on loss per share for the year presented.

	As of December 31
	2006	2005

Warrants	921,002	921,002
Options	1,400,000	1,400,000
	2,321,002	2,321,002

2005 figure is restated to conform with current year’s presentation.

(w) Available-for-sale securities

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

Please refer to footnote 2(k)(iii) for method of revenue recognition in respect of the consultancy income relating to the receipt of available-for-sale securities. Realized gain on sale of available-for-sale securities is calculated by deducting fair value of shares disposed (number of shares disposed multiplied by market price as of vested date) from net proceeds on disposal (which selling expenses including brokerage commission and levies have been deducted).

(x) Recently Issued Accounting Standards

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

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156 (“SFAS 156”), Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140, which requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain circumstances. The Company does not expect the adoption of FIN 48 to materially impact its financial position or results of operations.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to materially impact its financial position or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS 157 to materially impact its financial position or results of operations.

In September 2006, the SEC released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provision of SAB 108 is effective for the Company in the current fiscal year ended December 31, 2006. The Company is currently evaluating the impact of SAB 108 but does not believe that the application of SAB 108 would have a material effect on its financial position, cash flows nor results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not determined the affect of adopting this standard.

3.  GOING CONCERN CONSIDERATIONS

Though the Company has a positive working capital of US$2,050,700 as of December 31, 2006, the Company had net loss of US$10,090,975 and net profit of US$18,224 for the years ended December 31, 2006 and 2005 respectively.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital through additional equity funding and attaining profitable operations in the future. Management has developed a strategy, which they believe can be accomplished and will enable the Company to operate in the future. However, there can be no assurance that the Company will be successful with their efforts to attain profitable operations. The inability of the Company to secure additional financing and attain profitable operations in the near term could adversely impact the Company’s business, financial position and prospects.

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

While cash of US$100,000 had been received as of December 31, 2006, second payment of cash of $900,000 was received on February 8, 2007 in accordance with the Agreement with the following schedules: US$100,000 to be paid on September 30, 2006; US$900,000 to be paid on January 29, 2007; US$1,000,000 to be paid on April 29, 2007; and US$2,000,000 to be paid on July 29, 2007. As of the date of issuance of this report, total cash of US$1,000,000 had been duly received in accordance with the Agreement.

Loss on disposal of GBN is determined as follows:

Year ended December 31, 2006
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

Year ended December 31, 2006
US$

Cost of investment of GBN (40% of net asset value $12,017,564 immediately before disposal)	4,807,026
Carrying value of GBN with reference to consideration for 60% equity disposed of ($4,000,000 x 40%/60%)	2,666,667

Impairment loss	2,140,359

6.  INVESTMENT IN AFFILIATES

The Company accounts for its 25% interest in CWT International Excursion Investment Limited (“CWT Excursion”), a company organized and existing under the laws of the British Virgin Islands, and 40% interest in General Business Network (Holdings) Limited (“GBN”), a company organized and existing under the laws of Hong Kong SAR, under the equity method of accounting. Under the equity method of accounting, the Company’s share of income or loss of CWT Excursion and GBN are recorded as “Equity in earnings of affiliates” in the consolidated statement of operation. Equity in earnings of both affiliates have been accounted for in the statement of operation for year ended December 31, 2006.

Carrying value of affiliates consists of the following:

As of December 31, 2006
US $

General Business Network (Holdings) Limited.
Carrying value with reference to consideration for 60% equity disposed ($4,000,000 x 40%/60%)	2,666,667
Equity in earnings of GBN	(128,138)
Cash dividend received from GBN	--
2,538,529
CWT International Excursion Investment Limited
Carrying value with reference to closing bid price for the 9,000,000 common stock of the Company issued as consideration in the last five trading days preceding the date of the Agreement of $0.712 ($0.712 x 6,000,000 shares)	6,408,000
Equity in earnings of CWT Excursion	(52,037)
Cash dividend received from CWT Excursion	--
6,355,963

Carrying value in affiliates	8,894,492

(a)	Acquisition of affiliate

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

CWT Excursion was incorporated on March 22, 2006, and is the owner of 51% of the equity interest in a joint venture company known as Suzhou Tongli (International) Excursion Development Limited, which is a company organized and existing under the laws of the People’s Republic of China (“Suzhou Tongli”). Suzhou Tongli is in the business of operating tourist concessions in Tongli Town, Suzhou City, Jiangsu Province, People’s Republic of China.

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

7. INCOME TAXES

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

Several PRC subsidiaries are subject to PRC Enterprise Income Taxes (“EIT”) on an entity basis on income arising in or derived from the PRC. Income tax expense comprises of the following:

	Year ended December 31,
	2006	2005

Current tax	103,037	254,419
Deferred tax	-	-
-	103,037	254,419

A reconciliation of the income tax expense to the amount computed by applying the current tax rate to the income before income taxes in the consolidated statements of income is as follows:

	Year ended December 31,
	2006	2005
	%	%

Statutory rate	33.0	33.0
Non-deductible expenses	5.9	211.5
Tax exempt income	-	(18.6)
Tax effect of net operating losses	(41.9)	4,123.8
Unrecognised temporary differences	2.9	831.4
Subsidiary not subject to tax	(0.8)	(5,022.6)
Tax rate differential between subsidiaries	(0.1)	569.6
Over provision in prior years related to a newly-acquired subsidiary	-	-
Others	-	668.0
	(1.0)	1,396.1

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Group’s deferred tax assets and liabilities are as follows:

As of December 31
	2006	2005

Deferred tax assets
Net operating loss	4,802,923	8,500,133
Depreciation	51,041	101,462
Deferred expenditure	638,148	2,952,336
	5,492,112	11,553,931
Valuation allowance	(5,492,112)	(11,553,931)
Total deferred tax assets	-	-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

8.  TRADE RECEIVABLES, NET

As of December 31, 2006
US$

Trade receivables, net	6,160

Provision of bad and doubtful debts amounting to US$28,217 has been made in these consolidated financial statements. Management considers that the accounts receivable after provision for bad and doubtful debts are stated at fair value because it represents balances due from reputable customers and expects to collect their outstanding balances in full.

9. RENTAL AND OTHER DEPOSITS

Included in rental and other deposits are deposits paid to Guangzhou Goldlion City Properties Co., Ltd. of US$78,605 and Guangzhou Goldlion Environmental Technology Co., Ltd. of US$143,711 as of December 31, 2006. For relationship with the Group, please refer to note 15 (a) to these financial statements.

10. DISPOSAL CONSIDERATION RECEIVABLE

Disposal consideration receivable is the consideration receivable from Wisdom Plus Limited relating to the disposal of GBN on September 29, 2006 as detailed in Note 4 above.

The total consideration of US$4,000,000 is to be paid by 4 instalments from September 30, 2006 to July 29, 2007 in cash or shares of common stock issued by any Pink Sheet companies or OTCBB companies in lieu of the consideration. While cash of US$100,000 had been received as of December 31, 2006, second payment of cash of $900,000 was received on February 8, 2007 in accordance with the Agreement with the following schedules: US$100,000 to be paid on September 30, 2006; US$900,000 to be paid on January 29, 2007; US$1,000,000 to be paid on April 29, 2007; and US$2,000,000 to be paid on July 29, 2007. As of the date of issuance of this report, total cash of US$1,000,000 had been duly received in accordance with the Agreement.

11. AMOUNT DUE FROM/TO RELATED PARTIES

(a) Due from related parties
As of December 31, 2006
US$

Classified as current assets	-

(b) Due from related companies
As of December 31, 2006
US$

Classified as current assets	-

(c) Due from affiliate company
As of December 31, 2006
US$

CWT International Excursion Investment Ltd.	25,163

Classified as current assets	25,163
The amounts due from related parties and related companies and affiliate company as of December 31, 2006 represented unsecured advances which were interest-free and repayable on demand.

(d) Due to related parties
As of December 31, 2006
US$

Classified as current liabilities	-

(e) Due to related companies
As of December 31, 2006
US$

Guangzhou Goldlion City Properties Co., Ltd.	3,258
Beijing Wanlong Economic Consultancy Corporation Ltd.	28,814
Guangzhou City International Exhibition Co.	19,210

Classified as current liabilities	51,282

The amounts due to related parties as of December 31, 2006 represented unsecured advances which were interest-free and repayable on demand.

The amount due to related companies relates to rental and management fees and advisory fees.

12.  SHORT-TERM INVESTMENTS

The balance represents equity securities classified as “available-for-sale”. As at the balance sheet date, the “available-for-sale” securities are stated at the fair value and correspondingly an unrealized gain of US$Nil is carried on the balance sheet as accumulated other comprehensive income.

Amount of short-term investments as of December 31, 2006 is Nil subsequent to the disposal of GBN detailing in note 4 above.

13.  PROPERTY USE RIGHTS

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

Amount of property use rights of December 31, 2006 is Nil subsequent to the disposal of GBN detailing in note 4 above.

14.  GOODWILL

As of December 31, 2006
US$

Carrying value, beginning of year	11,279,314

Carrying value, end of year	-

Amount of goodwill as of December 31, 2006 is Nil subsequent to the disposal of GBN detailing in note 4 above.

15. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

As of December 31, 2006
US$

Office and computer equipment	22,651
Motor vehicles	63,023
85,674
Less: Accumulated depreciation	19,960
Net book value	65,714

Total depreciation for the years ended December 31, 2006 and 2005 was US$245,196 and US$265,062, respectively.

Despite the operating loss experienced by the club operations of the Group, management considers that impairment losses are not necessary for the year ended December 31, 2006 because of the immaterial amount (2005: US$38,598).

16.  LOAN RECEIVABLE

The loans receivable are those loans to non-related companies which are interest bearing and having a fixed repayment schedule.

17.  SHORT-TERM BANK LOAN

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

Amount of short-term bank loan as of December 31, 2006 is Nil subsequent to the disposal of GBN detailing in note 4 above.

18.  RELATED PARTY TRANSACTIONS

(a)  Names and relationship of related parties

Existing relationships with the Company

Beijing Wanlong Economic Consultancy Corporation Ltd.	PRC partner of a subsidiary

Bernard Chan	An ex-officer and an ex-shareholder of the Company

Chan Chi Ming	A director, shareholder and officer of the Company

Chen De Xiong	A shareholder and director of a subsidiary

Chen Zeliang	A shareholder and director of the Company

Chinamax International Ltd.	An ex-shareholder of a former subsidiary

Glory River Corporation	A company which an officer of the Company is a director

Goldlion Holding Ltd.	A company controlled by close family members of a director

Guangdong Huahao Industries Group Co. Ltd.	A shareholder of a subsidiary

Guangdong WTC Link Information Services Ltd.	A former subsidiary company which a director of the Company is a director

Guangzhou City International Exhibition Co.	PRC partner of a subsidiary

Guangzhou Cyber Strategy Limited	A company in which a director of the Company has beneficial interest

Guangzhou Goldlion City Properties Co., Ltd.	A company controlled by close family members of a director

Guangzhou Goldlion Environmental Technology Co., Ltd.	A company controlled by close family members of a director

Guangzhou Sanranxin Travel Ltd	A company which a director of the Company has beneficial interest

Ho Chi Kin	An independent director of the Company

HK (Xian) Trade Association Ltd.	A non-profit making organization which a director of the Company is a director

Huang Ze Hua	A shareholder and director of a subsidiary

John Hui	A director, shareholder and ex-officer of the Company

Luo Chao Ming	A director of the Company

Suo Hong Xia	A shareholder and director of a subsidiary

William Tsang	A director, shareholder and officer of the Company

(b) Summary of related party transactions

			Year ended December 31,
	Notes		2006	2005
			US$	US$
Disposed property, plant and equipment to
Guangzhou Goldlion Environmental Technology Co., Ltd.	(i	)	-	2,457,382

Disposed rental income rights to
William Tsang	(ii	)	-	1,320,000

Increase (decrease) in allowance for doubtful accounts to
Guangzhou Cyber Strategy Limited	(iii	)	(4,859)	12,031
Guangdong WTC Link Information Services Ltd.			15,525	-

Consultancy fee expenses to
Beijing Wanlong Economic Consultancy Corporation Ltd.	(iv	)	18,816	18,323
Guangzhou City International Exhibition Co.	(v	)	18,816	18,323
Glory River Corporation	(xvii	)	65,385	-
Bernard Chan	(x	)	12,821	88,650
Huang Zehua	(xii	)	2,779	3,638
Suo Hongxia	(xiii	)	1,389	1,835
Chen Dexiong	(xiv	)	4,446	5,202

Director fee to:
Ho Chi Kin	(vi	)	1,000	6,000
William Tsang	(ii	)	150,000	162,500
Chan Chi Ming	(vii	)	77,062	92,197
John Hui	(viii	)	-	150,000
Luo Chao Ming	(ix	)	11,961	19,142
Chen Zeliang	(xi	)	14,820	29,445

			Year ended December 31,
	Notes		2006	2005
Rent and related expenses to
Guangzhou Goldlion City Properties Co., Ltd.	(xv	)	231,068	256,893
Guangzhou Goldlion Environmental Technology Co., Ltd.	(i	)	179,948	139,446

Personal guarantee granted from
Mr. William Tsang	(ii	)	-	19,231

Traveling expenses to
Guangzhou Sanranxin Travel Ltd.	(xvi	)	115,553	6,125

Other expenses to
Goldlion Holdings Ltd.	(xvii	)	1,362	4,643

Other income from
Guangzhou Goldlion City Properties Co., Ltd.	(xv	)	-	3,854

Sponsorship donation to
HK (Xian) Trade Association Ltd.	(xx	)	38,462	-

Notes:
(i)	As of December 31, 2006, the amount due from/to Guangzhou Goldlion Environmental Technology Co., Ltd. is US$Nil.
(ii)	As of December 31, 2006, the amount due to Mr. William Tsang is US$1,666,696.
(iii)	As of December 31, 2006, the amount due from/to Guangzhou Cyber Strategy Limited is US$Nil.
(iv)	As of December 31, 2006, the amount due to Beijing Wanlong Economic Consultancy Corporation Ltd. is US$28,814.
(v)	As of December 31, 2006, the amount due to Guangzhou City International Exhibition Co. is US$19,209.
(vi)	As of December 31, 2006, the amount due from/to Mr. Ho Chi Kin is US$Nil.
(vii)	As of December 31, 2006, the amount due from/to Mr. Chan Chi Ming is US$Nil.
(viii)	As of December 31, 2006, the amount due from/to Mr. John Hui is US$Nil.
(ix)	As of December 31, 2006, the amount due from/to Mr. Luo Chao Ming is US$Nil.
(x)	As of December 31, 2006, the amount due from/to Mr. Bernard Chan is US$Nil.
(xi)	As of December 31, 2006, the amount due from/to Mr. Chen Zeliang is US$Nil.
(xii)	As of December 31, 2006, the amount due from Ms. Huang Zehua is US$Nil.
(xiii)	As of December 31, 2006, the amount due to Ms. Suo Hongxia is US$Nil.
(xiv)	As of December 31, 2006, the amount due from Mr. Chen Dexiong is US$Nil.
(xv)	As of December 31, 2006, the amount due to Guangzhou Goldlion City Properties Co., Ltd. is US$3,258.
(xvi)	As of December 31, 2006, the amount due from Guangzhou Sanranxin Travel Ltd. is US$Nil.
(xvii)	As of December 31, 2006, the amount due to Goldlion Holdings Ltd. is US$Nil.
(xviii)	As of December 31, 2006, the amount due to Glory River Corporation is US$Nil.
(xix)	As of December 31, 2006, the amount due from Guangdong WTC Link Information Services Ltd, is US$Nil.
(xx)	As of December 31, 2006, the amount due to HK (Xian) Trade association Ltd. is US$Nil.

19.  AMOUNT DUE TO A SHAREHOLDER

The amount due to Mr. William Tsang represented unsecured advances which were interest-free and repayable on demand.

20.  OPERATING LEASE COMMITMENT

(a)  Operating lease payables

As of December 31, 2006, the Group has total outstanding commitments not provided for under non-cancelable operating leases, which are payable as follows:

	As of December 31,
	2006	2005
	US$	US$

2007	504,389	706,723
2008	475,618	472,593
2009	344,134	194,416
2010	332,496	32,391
2011	193,956	-
	1,850,593	1,406,123

In addition, the Group has committed to pay contingent rent at 2% to 10% on the monthly turnover of a subsidiary when the subsidiary's monthly turnover exceeds RMB500,000 (US$64,031) during the lease period ending in July 2007.

The Group has also committed to pay contingent rental at the higher of the agreed rent and the following portion of the membership fee income of a subsidiary:

·	15% on the membership fee income of the subsidiary for the period from February 1, 2005 to January 31, 2006
·	7.5% on the membership fee income of the subsidiary for the period of February 1, 2006 to January 31, 2009

(b)  Operating lease receivables

The total outstanding commitments under non-cancelable operating leases, which are receivable as follows:

	As of December 31,
	2006	2005
	US$	US$

2007	105,597	109,425
2008	-	12,226
	105,597	121,651

As of December 31, 2006, property, plant and equipment held for use under operating leases include gross amounts of US$85,675 and accumulated depreciation. Depreciation of property, plant and equipment in respect of assets held for use under operating leases are US$20,373 and US$7,899 for the year ended December 31, 2006 and 2005 respectively.

21.  RETIREMENT PLAN

The Group operates a Mandatory Provident Fund (“MPF”) plan for its Hong Kong employees. The pension expenses charged to the consolidated statement of operations amounted to US$5,215 and US$5,366 for the year ended December 31, 2006 and 2005 respectively. Total contribution to the MPF including employee contribution (which is accounted for as salary and wages) charged to the consolidated statement of operations amounted to US$10,430 and US$10,627 for the year ended December 31, 2006 and 2005 respectively.

As stipulated by the PRC regulations, all retired employees of the Group who are residents of the PRC are entitled to an annual pension equal to their basic annual salary upon retirement. The Group contributed to a state-sponsored retirement plan at a certain percentage of the gross salary of its employees and has no further obligations for the actual pension payments or post-retirement benefits beyond the annual contributions. The state-sponsored retirement plan is responsible for the entire pension obligations payable to all employees. The pension expense for the year ended December 31, 2006 and 2005 was US$167,177 and US$171,837, respectively.

22.  COMMON STOCK

(a)
On April 27, 2006, the Company issued 280,000 shares to Grace Motion Inc. for consulting services provided. Consultancy fee amounting to $383,600 had been fully accounted for during the year ended December 31, 2006 in accordance with terms of the consultancy contract, which is based on the vested date (that is, contract date) share price of $1.37 as of April 17, 2006 multiplied by the 280,000 shares issued. The shares issued were unrestricted, pursuant to an S-8 registration filed with the SEC on October 28, 2003.

(b)
On April 27, 2006, the Company issued 117,000 shares to Mr. Andy Lau for consulting services provided. Consultancy fee $162,630 had been fully accounted for during the year ended December 31, 2006 in accordance with terms of the consultancy contract, which is based on the vested date (that is, contract date) share price of $1.39 as of April 21, 2006 multiplied by the 117,000 shares issued. The shares issued were unrestricted, pursuant to an S-8 registration filed with the SEC on October 28, 2003.

(c)
On August 15, 2006, the Company issued 800,000 shares to Greentree Financial Group, Inc. for consulting services provided. Of the total amount of consultancy fee $1,096,000, $845,747 had been accounted for during the year ended December 31, 2006 in accordance with terms of the consultancy contract, which is based on the vested date (that is, contract date) share price of $1.37 as of March 23, 2006 multiplied by the 800,000 shares issued. The shares issued were unrestricted, pursuant to an S-8 registration filed with the SEC on June 8, 2006.

(d)
On November 20, 2006, the Company issued 9,000,000 shares to Mr. Chi Hung Tsang to acquire 25 common shares of CWT International Excursion Investment Limited, a company organized and existing under the laws of the British Virgin Islands (“CWT Excursion”), presenting a 25% equity interest in CWT Excursion. The acquisition consideration of CWT Excursion amounts to $6,408,000. It is the fair market value of the CWTD Shares issued to Mr. Tsang, based on the closing bid price for the common stock of CWTD in the last five trading days preceding the date of the Agreement of $0.712.

23. OPTIONS PLAN

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

Expected dividend yield	None
Risk-free interest rate	2.1%
Expected volatility	367%
Contractual life	2 years

(c)    The stock options activities and related information are summarized as follows:

	Year ended December 31,
	2006		2005

	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price
		US$		US$

Outstanding, beginning of year	1,400,000	3.0	1,852,500	2.432
Granted	-	-	-	-
Granted	-	-	-	-
Exercised
- The 2003 Plan	-	-	(452,500)	0.673
- Xelex Inc.	-	-	-	-
Cancelled	-	-	-	-
Outstanding, end of year	1,400,000	3.0	1,400,000	3.0
Exercise price is less than market price on date of grant	Nil	Nil	Nil	Nil
Exercisable, end of year	1,400,000	3.0	1,400,000	3.0

As of December 31, 2006

Weighted average remaining contractual life	0.5 year
Range of exercise price
US$3.0	1,400,000

24. PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS TO PURCHASE COMMON STOCK

(a)
On August 26, 2004, the Company entered into a Securities Purchase Agreement with Bridges & PIPES, LLC, TCMP3 Partners, Cornell Capital Partners, LP and Stealth Capital, LLC (the “Purchasers”), providing for the issuance by the Company to the Purchasers, of the (i) number of shares of Common Stock, and (ii) Series A Warrants, subject to an option in favor of the Purchasers to purchase additional shares of common stock and receive additional warrants.

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

Using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected dividend yield	None
Risk-free interest rate	3.61%
Expected volatility	211%
Contractual life	2.86 years

The fair value of these warrants was estimated as US$0.201 for the year ended December 31, 2006. The additional expenses for placement services provided and compensation of were recognized in the preceding year consolidated statement of operations and the same amounts were credited to the Company’s additional paid-in capital. No additional expenses was recognized during the year because of no further issue of warrants for services.

The warrant activities and related information are summarized as follows:

	Year ended December 31,
	2006		2005

	Number of Warrants	Weighted average exercise price	Number of Warrants	Weighted average exercise price
		US$		US$

Outstanding, beginning of year	921,002	2.5	5,421,002	1.047
Granted	-		-	-
Exercised	-		(4,500,000)	0.749
Outstanding, end of year	921,002	2.5	921,002	2.500

Exercise price is less than market price on date of grant	Nil	Nil	Nil	Nil
Exercise price exceeds market Price on date of grant	921,002	2.500	921,002	2.500
Exercisable, end of year	921,002	2.500	921,002	2.500

As of December 31, 2006

Weighted average remaining contractual life	2.86 years
Range of exercise price
US$ 2.500	921,002

(d)
The Group had fully accounted for liquidated damage expense of US$211,500 and US$208,500 for the year ended December 31, 2006 and 2005 respectively in connection with the failure to have its registration statement become effective as required under the terms of the Securities Purchase Agreement in which US$650,000 was raised in August 2004 and US$1,400,000 was raised in December 2004. Under section 2(c) of the Registration Rights Agreement, in part, that each investor is entitled to be paid an amount in cash until a registration statement is declared effective and/ or the Registrable Securities may be sold pursuant to Rule 144(k) (which requires a two years holding period. If a registration statement is not declared effective on or prior to one hundred twenty days (120) days of closing, such amount is equal to one percent (1%) of the aggregate purchase price paid by the Investors. We quantified the amount with reference to the date when the 120 days period expires and accrued the liquidated damage expense on a time apportionment basis in respect of both amounts raised in August and December 2005 amounting to US$650,000 and US$1,400,000 respectively. Of total amount of US$420,000 provided, US$145,000 had been paid in March 2006.

(e)
The Company has taken the position that its earlier filing with the Commission of a Registration Statement on Form SB-2 covering the proposed sale in a secondary offering of $30.0 million of Registrable Securities pursuant to a Standby Equity Distribution Agreement, and the proposed sale of other securities pursuant to a Securities Purchase Agreement dated August 26, 2004, has been terminated as a result of the failure of such registration statement to be declared effective by the Commission after the filing of a sixth and final amendment on February 3, 2006. .

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

Amount of statutory reserve as of December 31, 2006 is Nil subsequent to the disposal of GBN detailing in note 4 above.

26. SEGMENTAL REPORTING

The Group has four reportable segments; club and business centre, business traveling services, business value-added services and rental and others with four separate businesses lines in access services and product sales.

The following table presents information about the Company's business segments for the years ended December 31, 2006 and 2005:

27. BUSINESS SEGMENT INFORMATION

	Year ended December 31,
	2006	2005
Operating revenues	US$	US$

Club and business centre	712,368	894,550
Business traveling services	2,689,139	4,983,468
Business value-added services	927,445	1,618,413
Rental	10,385	221,699
Trading and others	-	121,094

	4,339,337	7,839,224

	US$	US$
Profit (Loss) from operations
Club and business centre	(328,938)	(403,250)
Business traveling services	(754,320)	976,896
Business value-added services	29,469	(3,125,705)
Rental	(130,975)	(336,406)
Trading and others	-	(67,247)

	(1,184,764)	(2,955,712)

Corporate expenses	(3,424,355)	(2,334,070)

Consolidated operating loss	(4,609,119)	(5,289,782)

Realized gain on available-for-sale securities
Other income	44,735	42,581
Interest income	37,751	28,171
Interest expense	(209,099)	(136,426)
Equity in earnings of affiliates	(180,175)	-
Impairment loss on investment in an affiliate	(2,140,359)	-
Gain (loss) on disposal of a subsidiary	(3,210,538)	85,854
Realized gain on disposal of available-for-sale securities	46,000	6,079,960
Loss on disposal of property, plant and equipment	(9,395)	(254,740)
Loss on disposal of dormant subsidiaries	(321,185)	-

Net loss before income taxes	(10,551,384)	555,618

As of December 31, 2006
Total assets	US$

Club and business centre	453,995
Business traveling services	8,894,492
Business value-added services	46,084
Rental	-
Trading and others	4,138,650

13,533,221

28. CONCENTRATIONS AND RISKS

(i) Major Customers

The following is a table summarizing the revenues from customers that individually represent greater than 10% of the total revenues for the year ended December 31, 2006 and their outstanding balances as at year end date:

	Year ended December 31,
	2006	2005
	US$	US$

Customer A	1,487,780	3,087,215

As of December 31, 2006, the balances due to the Group amounted to US$Nil.

(ii) Major Vendors

The following is a table summarizing the purchases from vendors that individually represent greater than 10% of the total purchases for the year ended December 31, 2006 and their outstanding balances as at year end date:

	Year ended December 31,
	2006	2005
	US$	US$

Vendor A	845,747	2,500,990

As of December 31, 2006, the balances due from the Group amounted to US$Nil.

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

(iv) Exchange risk

The Group cannot guarantee that the current exchange rate will remain steady; therefore there is a possibility that the Group could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of RMB and HK$ converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

29. CONTINGENCIES

Prior to the completion of acquisition by the Company, Guangdong New Generation Commercial Management Ltd. (“New Generation”), a former subsidiary of the Company, had been paying Mainland China income tax at a basis of calculation which was not in accordance with the standard basis of calculation as stipulated by the Mainland China tax law. The shortfall of the underpaid tax liabilities, related surcharges and penalty up to the date of acquisition by the Company has already been fully provided in the consolidated financial statements. However, New Generation would potentially be liable to further surcharge for late payment and penalty, additional to the amount being provided, for the period since the date of acquisition by the Company and up to the balance sheet date. A shareholder of New Generation has undertaken to indemnify the Company against such shortfall and additional tax-related liabilities. As of December 31, 2006, the estimated further surcharges and penalties which New Generation was potentially liable amounted to US$9,470,714 and US$185,771 respectively. The estimated further penalties were based on the highest charge rate of the range from 50% to 500%.

Subsequent to the disposal of GBN on September 29, 2006 as detailing in note 4 above, New Generation ceased to be a subsidiary of the Company and this contingency will have a potential indirect effect on the carrying value of the investment in affiliate companies. Of total US$8,894,492, investment in affiliate company relating to GBN amounted to US$2,538,529 as of December 31, 2006.

30. DORMANT SUBSIDIARIES

The following subsidiaries are dormant during the year ended December 31, 2006.

(i)	China Chance Enterprises Limited
(ii)	June Success Ltd.
(iii)	Rainbow Wish Ltd.
(iv)	Sinopac Success Ltd.

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

On March 23, 2006, the Company engaged Child, Van Wagoner & Bradshaw, PLLC as its independent registered public accounting firm. The Company had not consulted with Child, Van Wagoner & Bradshaw, PLLC regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on the Company’s financial statements, and neither written nor oral advice was provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue

 Item 8A. Controls and Procedures

Annual Evaluation of Controls. As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). This evaluation (“Evaluation”) was performed by our Chief Executive Officer, Chi Ming Chan (our “CEO”), and our Chief Financial Officer, Man Ha (our “CFO”). In addition, we have discussed these matters with our securities counsel. In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation with respect to the effectiveness of our Disclosure Controls..

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

Name	Age	Position

William Chi Hung Tsang	45	Chairman, Director and President
Zeliang Chen	41	Vice Chairman and Director
John H.W. Hui	48	Vice Chairman, and Director
Chi Ming Chan	45	Chief Executive Officer and Director
Chao Ming Luo	56	Director
Man Ha	44	Chief Financial Officer
Ye Xin Long	61	Independent Director
Hamid R. Seyedin	55	Independent Director

Backgrounds of Directors

Executive Directors

Mr. William Chi Hung Tsang, aged 45, is the President and Chairman of the Board of Directors of China World Trade Corporation. Mr. Tsang has more than 15 years of experience in leatherwear manufacturing and property investment. Prior to joining the Company, he was an executive director with a listed company for over 10 years. He is a member of the Beijing Municipal Committee of the Chinese People’s Political Consultative Conference; committee member of Chinese General Chamber of Commerce, Hong Kong; vice chairman of Hong Kong United Youth Association Limited; chief president of New Territories Commercial & Industrial General Association Ltd.; and vice chairman of both Hong Kong Chamber of Commerce in China - Guangdong and Guangzhou Federation of Industry & Commerce. He is also an honorary president of North-East Overseas Chinese Friendship Association U.S.A., and an honorable citizen of Guangzhou.

Mr. Zeliang Chen, aged 41, is the Vice Chairman and Director of the Company. Mr. Chen graduated with honors from Renmin University of China with a Bachelor of Law. He is the founder of Guangdong Hua Hao Group of Companies and is a committee member of the Private Enterprise Council of Guangdong Province. Mr. Chen now is a Chief Executive Officer and Chairman of Guangdong New Generation Travel Service Co., Ltd., Director of Guangdong Huahao Industries Group of Companies, Director and Vice Chairman of China World Trade Corporation.

Mr. John H.W. Hui, aged 48, is the Vice Chairman of the Board of Directors. Mr Hui served as Chief Executive Officer of the Company until January 5, 2006. . Mr. Hui has over 10 years experience in China trade and investment. He is responsible for the overall corporate development of the Company. Mr. Hui is also the President of Beijing World Trade Center Club and Guangzhou World Trade Center Club. He has excellent relationships with the China partners and the principals of the World Trade Center Association in New York and other WTCs around the world. Mr. Hui is a current member of the Canada Business Council Beijing, and American Chamber of Commerce, Guangdong.

Mr. Chi Ming Chan, aged 45, is a Director and was appointed as Chief Executive Officer of the Company on January 5, 2006. Mr. Chan is responsible for the strategic planning, corporate development and project implementation of the Company. Before joining us, Mr. Chan was a Corporate Development Strategist for Renren Holding Ltd., a publicly listed company on the Hong Kong Stock Exchange. Mr. Chan founded Asian Information Resources (Holding) Ltd. in 1995, which eventually listed on the Hong Kong Stock Exchange in 1999. A specialist in Chinese law and China affairs, Mr. Chan is an expert in networking, Internet technology, database technology and management of technical resources. He developed an electronic database system for the Law-on-Line project of the University of Hong Kong and has provided technical consultancy to this project since 1991. He has also developed the Dongguan Network, which has become a successful model for other cities in China. He was appointed by the Asian Development Bank (ADB) as a consultant for the TA Project No. 2702 - Study on PRC Legal Information System and the Electronic Data Expert for the TA project No. 3000. Mr. Chan holds a Master of Law degree from Lancaster University, the United Kingdom, a Master of Philosophy degree in Physics and Bachelor Degree in Physics both from the Chinese University of Hong Kong.

Mr. Chao Ming Luo, aged 56 is a Director of the Company. Mr. Luo has long-term collaborative relations with Hong Kong business circles and associations. He was employed at the Xinhua News Agency Hong Kong from 1983 to 1996; he then joined the Xinhua News Agency Hong Kong Branch Guangzhou Representative Office in 1996 before joining the Company. He is the Chief Council Member of Guangdong Overseas Friendship Association, and Council Member of Guangzhou Overseas Friendship Association. Mr. Luo worked as the Electric Design Technician in Guangzhou Design Institute and the Assistant of Electric Technology Specialty, Electric Engineering Department in Guangdong University of Technology.

Independent Directors and Members of Audit Committee

Mr. Ye Xin Long, aged 61, is an Independent Director of the Company. Mr. Ye has over 35 years of experience doing business in China and investing in Chinese enterprises. He has an excellent relationship with the Beijing Municipal Government and the Guangzhou Municipal Government.

Mr. Hamid R. Seyedin, aged 55, is an Independent Director and a member of the audit committee of the Company. Mr. Seyedin is the CEO of First Washington Group and President of the American Chamber of Commerce in Guangdong. Under his leadership since 2003, the American Chamber of Commerce in Guangdong has grown by more than 83% in membership and 300% in revenues. In 1991, former U.S. President George Bush recognized him in writing for his involvement with the passage of the Fast Track Procedures for the North American Free Trade Agreement (NAFTA). Appointed by three governors of the State of Maryland to four terms of office, he served as the Chairman of Montgomery College and State Chairman of the Maryland Association of Community Colleges representing all seventeen colleges in the State. He served on the Board of Directors of the Kennedy Institute, by appointment of Cardinal James A. Hickey (then Archbishop of Washington). He was a recipient of an award in business from the U.S. Department of Commerce. He received recognition from the U.S. Senate Sergeant At Arms for his service to the U.S. Senate Deliberations. Finally, he served two terms on the Maryland Advisory Committee of the U.S. Civil Rights Commission.

Officers

Mr. Man Ha, aged 44, was appointed as Chief Financial Officer on February 28, 2006. He has over 20 years of experience in the areas of auditing, transaction advisory services and commercial fields. In the past, he was executive director, group financial controller and company secretary of several publicly traded companies that were listed on the Hong Kong Stock Exchange. Mr. Ha holds a Masters Degree in Professional Accounting from the Open University of Hong Kong. He is also a fellow member of The Association of Chartered Certified Accountants and The Hong Kong Institute of Certified Public Accountants.

There are no familial relationships between our officers and directors.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as other employees (the "Code of Ethics"), a copy of which is attached as Exhibit 14.1 to our Form 10-KSB for the fiscal year ended December 31, 2005, and is incorporated herein by reference. The Code of Ethics is designed with the intent to deter wrongdoing, and to promote the following:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2006. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

Item 10 . Executive Compensation

Compensation Discussion and Analysis

We maintain a peer-based executive compensation program comprised of fixed and performance variable elements. The design and operation of the program reflect the following objectives:

-	Recruiting and retaining talented leadership.
-	Implementing measurable performance targets.
-	Correlating compensation directly with shareowner value.
-	Emphasizing performance based compensation, progressively weighted with seniority level.
-	Adherence to high ethical, safety and leadership standards.

Designing a Competitive Compensation Package

Recruitment and retention of leadership to manage our Company requires a competitive compensation package. Our Board of Directors emphasizes (i) fixed compensation elements of base salary that compare with our compensation peer group of companies, and (ii) variable compensation contingent on above-target performance. The compensation peer group consists of those companies in the Guangdong region that we deem to compete with our Company for executive talent. Individual compensation will vary depending on factors such as performance, job scope, abilities, tenure and retention risk.

Fixed Compensation

The principal element of fixed compensation not directly linked to performance targets is based salary. We target the value of fixed compensation generally at the median of our compensation peer group to facilitate a competitive recruitment and retention strategy.

Incentive Compensation

Our incentive compensation programs are linked directly to earnings growth, cash flow, and total shareowner return. Annual bonuses are tied to the current year’s performance of our company. Restrictive stock awards are tied to an individual’s success in exceeding targeted results set by management.

Employment Agreements

Our executives do not have the typical employment agreements that specify compensation or length of employment. These matters are left to the discretion of the Board of Directors and the employee. At present, there are no employment contracts with any of our executives.

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of China World Trade during the years 2006, 2005 and 2004, except as described below. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by our chief executive officer and other executive officers earning in excess of $100,000 for the past three years.

SUMMARY COMPENSATION TABLE

Name of officer	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	Nonquali- fied Deferred Compen- sation	All Other Compen- sation	Total

John Hui, Director	2006	-	-	-	-	-	-	-	-
John Hui, CEO	2005	150,000	-	55,823	-	-	-	-	205,823
John Hui, CEO	2004	57,692	-	206,347	-	-	-	-	264,039
William Chi Hung Tsang, Chairman & Director	2006	150,000	-	-			-	-	150,000
William Chi Hung Tsang, Chairman & Director	2005	150,000	12,500	198,480		-	-	-	360,980
William Chi Hung Tsang, Chairman & Director	2004	57,692		733,680	-	-	-	-	791,372
C. M. Chan, CEO & Director	2006	77,062	-	-	-	-	-	-	77,062
C. M. Chan, Director	2005	76,982	15,215	53,755	-	-	-	-	145,952
C.M. Chan, Director	2004	-	-	198,705	-	-	-	-	198,705

Compensation of Directors

In 2001, China World Trade committed itself to compensate each of its Board of Directors with 2,000 shares of its common stock per annum. Board members typically meet on a bi-monthly basis.

2006 Non-Qualified Stock Compensation Plan

The following table sets forth information about our 2006 Non-Qualified Stock Compensation Plans adopted by our Board of Directors and filed with the Commission as Exhibit 10.1 to our Registration Statement on Form S-8 on June 8, 2006 and December 21, 2006.

Shares remaining available for future issuance	Shares issuable upon exercise of options to be granted in the future	Weighted average exercise price of outstanding options

5,700,000	-	-

Pursuant to the 2006 plans, we registered a total of 6,500,000 shares of common stock. The Compensation Committee of the Board of Directors will issue common stock and award options to employees, directors, officers, consultants, advisors and other persons associated with our company. The 2006 plans are intended to provide a method whereby our company may be stimulated by the personal involvement of our employees, directors, officers, consultants, advisors and other persons in our business and reward such involvement, thereby advancing the interests of our company and all of its shareholders.

As at December 31, 2006, a total of 800,000 shares of common stock were issued to consultants pursuant to our 2006 Non-Qualified Stock Compensation Plans, leaving a balance of 5,700,000 to be issued in the future.

Item 11 .	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of common stock beneficially owned as of December 31, 2006 by (i) those persons or groups known to us who will beneficially own more than 5% of our common stock; (ii) each Director and director nominee; (iii) each executive officer whose compensation exceeded $100,000 in the fiscal year ended December 31, 2005; and, (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the Securities and Exchange Commission and upon information provided by such persons directly to us. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.

Name/Address	Number of Shares	Percentage Ownership(1)
William Chi Hung Tsang Room 1217, The Metropolis Tower, 10 Metropolis Drive, Hunghom, Hong Kong	21,787,675	49.7%

Powertronic Holdings Limited 9 Des Voeus Road West, 12 th Floor, Hong Kong	5,233,415	11.9%

Grand Perfection Limited (2) 15 th Floor, Rihang Hotel, 198 Linhe Road West, Guangzhou, PRC	1,368,619	3.1%

Chi Ming Chan 138 Tiyu Road East, 3 rd Floor, Goldlion Digital Network Center, Guangzhou, PRC	35,837	**

Chao Ming Luo 138 Tiyu Road East, 3 rd Floor, Goldlion Digital Network Center, Guangzhou, PRC	17,918	**

John Hui 7040 Granville Avenue, Suite 403, Richmond B.C. Canada	92,536	**

All Officers and Directors as a Group (5 persons)	23,302,585	53.1%

** Less than 1%

(1)Based on 43,865,923 shares outstanding as of December 31, 2006.
(2) Grand Perfection Limited is controlled by Zeliang Chen, a Director of the Registrant.

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

(b)   Reports on Form 8-K Filed in Fiscal Year 2006

(1)	On January 11, 2006, the Company filed a Form 8-K in order to report the new appointment of a president and vice-chairman and the election of new directors.

(2)	On February 21, 2006, the Company filed a Form 8-K regarding the changes of certifying accountants.

(3)	On March 1, 2006, the Company filed a Form 8-K in order to report the new appointment of their Chief Financial Officer.

(4)	On March 20, 2006, the Company filed an amendment to the current report on Form 8-K/A regarding the changes of certifying accountants.

(5)	On March 30, 2006, the Company filed a Form 8-K regarding the changes of certifying accountants.

(6)
On September 25, 2006, the Company entered into a Share Exchange Agreement (the “Agreement”) with Rainbow Wish Limited, a company organized and existing under the laws of the British Virgin Islands and a wholly owned subsidiary of the Registrant (“Rainbow Wish”), CWT International Excursion Investment Limited, a company organized and existing under the laws of the British Virgin Islands (“CWT Excursion”), and Chi Hung Tsang, the Chairman of the Company and holder of sixty percent (60%) of the capital stock of CWT Excursion, and also a citizen and resident of the People’s Republic of China (“Tsang”). Pursuant to the terms of the Agreement, the Company intends to issue 9,000,000 shares of common stock (the “CWTD Shares”) to Tsang in exchange for the transfer by Tsang of twenty-five (25) common shares of CWT Excursion (the “CWT Excursion Shares”) to Rainbow Wish, representing a 25% equity interest in CWT Excursion. A copy of the Agreement is attached hereto as Exhibit 10 and is incorporated by reference herein.

(7)
On September 29, 2006, China Chance Enterprises Limited,(“China Chance”), a wholly owned subsidiary of the Company, entered into a Sale and Purchase Agreement (the “Agreement”) with Wisdom Plus Limited, a limited liability company organized and existing under the laws of the British Virgin Islands (“Wisdom Plus”), pursuant to which China Chance agreed to sell and Wisdom Plus agreed to purchase, all of the outstanding registered shares (the “Shares”) of Rejoice Success Limited, the Company’s indirect wholly owned subsidiary holding 60% of the outstanding capital stock of General Business Network (Holdings) Ltd. which indirectly holds owns 51% of the outstanding capital stock of Guangdong New Generation Commercial Management Ltd (“New Generation”)., The purchase price for the Shares was $4.0 million, payable in installments in accordance with the schedule set forth in the Agreement.

(8)	On October 24, 2006, the Company filed a Form 8-K regarding the completion of an acquisition on CWT Excursion.

(9)
On November 6, 2006, the Company filed a Form 8-K regarding the completion of the disposal of 60% of our equity investment in New Generation through the sale of all of our shares of Rejoice Success Limited.

Item 14 .   Principal Accountant Fees and Services

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to accounting firm of Child, Van Wagoner & Bradshaw, PLLC, our current independent auditor, and all fees billed for other services rendered by Child, Van Wagoner & Bradshaw, PLLC during those periods.

Year Ended December 31	2006	2005

Audit Fees (1)	102,313	84,096

Audit-Related Fees () (2)	-	-

Tax Fees (3)	3,077	3,095

All Other Fees (4)	-	-

Total Accounting Fees and Services	105,390	87,191

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

Pre-Approval Policy For Audit and Non-Audit Services

The Company does not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before the Company engages an accountant. All of the services rendered to the Company by accounting firm of Child, Van Wagoner & Bradshaw PLLC after March 2006 were pre-approved by the Board of Directors of the Company.

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

INDEX TO EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description

14.1	Code of Ethics, incorporated by reference from Exhibit 14.1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chi Ming Chan, CEO *
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Man Ha, Principal Financial Officer *
32	Statement Required By 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002*.

  * Filed herewith.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2007

CHINA WORLD TRADE CORPORATION
By:	/s/ Chi Ming Chan
Chi Ming Chan, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Chi Ming Chan	Chief Executive Officer	April 16, 2007
Chi Ming Chan	Director
/s/ Man Ha	Chief Financial Officer	April 16, 2007
Man Ha

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date
/s/ William C.H. Tsang	Chairman and Director	April 16, 2007
William C.H. Tsang
/s/ Zeliang Chen	Vice Chairman and Director	April 16, 2007
Zeliang Chen
/s/ Chi Ming Chan	Chief Executive Officer	April 16, 2007
Chi Ming Chan	And Director
/s/ Chao Ming Luo	Director	April 16, 2007
Chao Ming Luo
/s/ Man Ha	Chief Financial Officer	April 16, 2007
Man Ha