Form 10QSB
period 2007-03-31
CHINA WORLD TRADE CORP
filed 2007-05-16
CIK 1081834

OMB APPROVAL
OMB Number: 3235-0416
Expires: December 31, 2007
Estimated average burden
hours per response: 174.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As at March 31, 2007, there were 49,565,923 shares of Common Stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

INDEX TO FORM 10-QSB

Page No.
PART I

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheet	4
- As of March 31, 2007

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss	5
- Three-Month Period Ended March 31, 2007 and 2006

Unaudited Condensed Consolidated Statements of Cash Flows	6
- Three-Month Period Ended March 31, 2007 and 2006

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Controls and Procedures	21

PART II

Item 1. Legal Proceedings	22

Item 2. Changes in Securities	23

Item 3. Defaults Upon Senior Securities	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	23

Item 6. Exhibits and Reports on Form 8-K	23

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA WORLD TRADE CORPORATION Condensed Consolidated Balance Sheet March 31, 2007

			Unaudited
			US$

ASSETS	Note
Current assets:
Cash and cash equivalents			$82,479
Accounts receivable, net			3,411
Prepayments			1,493,115
Other current assets			33,930
Disposal consideration receivable	9		3,000,000
Rental and other deposits			255,340
Due from affiliate company	3(a	)	45,567
Due from related company	3(b	)	18,994

Total Current Assets			4,932,836

Property, Plant and Equipment:
Property, plant and equipment, net			60,435
Investment in affiliate companies	8		8,838,062

Total Assets			$13,831,333

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable			$12,727
Accrued expenses			459,234
Due to a shareholder	3(d	)	1,135,766
Due to related companies	3 (c	)	68,524
Deferred income			5,013
Other current liabilities			255,744
Total Current Liabilities			1,937,008

Total Liabilities			1,937,008

Minority interest in consolidated subsidiaries			8,643

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY

Preferred stock, par value of US$0.001 each;
10,000,000 shares authorized, none issued or outstanding			-
Common stock, par value of US$0.001 each; 50,000,000 shares authorized, 49,565,923 shares issued and outstanding as of March 31, 2007	7		49,566
Additional paid-in capital			41,010,482
Accumulated other comprehensive income
- foreign currency translation adjustment			67,695
Accumulated deficit			(29,242,061)

Total Stockholders’ Equity			11,885,682

Total Liabilities and Stockholders’ Equity			$13,831,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA WORLD TRADE CORPORATION Condensed Consolidated Statements of Operations and Comprehensive Loss

	Note	Three-month period ended March 31,
		2007	2006
		US$	US$
		Unaudited	Unaudited
Operating revenues
Club and business centre		151,242	152,615
Business traveling services		-	1,121,480
Business value-added services		-	634,120
Rental		-	3,461
		151,242	1,911,676
Operating costs and expenses
Club and business centre		8,324	7,706
Business traveling services		-	169,381
Business value-added services		-	299
Rental		-	-
		8,324	177,386
Other expenses
Bad debts recovered		(12,268)	-
Impairment, depreciation and amortization		5,914	148,261
Stock-based consultancy expenses	5	629,425	-
Selling, general and administrative expenses		549,976	2,000,976
		1,173,047	2,149,237

Loss from operations		(1,030,129)	(414,947)
Non-operating income (expense)
Other income		192	42,635
Interest income		352	11,937
Interest expense		-	(54,197)
Realized gain on disposal of available-for-sale securities		-	46,000
Equity in earnings of affiliates	8	(56,429)	-
Loss before income tax and minority interests		(1,086,014)	(368,572)
Income tax expense		-	(46,022)
Loss before minority interests		(1,086,014)	(414,594)
Minority interests		8,963	14,806
Net income/(loss)		$(1,077,051)	$(399,788)
Other comprehensive income (loss):
Unrealized holding gain (loss) arising during the period		-	(855,250)
Less: reclassification adjustments for gains or losses		-	(46,000)
Included in net profit (loss)
Foreign currency translation adjustment arising during the period		8,232	-
Comprehensive income (loss)		(1,068,819)	(1,301,038)

Loss per share of common stock		(0.02)	(0.01)

Weighted average number of common stock outstanding		45,892,590	33,668,923

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHINA WORLD TRADE CORPORATION
Condensed Consolidated Statements of Cash Flows

Three-month period ended March 31,
2007	2006
Unaudited	Unaudited
US$	US$

Cash flows from operating activities:
Net income (loss)	(1,077,051)	(399,788)

Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	(8,963)	(14,806)
Share of losses in affiliate companies	56,429	-
Depreciation and amortization	5,914	74,378
Bad debts recovered	(12,268)	-
Impairment loss on property, plant and equipment	-	8,519
Impairment loss on current assets	-	65,004
Stock issued for services	629,425	-
Realized gain on available-for-sale securities	-	(46,000)
Available for sale securities received as income	-	(375,000)
(Decrease) increase in deferred income	(83)	98,344
Changes in working capital:
Accounts receivables	2,749	(983,030)
Other current assets	(5,343)	(406,578)
Loans receivable	-	311,299
Due from related parties	-	(198)
Due from related companies	(6,726)	(24,602)
Due from an affiliate company	(20,404)	-
Rental and other deposits	(26)	21,879
Prepayments	(1,092)	(151,510)
Hire purchase creditor	-	86,482
Account payables	315	(234,907)
Accrued expenses	(75,885)	(219,835)
Other current liabilities	106,963	50,673
Due to related parties	-	618
Due to related companies	17,242	(56,018)
Income tax payable	-	23,895
Net cash used in operating activities	(388,804)	(2,171,181)
Cash flows from investing activities:		-
Proceeds from a subsidiary disposed in preceding year	900,000	-
Acquisition of property, plant and equipment	(635)	(228,167)
Proceeds from disposal of available-for-sale securities	-	146,000
Net cash provided by (used in) investing activities	899,365	(82,167)
Cash flows from financing activities:
Advance from (repayment to) a shareholder	(543,459)	443,739
Proceeds from new bank loan	-	1,852,469
Repayment of amount borrowed	-	(277,870)
Net cash provided by (used in) financing activities	(543,459)	2,018,338

Foreign currency translation adjustments	8,233	-
Net increase (decrease) in cash and cash equivalents	(24,665)	(235,010)
Cash and cash equivalents at beginning of period	107,144	3,234,864
Cash and cash equivalents at end of period	82,479	2,999,854

Supplemental disclosure information:
Interest paid	-	54,197
Income tax paid	-	46,022

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. As permitted by Form 10-QSB instructions, we have not disclosed the detailed information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Accordingly, the unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2006, which is included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2007. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The Company operates business clubs in the major cities of China in association with the World Trade Center Association in order to position ourselves as the platform to facilitate trade between China and the world market. We currently operate two clubs, one in Guangzhou and the other in Beijing, PRC.

The Company holds a 40% equity interest in its affiliate, General Business Network (Holdings) Ltd. (“GBN”), which acquired a majority stake of Guangdong New Generation Commercial Management Limited ( “New Generation”) in August 2004. New Generation provides business travel services, and acts as a consolidator of airline tickets and hotel accommodations in China.

The Company holds a 25% equity interest in its affiliate, CWT International Excursion Investment Limited, which acquired a majority stake of Suzhou Tongli International Excursion Development Limited (“Suzhou Tongli”) in July 2006. Suzhou Tongli is the sole legal tourism operator and planner for Tongli, an ancient town in Jiangsu province of China and home of the Tuisi Garden, a UNESCO World Cultural Heritage site. The revenue of Suzhou Tongli mainly comes from traditional sightseeing entrance ticketing and from a combination of participative tourism programs, leisure tourism, extended vacation tourism, value-added business travel and so on. Suzhou Tongli owns the entrance tickets operation rights for 12 scenic spots in Tongli, which include 3 exclusively operated scenic spots and 9 collaboratively operated scenic spots.

New Accounting Pronouncement

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements." The adoption of this statement is not expected to have a material effect on the Company's financial statements.

2.	GOING CONCERN CONSIDERATIONS

Though the Company has a positive net working capital of US$2,995,828 as of March 31, 2007, the Company had net loss of US$1,077,051 and US$399,788 for the three-month periods ended March 31, 2007 and 2006, respectively. Continuation of the Company as a going concern is dependent upon obtaining additional working capital through additional equity funding and attaining profitable operations in the future. Management has developed a strategy, which they believe can be accomplished and will enable the Company to operate in the future. The inability of the Company to secure additional funding and attain profitable operations in the near term could adversely impact the Company's business, financial position and prospects.

3.  AMOUNT DUE FROM/TO RELATED PARTIES

(a) Due from affiliate company

As of March 31, 2007 US$
CWT International Excursion Investment Ltd.	45,567
Classified as current assets	45,567

The amounts due from affiliate company as of March 31, 2007 represented unsecured advances which are interest-free and repayable on demand.

(b) Due from related companies

As of March 31, 2007 US$
GBN Wealth Management Limited	18,994
Classified as current assets	18,994

The amounts due from related companies as of March 31, 2007 represented unsecured advances which are interest-free and repayable on demand.

(c) Due to related companies

As of March 31, 2007 US$
Guangzhou Goldlion City Properties Co., Ltd.	3,635
Beijing Wanlong Economic Consultancy Corporation Ltd.	40,877
Guangzhou City International Exhibition Co.	24,012
Classified as current liabilities	68,524

The amounts due to related companies as of March 31, 2007 represented unsecured advances which are interest-free and repayable on demand.

(d) Due to a shareholder

As of March 31, 2007 US$
Mr. William Tsang	1,135,766
Classified as current liabilities	1,135,766

The amount due to a shareholder as of March 31, 2007 represented unsecured advances which are interest-free and repayable on demand.

4.  RELATED PARTY TRANSACTIONS

(a)  Names and relationship of related parties

Existing relationships with the Company

Beijing Wanlong Economic Consultancy Corporation Ltd.	PRC partner of a subsidiary

Bernard Chan	An ex-officer and an ex-shareholder of the Company

Chan Chi Ming	A director, shareholder and officer of the Company

Chen De Xiong	A director and shareholder of a former subsidiary

Chen Zeliang	A director and ex-shareholder of the Company

CWT International Excursion Investment Limited	An affiliate company of the Company

GBN Wealth Management Limited	A former subsidiary which a director of the Company is a director

Glory River Corporation	A company which an officer of the Company is a director

Goldlion Holdings Ltd.	A company controlled by close family members of a director

Guangdong Huahao Industries Group Co. Ltd.	A shareholder of a a former subsidiary

Guangzhou City International Exhibition Co.	PRC partner of a subsidiary

Guangzhou Cyber Strategy Limited	A company in which a director of the Company has beneficial interest

Guangzhou Goldlion City Properties Co., Ltd.	A company controlled by close family members of a director

Guangzhou Goldlion Environmental Technology Co., Ltd.	A company controlled by close family members of a director

Guangzhou Sanranxin Travel Ltd	A company in which a director of the Company has beneficial interest

Ho Chi Kin	A former independent director of the Company

Huang Ze Hua	A shareholder and director of a former subsidiary

John Hui	A director, shareholder and ex-officer of the Company

Luo Chao Ming	A director and shareholder of the Company

Renard Investments Limited	A company controlled by close family members of a director

Suo Hong Xia	A shareholder and director of a former subsidiary

William Tsang	A director, shareholder and officer of the Company

(b) Summary of related party transactions

	Three-month period ended March 31, 2007	Three-month period ended March 31, 2006
	US$	US$

Consultancy fee expenses to
Beijing Wanlong Economic Consultancy Corporation Ltd.	4,802	4,631
Bernard Chan	-	12,821
Chen Dexiong	-	1,482
Guangzhou City International Exhibition Co.	4,802	4,631
Glory River Corporation	17,308	13,462
Huang Zehua	-	926
Suo Hongxia	-	463

Director fee to
Ho Chi Kin	-	1,000
William Tsang	37,500	37,500
Chan Chi Ming	19,334	19,266
John Hui	-	-
Luo Chao Ming	1,152	4,869
Chen Zeliang	3,842	3,705

Rent and related expenses to
Renard Investments Limited	10,365	-
Guangzhou Goldlion City Properties Co., Ltd.	57,534	53,750
Guangzhou Goldlion Environmental Technology Co., Ltd.	47,499	43,207

Personal guarantee granted from
Mr. William Tsang	-	19,231

Traveling expenses to
Guangzhou Sanranxin Travel Ltd.	17,347	-

5.  STOCK-BASED COMPENSATION

The Company records compensation expense for stock-based employee compensation plans using the intrinsic value method in which the compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price of the award on the measurement date.

On December 31, 2003, the Board of Directors adopted a stock option plan ("The 2003 Plan"). The 2003 Plan allows the Board of Directors to grant stock options to various employees of the Company. 1,000,000 stock options were granted in accordance with the terms of the 2003 Plan on December 31, 2003 to certain officers and directors at an exercise price of US$0.673 per share. On February 20, 2004, the Company cancelled 95,000 options due to resignation and job reposting; accordingly there are no options outstanding at March 31, 2007.

Pursuant to a registration statement filed as of June 8, 2006 and December 21, 2006, the 2006 Non-qualified Stock Compensation Plan has become effective. It is intended to advance the best interests of the Company by providing those persons who have a substantial responsibility for its management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. Further, the availability and offering of stock options and common stock under the Plan supports and increases the Company's ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability of the Company depends. The total number of shares of the Company available for grants of Stock Options and Common Stock under the Plan shall be 6,500,000, which are not subject to any restriction on transferability and are to be granted to certain employees, officers, directors and consultants.

As of March 31, 2007, 6,500,000 shares in total under the 2006 Non-qualified Stock Compensation Plan have been fully issued. Please see footnote no. 7 below for details.

The cost of stock based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with
Selling, Goods or Services" ("EITF 96-18").

The following table shows the stock-based compensation recognized during the three months periods ended March 31, 2007 and 2006.

	Number of	Three-month period ended March 31,
	shares	2007	2006
Stock-based compensation recognized for consultancy services	issued	US$	US$

Stock issued in February 2007
Expenses to Canyon Red Group Limited	691,000	31,095	-
Expenses to Techpro Services Limited	1,437,000	167,650	-
Expenses to Perfect Bright Holdings Limited	712,000	100,867	-
Expenses to Grande Angel International Limited	2,860,000	79,560	-

	5,700,000	379,172	-
Stock issued in August 2006
Expenses to Geentree Financial Group, Inc.	800,000	250,253

	6,500,000	629,425	-

6. BUSINESS SEGMENT INFORMATION

The following segment presentation of net income includes the equity in earnings of the Company’s affiliate GBN and CWT Excursion for the respective periods in net income, but not their respective operating revenues and profit or loss from operation.

The equity in earnings of GBN are $2,604 and Nil for the three months ended March 31, 2007 and 2006 respectively.

The equity in losses of CWT Excursion are $59,034 and Nil for the three months ended March 31, 2007 and 2006 respectively.

	Three-month period ended March 31,	Three-month period ended March 31,
	2007	2006
	US$	US$
Operating revenues
Club and business centre	151,242	152,615
Business traveling services	-	1,121,480
Business value-added services	-	634,120
Rental	-	3,461

	151,242	1,911,676

	US$	US$
Profit (Loss) from operations
Club and business centre	(121,679)	(98,569)
Business traveling services	(131,962)	23,427
Business value-added services	(31,659)	449,714
Rental	-	(226,447)

	(285,300)	148,125
Corporate expenses	(744,829)	(563,072)
Consolidated operating loss	(1,030,129)	(414,947)

Realized gain on available-for-sale securities
Other income	192	42,635
Interest income	352	11,937
Interest expense	-	(54,197)
Realized gain on available-for-sale securities	-	46,000
Equity in earnings of affiliates	(56,429)	-

Net loss before income taxes and minority interest	(1,086,014)	(368,572)

7.  ISSUANCE OF SHARES

The following capital stock transactions, which were all recorded at fair values as of their respective date of agreements, occurred during the three months ended March 31, 2007:

(a)
On February 27, 2007, the Company issued 691,000 shares to Canyon Red Group Limited for consulting services provided. Of the total amount of consultancy fee of $186,570, $15,893 and $31,095 had been accounted for as expenses during the year ended December 31, 2006 and three months ended March 31, 2007 respectively in accordance with terms of the consultancy contract, which is based on the five days average market price preceding the vested date (that is, contract date) of $0.27 as of November 15, 2006 multiplied by the 691,000 shares issued. The shares issued were unrestricted, pursuant to an S-8 registration filed with the SEC on June 8, 2006. The services provided relate to conducting a feasibility study and/or implement various information technology solution and advising the Company on the IT development strategy in Tongli Town, Jiangsu, the People's Republic of China.

(b)
On February 27, 2007, the Company issued 1,437,000 shares to Techpro Services Ltd. for consulting services provided. Of the total amount of consultancy fee of $502,950, $74,507 and $167,650 had been accounted for as expenses during the year ended December 31, 2006 and three months ended March 31, 2007 respectively in accordance with terms of the consultancy contract, which is based on the vested date (that is, contract date) reference share price of $0.35 as of November 20, 2006 multiplied by the 1,437,000 shares issued. The shares issued were unrestricted, pursuant to an S-8 registration filed with the SEC on December 21, 2006. The services provided relate to advisory services on the business development, and facilitation services in the expansion of the World Trade Center Clubs and/or CEO Clubs network within the People’s Republic of China.

(c)
On February 27, 2007, the Company issued 712,000 shares to Perfect Bright Holdings Limited for consulting services provided. Of the total amount of consultancy fee of $242,080, $100,867 had been accounted for as expenses during the three months ended March 31, 2007 in accordance with terms of the consultancy contract, which is based on the vested date (that is, contract date) reference share price of $0.34 as of January 17, 2007 multiplied by the 712,000 shares issued. The shares issued were unrestricted, pursuant to an S-8 registration filed with the SEC on December 21, 2006. The services provided relate to a feasibility study on the developing resort and related business in Tongli Town, Wujiang City, Jiangsu Province, People’s Republic of China.

(d)
On February 27, 2007, the Company issued 2,860,000 shares to Grande Angel International Ltd. for consulting services provided. Of the total amount of consultancy fee of $1,029,600, $79,560 had been accounted for as expenses during the three months ended March 31, 2007 in accordance with terms of the consultancy contract, which is based on the vested date (that is, contract date) reference share price of $0.36 as of January 15, 2007 multiplied by the 2,860,000 shares issued. The shares issued were unrestricted, pursuant to an S-8 registration filed with the SEC on December 21, 2006. The services provided relate to advisory in strategic planning of business, business development and marketing to the area of Guangzhou and Beijing.

8.  INVESTMENT IN AFFILIATES

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

Carrying value of affiliates consists of the following:

	Three months ended March 31, 2007 US $	Twelve months ended December 31, 2006 US $

General Business Network (Holdings) Limited.

Carrying value in GBN at beginning of period	2,538,529	-
Acquisition during the year at carrying value	-	2,666,667
Equity in earnings of GBN	2,604	(128,138)
Cash dividend received from GBN	-	-
Carrying value in GBN at end of period	2,541,133	2,538,529
CWT International Excursion Investment Limited
Carrying value in CWT Excursion at beginning of period	6,355,963	-
Acquisition during the year at carrying value	-	6,408,000
Equity in earnings of CWT Excursion	(59,034)	(52,037)
Cash dividend received from CWT Excursion	-	-
Carrying value in CWT Excursion at end of period	6,296,929	6,355,963

Carrying value in affiliates at end of period	8,838,062	8,894,492

Unaudited condensed results of operations of CWT Excursion are summarized below. All amounts are presented in accordance with accounting principles generally accepted in the United States. The revenues and expenses have been translated at weighted−average exchange rates.

	Three-month period ended March 31,
	2007 US$ Unaudited	2006 US$ Unaudited

Operating revenues	639,391	-
Operating costs and expenses	(1,083,783)	-
Loss from operation	(444,392)	-
Interest income	894	-
Minority interest	207,364	-
Net loss	(236,134)	-

Unaudited condensed results of operations of GBN are summarized below. All amounts are presented in accordance with accounting principles generally accepted in the United States. The revenues and expenses have been translated at weighted−average exchange rates. The comparative figures for 2006 are those figures during which GBN was a subsidiary of the Company.

	Three-month period ended March 31,
	2007 US$ Unaudited	2006 US$ Unaudited

Operating revenues	1,151,230	1,499,942
Operating costs and expenses	(1,102,451)	(1,359,871)
Profit from operation	48,779	140,071
Other income less other expenses	5,613	(45,090)
Income tax	(20,101)	(46,022)
Minority interest	(27,781)	14,806
Net profit	6,510	63,765

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

CWT Excursion was incorporated in March, 2006, and is the owner of 51% of the equity interest in a joint venture company known as Suzhou Tongli International Excursion Development Limited, which is a company organized and existing under the laws of the People’s Republic of China (“Suzhou Tongli”). Suzhou Tongli is in the business of operating tourist concessions in Tongli Town, Suzhou City, Jiangsu Province, People’s Republic of China. Pursuant to the Agreement, Mr. Tsang has also agreed to grant Rainbow Wish the option to purchase an additional 35% of the capital stock of CWT Excursion within twelve months of the date hereof, at a price that will be agreed upon by both parties at the time of exercise of said option in a separate agreement. Please see footnote no. 1 for business operation of CWT Excursion.

The acquisition consideration of CWT Excursion amounts to $6,408,000, which is taken as the carrying value in CWT Excursion at acquisition date of September 25, 2006. It is the fair market value of the CWTD Shares to be issued to Mr. Tsang, based on the closing bid price for the common stock of CWTD in the last five trading days preceding the date of the Agreement of $0.712.

The investment in CWT Excursion is categorized as an equity method investment because the Company owns 25% of its equity, which is 20% or more and is 50% or less of its outstanding capital stock. It is included in the consolidated income statement using the equity method of accounting and is included in balance sheet at cost plus equity accounting adjustments.

(b)	Addition of affiliate

Upon disposal of 60% of General Business Network (Holdings) Limited (“GBN”) common shares on September 29, 2006, the Company holds 40% of its outstanding capital stock. GBN becomes an affiliate subsequent to the disposal. The carrying value of GBN at September 29, 2006 of $2,666,667 is ascertained with reference to consideration for 60% equity of GBN disposed ($4,000,000 x 40%/60%).

9. Disposal consideration receivable

Disposal consideration receivable is the consideration receivable from Wisdom Plus Limited relating to the disposal of GBN on September 29, 2006.

The total consideration of US$4,000,000 is to be paid by 4 installments from September 30, 2006 to July 29, 2007 in cash or shares of common stock issued by any Pink Sheet companies or OTCBB companies in lieu of the consideration. Cash of US$1,000,000 had been received as of March 31, 2007 in accordance with the Agreement with the following schedules: US$100,000 to be paid on September 30, 2006; US$900,000 to be paid on January 29, 2007; US$1,000,000 to be paid on April 29, 2007; and US$2,000,000 to be paid on July 29, 2007.

10. CONTINGENCIES

Prior to the completion of acquisition by the Company, Guangdong New Generation Commercial Management Ltd. (“New Generation”), a former subsidiary of the Company, had been paying Mainland China income tax at a basis of calculation which was not in accordance with the standard basis of calculation as stipulated by the Mainland China tax law. The shortfall of the underpaid tax liabilities, related surcharges and penalty up to the date of acquisition by the Company has already been fully provided in the consolidated financial statements. However, New Generation would potentially be liable to further surcharge for late payment and penalty, additional to the amount being provided, for the period since the date of acquisition by the Company and up to the balance sheet date. A shareholder of New Generation has undertaken to indemnify the Company against such shortfall and additional tax-related liabilities. As of March 31, 2007, the estimated further surcharges and penalties which New Generation was potentially liable amounted to US$9,470,714 and US$185,771 respectively. The estimated further penalties were based on the highest charge rate of the range from 50% to 500%.

Subsequent to the disposal of GBN on September 29, 2006, New Generation ceased to be a subsidiary of the Company and this contingency will have a potential indirect effect on the carrying value of the investment in affiliate companies. Of total US$8,838,062, investment in affiliate company relating to GBN amounted to US$2,541,133 as of March 31, 2007.

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

Our growth and development as a business enterprise has been marked by a number of significant corporate events. Pursuant to a Share Exchange Agreement, dated as of August 10, 2000, between Virtual Edge Limited ("Virtual Edge") and Main Edge International Limited ("Main Edge"), Main Edge transferred all of the issued and outstanding shares of the capital stock of Virtual Edge to the Company in exchange for 1,961,175 shares of our pre-split common stock, representing approximately 75% of our outstanding shares of the common stock. Accordingly, we controlled the operations of Virtual Edge, and Main Edge became our majority stockholder. We then undertook an 8-for-1 forward split that was effective on the September 15, 2000, which resulted in Main Edge owning 15,689,400 shares of our common stock. Then, five major developments occurred. These were: (i) the consummation of two private placement financings by Powertronic Holdings Limited ("Powertronic") in September 2002 and December 2002 in which it acquired shares of our common stock, (ii) an acquisition of all the issued and outstanding shares of General Business Network (Holdings) Ltd. in December 2002, (iii) a 1-for-30 reverse stock split that was effective on September 1, 2002, (iv) the assignment of the rights of the after tax rental income of certain premises from Mr. Tsang for a five year period in December 2003, and (v) the exercise of warrants for the shares of our common stock by Mr. Tsang and Powertronic in March 2004 and in July 2004, and the further exercise additional warrants in December 2004. As a result of these transactions, Mr. Chi Hung Tsang became the new major shareholder and owns over 12,600,000 shares of our common stock and Powertronic owns over 5,500,000 shares. Mr. Chi Hung Tsang is currently President and Chairman of our Board of Directors.

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

Since the completion of the acquisition of majority stake of Guangdong New Generation Commercial Management Limited (the “New Generation Group” or “New Generation”) in August 2004, the Business Travel Services division has provided the necessary platform for China World Trade Corporation to focus on the high growth, travel related businesses. Although New Generation has contributed most of the revenue for the Company since the acquisition, the management of the Company, after careful monitoring the industry for a period of time, noticed that the profit margin of air-ticketing business is diminishing because of the continuous higher fuel price and additional cost associated into it, not to mentioned the foreseeable huge increasing cost on manpower in China because of its improving living standards. The management made a decision on September 29, 2006 to sell 60% of our equity holding on General Business Networks (Holdings) Limited which holds 51% of the outstanding capital stock of Guangdong New Generation Commercial Management Limited. In order to diversify our interest in business related travel services, the management acquired 25% equity interest of CWT International Excursion Limited which owns 51% of the outstanding capital stock of a joint venture company known as Suzhou Tongli (International) Excursion Development Limited (“Suzhou Tongli”) on September 25, 2006. Suzhou Tongli is a company organized and existing under the laws of the People’s Republic of China; and is in the business of operating tourist concessions in Tongli Town, Suzhou City, Jiangsu Province, People’s Republic of China. This strategic acquisition is believed to provide the Company with entry into the high margin tourism segment of the travel business because Tongli town is quickly becoming one of the most popular domestic and international tourist destinations in China with strong tourism, business travel growth opportunities in the region.

The Business Value-Added Services division concentrates on value-added services of merchant related businesses as well as on consultancy services. Our Company will leverage the network and database of the Business Clubs, New Generation and Suzhou Tongli to provide business related services to its clients. In addition, this division also provides consultancy services to China World Trade's members and clients in the corporate strategy and business development areas including mergers and acquisitions, corporate restructuring and financing.

RESULTS OF OPERATIONS

The following table shows the selected unaudited condensed consolidated income statement data of the Company and its subsidiaries for the three-month period ended March 31, 2007 and March 31, 2006. The data should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company for the three-month period ended March 31, 2007 and March 31, 2006 and related notes thereto.

CHINA WORLD TRADE CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Income In Thousands (000), Except Per Share Data

	Three-month period ended March 31,
	2007	% of	2006	% of
	US$	Revenue	US$	Revenue
	Unaudited		Unaudited
Operating revenues
Club and business centre	151	100.0	153	7.9
Business traveling services	-	-	1,122	58.7
Business value-added services	-	-	634	33.2
Rental	-	-	3	0.2
	151	100.0	1,912	100.0
Gross profit
Club and business centre	143	94.7	145	7.6
Business traveling services	-	-	952	49.8
Business value-added services	-	-	634	33.1
Rental	-	-	3	0.2

	143	94.7	1,734	90.7
Other expenses
Bad debts recovered	(12)	(8.0)	-	-
Impairment, depreciation and amortization	6	4.0	148	7.7
Stock-based consultancy expenses	629	416.6	-	-
Selling, general and administrative expenses	550	364.2	2,001	104.7

	1,173	776.8	2,149	112.4

Loss from operations	(1,030)	(682.1)	(415)	(21.7)

Non-operating income (expense)
Other income	-	-	43	2.2
Interest income	-	-	12	0.6
Interest expense	-	-	(54)	(2.8)
Realized gain on disposal of available-for-sale securities	-	-	46	2.4

Equity in earnings of affiliates	(56)	(37.1)	-	-

	(1,086)	(719.2)	(368)	(19.3)
Income tax expense	-	-	(46)	(2.4)

Loss before minority interests	(1,086)	(719.2)	(414)	(21.7)
Minority interests	9	6.0	15	0.8

Net income/(loss)	(1,077)	(713.2)	(399)	(20.9)
Other comprehensive income (loss):
Unrealized holding gain (loss) arising during the period	-	-	(856)	(44.7)
Less: reclassification adjustments for gains or losses	-	-	(46)	(2.4)
Included in net profit (loss)
Foreign currency translation adjustment arising during the period	8	5.3	-	-
Comprehensive income (loss)	(1,069)	(707.9)	(1,301)	(68.1)

Loss per share of common stock	(0.02)		(0.01)

Weighted average number of common stock outstanding	45,892,590		33,668,923

THREE-MONTH PERIOD ENDED MARCH 31, 2007 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2006

Operating Revenue

We have provided club and business center services through our subsidiary Guangzhou World Trade Center Club located in Guangzhou Province, the PRC since June 2002, and business value-added services and other business (trading) through a subsidiary of General Business Network (Holdings) Limited since March 2003. We have commenced our operation in the business travel business since our acquisition of New Generation in August 2004. However, the revenue from our business traveling service does not include under the operating revenue since the holding of both General Business Network (Holdings) Limited and CWT International Investment Limited are classified as affiliate companies. Their equities in earnings are presented under the item of Other Income/ Expense. Consolidated operating revenue for the three-month period ended March 31, 2007 was approximately 151,000, compared to $1,912,000 for the same corresponding period in year 2006, a decrease of $1,761,000 or 92.1%. The decrease was mainly due to the reclassification of accounting treatment on the affiliated companies of General Business Network (Holdings) Limited (“GBN”) and CWT International Excursion Investment Limited (“CWT Excursion”); as well as the non-activities from our business value-added services..

Our mix of operating revenues will continue to shift. We will continue to utilize the World Trade Center Clubs in various major cities in China to provide the necessary platform for the growth of our businesses. We believe that our revenue will continue to improve steadily under normal business circumstances.

Of the $151,000 revenue in the three-month period ended March 31, 2007, all of revenue were generated from providing club related services by our Guangzhou World Trade Center Club and Beijing World Trade Center Club.

Consolidated gross profit decreased by $1,591,000 or 91.8% for the three-month period ended March 31, 2007 over the same corresponding period in year 2006. The decrease was predominantly driven by the disposal of the 60% equity interest holding on GBN, which resulted in the reclassification as affiliate company and therefore no revenue of GBN was recorded under equity method of accounting. There has been no revenue generated from our business value-added services section for the first quarter. Gross profit from our club and business center has decreased slightly by $2,000 or 1.4% for the three-month period ended March 31, 2007 over the same corresponding period in year 2006. As a percentage of total operating revenues, the consolidated gross profit margin of 94.5% for the three-month period ended March 31, 2007 increased from 90.7% for the same corresponding period in 2006.

Of the $143,000 total gross profit for the 3-month period ended March 31, 2007, all of the gross profit was generated from providing club and business center services, As compared to the same corresponding period in year 2006, the club and business center services represented a 7.6% (or $145,000) of the total gross profit; 49.8% (or $952,000) was generated from the business travel business, 33.2% (or $634,000) from the business value-added services; and the remaining 0.2% (or $3,000) from other (rental and cattle hide trading) businesses. The shift in segmental distribution was primarily due to the re-classification of affiliate companies’ income and operating cost and expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by approximately $822,000 or 41.1% to $1,179,000 for the three-month period ended March 31, 2007 from $2,001,000 for the same corresponding period in 2006. The decrease was mainly due to (1) the decrease in rents and office expenses and staff related costs in the amount of approximately $599,000; (2) the decrease in various advertising expenses in the amount of approximately $173,000; and (3) the decrease in salaries predominantly resulting from our business traveling services operation in the amount of approximately $401,000 (4) the decrease in consultancy expenses related to business value-added services in amount of approximately $230,000, which are partially offset by the increase in share-based consultancy expenses in amount of approximately $629,000. We believe the selling, general and administrative expenses will start to increase steadily if our businesses continue to grow.

Impairment Loss and Depreciation

Total impairment loss and depreciation were approximately $6,000 for the three-month period ended March 31, 2007, as compared to the same corresponding period in year 2006, a decrease of $142,000 or 95.9% from $148,000. The decrease was mainly due to the decrease in depreciation of our fixed asset from the business traveling services and the decrease in depreciation charges in the amount of $59,000. Under normal circumstances, we will review the impairment of our assets at the year end or at the anniversary of such assets.

Other Income and Realized Gain

The other income and realized gain decreased by approximately $89,000 for the three-month period ended March 31, 2007, as compared to the same corresponding period in 2006. There was no record of other income and realized gain for the period.

Equity in earnings of affiliates

We recorded equity in earnings of approximately $2,600 from our affiliate company General Business Network (Holdings) Limited and equity in loss of affiliate of approximately $59,000 from CWT International Investments Limited for the three-month period ended March 31, 2007. There was no corresponding figure for the same corresponding period in year 2006.

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

Income taxes were zero for the three-month period end March 31, 2007, as compared to $46,000 for the same corresponding period in year 2006, a decrease of $46,000 (or 100%).

Net Income /Comprehensive income

Net loss was approximately $1,077,000 for the three-month period ended March 31, 2007, as compared to the net loss in the amount of $400,000 for the same corresponding period in year 2006, an increase of approximately $677,000. The increase in net loss was the result of the disposal of majority interest equity holdings on business traveling services and the lack of revenue from our business value-added services for the reporting period. The management believes that our operations will continue to improve and we do not foresee a continuous trend of losses.

Liquidity and Capital Resources

As of March 31, 2007, cash and cash equivalents totaled $82,479, as compared to March 31, 2006 of $2,999,854, and December 31, 2006 of $107,144, a decrease of approximately $2.92 million and $25,000 respectively. This decrease in cash position in the amount of approximately $25,000 during the three-month period ended March 31, 2007 was the result of a combination of net cash used in financing activities in the amount of approximately $543,000 and net cash used in operating activities of approximately $389,000, offsetting by and net cash provided by investing activities of approximately $899,000 and foreigeign currency translation adjustment on cash of $8,000. The net cash used in financing activities was mainly due to a repayment of an advance from a shareholder for approximately $543,000. The net cash provided from investing activities was contributed by the proceeds from a subsidiary disposed in preceding year in the total amount of $900,000. The net cash used in operating activities was attributable to net loss net of non-cash adjustments of approximately $407,000, offsetting by the change in net working capital of approximately $18,000. This change in net working capital was due to the increase in other payables of $124,000, partially offsetting by increase in trade and other receivables of approximately $30,000, and decrease in accrued expenses of $76,000.

During the reporting period of the three-month ended March 31, 2007, there was a total of 5,700,000 new shares issued and our total issued and outstanding shares of our common stock was at 49,565,923 as of March 31, 2007.

We believe that the level of financial resources is a significant factor for our future development and accordingly may choose at any time to raise capital through private debt or equity financing to strengthen our financial position, facilitate growth and provide us with additional flexibility to take advantage of business opportunities. However, we do not have any immediate plan to pursue a public offering of our common stock.

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

Disclosure Controls and Internal Controls

Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) the Company's assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

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

On December 10, 2004, Kenneth P. Silverman, Esq., as Trustee for the Estate of Chief Executive Officers Clubs, Inc. (the “Trustee”), filed a Complaint against CEO Clubs China Limited, China World Trade Corporation, Simon Guo and J.P. Li (the “Complaint”) (collectively the “Parties”), which commenced an Adversary Proceeding relating to a Chapter 7 bankruptcy case pending in the U.S. Bankruptcy Court for the Southern District of New York, captioned as In Re: Chief Executive Officers Clubs, Inc., Debtor. The Complaint alleges, among other things, that certain assets of the Chief Executive Officers Clubs, Inc. bankruptcy estate were transferred to our Company in violation of Section 549 of the Bankruptcy Code. It requests that the Bankruptcy Court order, among other things, a return of such assets by our Company and/or seeks a judgment against us in the amount of not less than $480,000.

On April 19, 2007, the Motion by the Trustee in the above-mentioned Adversary Proceedings for an order authorizing the Trustee and the Complaint to enter into and approving the settlement of the Adversary Proceeding pursuant to Federal Rule of Bankruptcy Procedure 9019(a) was approved and granted by the judge in the U.S. Court for the Southern District of New York. The Trustee and the Complaint were further authorized to enter into the Stipulation Settling, such that CEO Clubs China Limited and China World Trade Corporation shall tender to the Trustee the sum of $45,000 which has led to the release and discharge of CEO Clubs China Limited and China World Trade Corp from any or all of claims, cause of actions and liabilities, arising from any matter whatsoever.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

3.1	Articles of incorporation are hereby incorporated by reference from our registration statement on Form 10-SB, filed with the Commission on September 9, 1999, SEC File No. 000-26119.
3.2	By-laws are hereby incorporated by reference from our registration statement on Form 10-SB, filed with the Commission on September 9, 1999, SEC File No. 000-26119.
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chi Ming Chan, Vice Chairman and CEO
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Man Ha, Chief Financial Officer
32.1	Section 1350 Certifications of Chi Ming Chan, Vice Chairman and CEO
32.2	Section 1350 Certifications of Man Ha, Chief Financial Officer

(b) Reports on Form 8-K;

 None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China World Trade Corporation (Registrant)

Date: May 15, 2007	By:	/s/ Chi Ming Chan
Chi Ming Chan Chief Executive Officer

Date: May 15, 2007	By:	/s/ Man Ha
Man Ha Chief Financial Officer