Form 10QSB
period 2007-06-30
CHINA WORLD TRADE CORP
filed 2007-08-14
CIK 1081834

OMB APPROVAL
OMB Number: 3235-0416
Expires: December 31, 2007
Estimated average burden
hours per response: 174.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As at June 30, 2007, there were 49,565,923 shares of Common Stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

INDEX TO FORM 10-QSB

Page No.
PART I

Item 1. Financial Statements	3

Unaudited Condensed Consolidated Balance Sheet	4
- As of June 30, 2007

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income	5
- Three-Month and Six-Month Periods Ended June 30, 2007 and 2006

Unaudited Condensed Consolidated Statements of Cash Flows	6
- Six-Month Period Ended June 30, 2007 and 2006

Notes to Unaudited Condensed Consolidated Financial Statements	7-18

Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations	19

Item 3. Controls and Procedures	28

PART II

Item 1. Legal Proceedings	30

Item 2. Changes in Securities	30

Item 3. Defaults Upon Senior Securities	30

Item 4. Submission of Matters to a Vote of Security Holders	30

Item 5. Other Information	30

Item 6. Exhibits	30

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Unaudited financial statements of China World Trade Corporation for the six months ended June 30, 2007 and 2006.

China World Trade Corporation

-	Condensed Consolidated Balance Sheet as of June 30, 2007
-	Condensed Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2007 and 2006
-	Condensed Consolidated Statements of Cash Flows for the six-month period ended June 30, 2007 and 2006.
-	Notes to Financial Statements

China World Trade Corporation Unaudited Condensed Consolidated Balance Sheet As of June 30, 2007 `

			Unaudited
			US$

ASSETS	Note
Current assets:
Cash and cash equivalents			$57,361
Accounts receivable, net			1,304
Prepayments			17,578
Other current assets			34,768
Note receivable – sale of affiliate	12		1,900,000
Rental and other deposits			261,826
Due from affiliate company	3	(a)	52,298

Total Current Assets			2,325,135

Property, plant and equipment, net			50,185
Marketable securities – Available-for-sale	5		5,280,000
Investment in affiliate companies	11		6,276,316

Total Assets			$13,931,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable			$10,241
Accrued expenses			446,378
Due to a shareholder	3	(c)	1,471,950
Due to related companies	3	(b)	60,717
Deferred income			4,929
Other current liabilities			142,112
			-
Total Current Liabilities			2,136,327

Total Liabilities			2,136,327

Commitments and contingencies (Note 15)

STOCKHOLDERS’ EQUITY

Preferred stock, par value of US$0.001 each;
10,000,000 shares authorized, none issued or outstanding
Common stock, par value of US$0.001 each; 50,000,000 shares authorized, 49,565,923 shares issued and outstanding as of June 30, 2007			49,566
Additional paid-in capital			41,010,482
Deferred stock-based compensation			(1,078,244)
Accumulated other comprehensive income
- foreign currency translation adjustment	13	(b)	74,142
- unrealized gain on marketable securities -available-for-sale	13	(a)	1,280,000
Accumulated deficit			(29,540,637)

Total Stockholders’ Equity			11,795,309

Total Liabilities and Stockholders’ Equity			$13,931,636

See accompanying notes to the condensed consolidated financial statements.

China World Trade Corporation Condensed Consolidated Statements of Operations and Comprehensive Income Six-month and Three periods ended June 30, 2007 and 2006

	Three-month Periods Ended		Six-month Periods Ended
	June 30,		June 30,

		Restated		Restated
	2007	2006	2007	2006
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenues
Club and business centre	155,233	174,481	306,475	327,096

	155,233	174,481	306,475	327,096

Operating costs and expenses
Club and business centre	9,717	9,033	18,041	16,739

	9,717	9,033	18,041	16,739

Other expenses
Bad debts expense (recovered)	17,401	-	5,133	-
Impairment, depreciation and amortization	5,676	5,993	11,352	12,648
Stock-based consultancy expenses	413,385	744,592	1,042,810	744,592
Selling, general and administrative expenses	447,938	647,541	966,492	1,415,578

	884,400	1,398,126	2,025,787	2,172,818

Loss from continuing operations	(738,884)	(1,232,678)	(1,737,353)	(1,862,461)

Non-operating income (expense)
Other income	6,304	362	6,496	25,061
Interest income	199	208	539	380
Equity in earnings of affiliates	(20,613)	-	(79,646)	-
Gain on disposal of a subsidiary	12,272	-	12,272	-
Loss on disposal of an affiliate	(541,133)	-	(541,133)	-

Profit (Loss) from continuing operations before extraordinary item, income taxes and minority interest	(1,281,855)	(1,232,108)	(2,338,825)	(1,837,020)
Provision for income taxes

Profit (Loss) from continuing operations before before extraordinary item and minority interest	(1,281,855)	(1,232,108)	(2,338,825)	(1,837,020)
Minority interest

Net profit (loss) from continuing operations before extraordinary item	(1,281,855)	(1,232,108)	(2,338,825)	(1,837,020)
Discontinued operations:
Income (loss) from discontinued operations	(16,720)	(250,150)	(36,801)	(45,026)

Net income (loss) before extraordinary item	(1,298,575)	(1,482,258)	(2,375,626)	(1,882,046)
Extraordinary item
Negative goodwill recognized as income	1,000,000	-	1,000,000	-

Net income (loss)	(298,575)	(1,482,258)	(1,375,626)	(1,882,046)
Other comprehensive income
Unrealized gains on available-for-sale securities
Unrealized holding gain arising for the period	1,280,000	(253,125)	1,280,000	(1,108,375)
Less: Reclassification adjustment for gains or losses included in net profit (loss)	-	-	-	(46,000)
Foreign currency translation adjustment arising during the period	6,447	-	14,679

Comprehensive income (loss)	987,872	(1,735,383)	(80,947)	(3,036,421)

Profit (Loss) from continuing operations per share of common stock-Basic and diluted	-0.03	-0.04	-0.05	-0.05

Profit (Loss) from discontinued operations per share of common stock-Basic and diluted	0.00	0.01	0.00	-0.01

Profit (Loss) from extraordinary income per share of common stock-Basic and diluted	0.02	0.00	0.02	0.00

Weighted average number of shares of common stock outstanding	49,565,923	33,948,132	47,770,895	33,809,299

The accompanying notes are an integral part of the condensed consolidated financial statements.

China World Trade Corporation Condensed Consolidated Statements of Cash Flows Six-month periods ended June 30, 2007 and 2006

	Six-month period ended June 30,

		Restated
	2007	2006
	Unaudited	Unaudited
	US$	US$
Cash flows from continuing operating activities:
Net loss	(1,375,626)	(1,882,047)
Less: net loss from discontinued operations	(22,895)	(45,026)
Net loss from continuing operations	(1,352,731)	(1,837,021)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Negative goodwill recognized as income	(1,000,000)	-
Stock issued for services	1,042,810	446,845
Loss on disposal of an affiliate	541,133	-
Share of losses in affiliate companies	79,646	-
Depreciation and amortization	11,352	12,648
Bad debts	5,133	-
Impairment loss on current assets	-	23,094
(Decrease) increase in deferred income	(167)	(819)
Changes in working capital:
Accounts receivables	172	(3,493)
Other current assets	(6,921)	(16,602)
Due from related companies	(449)	(359,266)
Due from an affiliate company	(27,135)	-
Rental and other deposits	(7,649)	(120)
Prepayments	(17,184)	214
Account payables	(2,170)	(2,631)
Accrued expenses	(86,817)	220,936
Other current liabilities	(3,011)	23,827
Due to related companies	9,435	141,306
Net cash used in continuing operating activities	(814,553)	(1,351,082)
Cash flows from continuing operations investing activities:		-
Proceeds from a subsidiary disposed in preceding year	900,000	-
Proceeds from disposal of an affiliate	100,000	-
Disposal of a subsidiary	9,558	-
Acquisition of property, plant and equipment	-	(68,640)
Net cash used in continuing operations investing activities	1,009,558	(68,640)
Cash flows from continuing operations financing activities:
Advance from (repayment to) a shareholder	(207,275)	(25,619)
Proceeds from new bank loan	-	-
Repayment of amount borrowed	-	-
Net cash provided by continuing operations financing activities	(207,275)	(25,619)

Net decrease in cash from continuing operation	(12,270)	(1,445,341)
Discontinued operations
Cash provided by (used in) discontinued operating activities	(51,557)	(1,038,193)
Cash provided by (used in) discontinued operations investing activities	(635)	(561,583)
Cash provided by (used in) discontinued operations financing activities	-	1,804,846
Net cash provided by (used in) discontinued operations	(52,192)	205,070
Foreign currency translation adjustments	14,679	-
Net increase (decrease) in cash and cash equivalents	(49,783)	(1,240,271)
Cash and cash equivalents at beginning of year	107,144	3,234,864
Cash and cash equivalents at end of year	57,361	1,994,593

Analysis of balances of cash and cash equivalents
Cash and bank balances	57,361	1,994,593

Supplemental disclosure information:
Interest paid	-	130,769
Income tax paid	-	73,550
Non-cash operating, investing and financing activities:
Common stocks issued for services	1,042,810	446,845
Purchase of a subsidiary by:
Set off against disposal consideration in arrear	3,000,000	-
Disposal of a subsidiary by:
Disposal consideration in arrear	1,900,000	-
Available for sale securities received as income	-	(375,000)

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B.  As permitted by Form 10-QSB instructions, we have not disclosed the detailed information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Accordingly, the unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2006, which is included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2007.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The Company operates business clubs in the major cities of China in association with the World Trade Center Association in order to position ourselves as the platform to facilitate trade between China and the world market. We currently operate two clubs, one in Guangzhou and the other in Beijing, PRC.

The Company has sold its holdings of 40% equity interest in its affiliate, General Business Network (Holdings) Ltd. (“GBN”), on June 29, 2007.  The latter acquired a majority stake of Guangdong New Generation Commercial Management Limited ( “New Generation”) in August 2004.  New Generation provides business travel services, and acts as a consolidator of airline tickets and hotel accommodations in China.

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

Certain of the 2006 figures in the unaudited condensed consolidated statements of operations and comprehensive loss have been restated to conform with the presentation adopted in 2007.

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

The Financial Accounting Standards Board, the Emerging Issues Task Force (the “EITF”) and the Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of June 30, 2007 which will be effective in future periods.  Management of the Company has reviewed these changes and does not believe that any of those pronouncements would have significant effect on the Company’s financial statements, measurements or disclosures had they been in effect during 2007, 2006 and 2005, and they do not believe that any of those pronouncements will have a significant impact on the Company’s financial statements at the time they become effective.

2.	GOING CONCERN CONSIDERATIONS

Though the Company has a positive net working capital of US$188,808 as of June 30, 2007, it has a net loss of US$298,575 and US$1,482,258 for the three-month periods ended June 30, 2007 and 2006 respectively. Continuation of the Company as a going concern is dependent upon obtaining additional working capital through additional equity funding and attaining profitable operations in the future. Management has developed a strategy, which they believe can be accomplished and will enable the Company to operate in the future. The inability of the Company to secure additional funding and attain profitable operations in the near term could adversely impact the Company's business, financial position and prospects.

3.           AMOUNT DUE FROM/TO RELATED PARTIES

(a) Due from affiliate company
As of
June 30,
2007
US$

CWT International Excursion Investment Ltd.	52,298
Classified as current assets	52,298

The amounts due from affiliate company as of June 30, 2007 represented unsecured advances which are interest-free and repayable on demand.

(b) Due to related companies
As of June 30, 2007
US$

Beijing Wanlong Economic Consultancy Corporation Ltd.	49,242
Guangzhou City International Exhibition Co.	9,848
Guangzhou Goldlion City Properties Co., Ltd.	1,627

Classified as current Liabilities	60,717

The amounts due to related companies as of June 30, 2007 represented unsecured advances which were interest-free and repayable on demand.

(c) Due to a shareholder
As of June 30, 2007
US$

Mr. William Tsang	1,471,950

The amount due to a shareholder represents unsecured advances which are interest-free and repayable on demand.

4.           RELATED PARTY TRANSACTIONS

(a)           Names and relationship of related parties

Existing relationships with the Company

Beijing Wanlong Economic Consultancy Corporation Ltd.	PRC partner of a subsidiary

Bernard Chan	An ex-officer and an ex-shareholder of the Company

Chan Chi Ming	A director, officer and ex-shareholder of the Company

Chen De Xiong	A shareholder and director of a former subsidiary

Chen Zeliang	A director and ex-shareholder of the Company

CWT International Excursion Investment Limited	An affiliate company of the Company

Glory River Corporation	A company which an officer of the Company is a director

Guangzhou City International Exhibition Co.	PRC partner of a subsidiary

Guangzhou Cyber Strategy Limited	A company in which a director of the Company has beneficial interest

Guangzhou Goldlion City Properties Co., Ltd.	A company controlled by close family members of a director

Guangzhou Goldlion Environmental Technology Co., Ltd.	A company controlled by close family members of a director

Guangzhou Sanranxin Travel Ltd	A company in which a director of the Company has beneficial interest

HK (Xian) Trade Association Ltd.	A non-profit making organization in which a director of the Company is a director

Ho Chi Kin	A former independent director of the Company

Huang Ze Hua	A shareholder and director of a former subsidiary

John Hui	A director, shareholder and ex-officer of the Company

Luo Chao Ming	A director and shareholder of the Company

Renard Investments Limited	A company controlled by close family members of a director

Suo Hong Xia	A shareholder and director of a former subsidiary

William Tsang	A director, shareholder and officer of the Company

(b)           Summary of related party transactions

	Three-month Periods Ended		Six-month Periods Ended
	June 30,		June 30,
	2007	Restated 2006	2007	Restated 2006
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Consultancy fee expenses to
Beijing Wanlong Economic Consultancy Corporation Ltd.	4,885	4,631	9,687	9,262
Bernard Chan	-	-	-	12,821
Chen Dexiong	-	1,482	-	2,964
Guangzhou City International Exhibition Co.	4,885	4,631	9,687	9,262
Glory River Corporation	17,308	17,308	34,616	30,769
Huang Zehua	-	926	1,852	1,852
Suo Hongxia	-	463	926	926

Director salary to
Ho Chi Kin	-	-	-	1,000
William Tsang	37,500	37,500	75,000	75,000
Chan Chi Ming	7,085	19,266	26,419	38,531
John Hui	-	-	-	-
Luo Chao Ming	768	4,869	1,921	9,738
Chen Zeliang	2,561	3,705	6,403	7,410

Rent and related expenses to
Renard Investments Limited	10,365	-	20,730	-
Guangzhou Goldlion City Properties Co., Ltd.	58,526	55,371	116,060	109,121
Guangzhou Goldlion Environmental Technology Co., Ltd.	48,319	43,206	95,818	86,413

Personal guarantee granted from
Mr. William Tsang	19,231	19,231	19,231	19,231

Traveling expenses to
Guangzhou Sanranxin Travel Ltd.	11,520	-	28,867	-

Sponsorship donation/ expenses to
HK (Xian) Trade Association Ltd.	-	38,462	-	38,482

Bad debts expenses written off (recovered)
Guangzhou Cyber Strategy Limited	12,717	-	449	-

5.           MARKETABLE SECURITIES-AVAILABLE-FOR-SALE

Marketable securities available for sale represent equity securities of which the aggregate cost, gross unrealized gains and losses and fair value are as follows:

	As of June 30, 2007

	Cost	Gross unrealized gain	Fair value
	US$	US$	US$
Available-for-sale:
Equity securities
Non-current assets – Mobile Entertainment, Inc.	4,000,000	1,280,000	5,280,000

Mobile Entertainment, Inc. (formerly named as BIZ Outsourzing, Inc.) is a Nevada corporation whose common stock is listed for quotation in the Pink Sheets market.

6.           STOCK-BASED COMPENSATION

The Company records compensation expense for stock-based employee compensation plans using the intrinsic value method in which the compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price of the award on the measurement date.

On December 31, 2003, the Board of Directors adopted a stock option plan ("The 2003 Plan"). The 2003 Plan allows the Board of Directors to grant stock options to various employees of the Company. 1,000,000 stock options were granted in accordance with the terms of the 2003 Plan on December 31, 2003 to certain officers and directors at an exercise price of US$0.673 per share. On February 20, 2004, the Company cancelled 95,000 options due to resignation and job reposting; accordingly there are no options outstanding at June 30, 2007.

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

As of June 30, 2007, 6,500,000 shares in total under the 2006 Non-qualified Stock Compensation Plan have been fully issued.

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

The following table shows the stock-based compensation recognized during the three months and six months periods ended June 30, 2007 and 2006

		Three-month Periods Ended June 30,		Six-month Periods Ended June 30,
			Restated		Restated
		2007	2006	2007	2006

	Number of	US$	US$	US$	US$
Stock-based compensation recognized for consultancy services	shares issued	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Stock issued in February 2007
Expenses to Canyon Red Group Limited	691,000	31,095	-	62,190	-
Expenses to Techpro Services Limited	1,437,000	167,650	-	335,300	-
Expenses to Perfect Bright Holdings Limited	712,000	121,040	-	221,907	-
Expenses to Grande Angel International Limited	2,860,000	93,600	-	173,160	-

	5,700,000
Stock issued in August 2006
Expenses to Greentree Financial Group Inc.	800,000	-	297,747	250,253	297,747

	6,500,000

Stock issued in April 2006
Expenses to Mr. Andy Lau (1)	117,000	-	63,245		63,245
Expenses to Grace Motion Inc. (1)	280,000	-	383,600		383,600

	397,000
		413,385	744,592	1,042,810	744,592

(1)  Pursuant to 2003 Non-qualified Stock Compensation Plan in accordance with registration statement filed with the SEC as of October 28, 2003.

7. BUSINESS SEGMENT INFORMATION

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	Restated 2006	2007	Restated 2006
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenues
Club and business centre	155,233	174,481	306,475	327,096
Business traveling services	-	-	-	-
Business value-added services	-	-	-	-
Rental	-	-	-	-
	155,233	174,481	306,475	327,096

Profit (Loss) from continuing operations
Club and business centre	(130,523)	(87,045)	(252,202)	(185,614)
Business traveling services	(152,135)	-	(284,097)	-
Business value-added services	-	-	-	-
Rental	-	-	-	-

	(282,658)	(87,045)	(536,299)	(185,614)
Corporate expenses	(456,226)	(1,145,633)	(1,201,054)	(1,676,847)

Consolidated operating loss from continuing operation	(738,884)	(1,232,678)	(1,737,353)	(1,862,461)

Realized gain on marketable securities - available-for-sale	-	-	-	-
Other income	6,304	362	6,496	25,061
Interest income	199	208	539	380
Interest expense	-	-	-	-
Equities in earnings of affiliates	(20,613)	-	(79,646)	-
Gain on disposal of a subsidiary	12,272	-	12,272	-
Loss on disposal of an affiliate	(541,133)	-	(541,133)	-

Net loss from continuing operations before extraordinary income, income taxes and minority interest	(1,281,855)	(1,232,107)	(2,338,825)	(1,837,020)

8.     DISPOSAL OF A SUBSIDIARY

(a)  Summary of  effect  of  disposal  of  a subsidiary

Pursuant to the Sale & Purchase Agreement dated June 29, 2007, the Company disposed 100% of equity interest of Creative Idea Group Limited (“CIGL”) for a cash consideration of US$12,821 (or equivalent of HK$100,000).  The results of operations before the effective date of the disposal and gain on disposal on CIGL have been included in the condensed consolidated statement of operations and comprehensive income for the period. The aggregate purchase price $12,821 has been received in cash on June 13, 2007.

The following table summarizes the estimated fair value of the assets disposed and liabilities discharged at the date of acquisition.

US$
Assets sold
Property, plant and equipment	4,325
Cash and cash equivalents	3,263
Other current assets	772

Total assets sold	8,360

Liabilities discharged
Accrued expenses	(3,353)
Other current liabilities	(4,458)

Net assets sold	549
Disposal consideration	12,821

Gain on disposal	12,272

The excess of disposal consideration over fair value of net assets sold amounting to $12,272 was recorded as gain on disposal of a subsidiary in the condensed consolidated statement of operations and comprehensive income for the period.

(b)  Analysis of net inflow of cash and cash equivalents in respect of acquisition during the period

Six months ended
June 30, 2007
US$

Cash consideration received	12,821
Bank balance and cash disposed	(3,263)

Net inflow of cash and cash equivalents	9,558

9.     ACQUISITION OF A SUBSIDIARY

(a)  Summary of  effect  of  acquisition of  a subsidiary

Pursuant to the Settlement Agreement dated April 9, 2007 between Wisdom Plus Ltd. and China Chance Enterprises Ltd., a wholly owned subsidiary of the Company, the consideration outstanding of US$3,000,000 relating to disposal of General Business Network (Holdings) Ltd. on September 29, 2006, a former subsidiary of the Company, was set off against consideration payable by the Company in respect of the acquisition of 100% equity interest of Sonytech Ltd, a BVI company.

Sonytech Ltd. beneficially owns 8,000,000 shares of Mobile Entertainment, Inc. (former name is  BIZ Outsourzing, Inc.), a Nevada corporation whose common stock is listed for quotation in the Pink Sheets market.  The latter is accounted for as an available-for-sale securities in the books of Sonytech Ltd.    Sonytech is an equity holding company and a dormant company, and has no other subsidiary.

(b)	Extraordinary item

In accordance with Statement of Financial Accounting Standards No. 141 Business Combination, the negative goodwill was apportioned to each asset class on a pro rata basis.  As there is no other eligible asset apart from available-for-sale securities which can be reduced on a pro rata basis,  unallocated negative goodwill remained is to be recognized as an extraordinary gain for the period immediately upon acquisition.  The management believes this is a fair treatment because of the dormant nature of Sonytech which implies there is no consideration contingency existing as stated in paragraph B193 of SFAS No. 141.

The following table summarizes the estimated fair value of the assets disposed and liabilities discharged at the date of acquisition.

US$
Assets acquired
Available-for-sale securities	4,000,000

Net assets acquired	4,000,000
Negative goodwill arising from acquisition of subsidiary	(1,000,000)

Acquisition consideration	3,000,000

In accordance with Statement of Financial Accounting Standards No. 141 Business Combination, the negative goodwill of US$1,000,000 is recognized as extraordinary  income and has been included in statement of operations for the three months ended June 30, 2007.

(b)  Analysis of net outflow of cash and cash equivalents in respect of acquisition during the period

Six months ended
June 30, 2007
US$

Cash consideration	Nil
Bank balance and cash acquired	Nil

Net outflow of cash and cash equivalents	Nil

10.     DISPOSAL OF AN AFFILIATE

Pursuant to a Sale and Purchase Agreement (“S&P Agreement”) dated June 29, 2007 between Wisdom Plus Ltd. and China Chance Enterprises Ltd., a wholly owned subsidiary of the Company, the Company disposed of its 40% equities interest in General Business Network (Holdings) Ltd. (“GBN”) at a consideration of US$2,000,000.  The consideration is to be settled in cash or shares of common stock issued by any Pink Sheet or OTCBB companies in lieu of the consideration.

To date, US$100,000 out of total consideration of US$2,000,000 has been received in cash.

Despite the S&P Agreement was signed on June 29, 2007, the Management believes the negotiation and discussion of the S&P Agreement was practically concluded in early April 2007.  The delay in signing is due to the unexpected change in travel schedules of the signing parties of the Agreement.

The Management believes taking April 1, 2007 as the effective date of disposal is a fair treatment, having regard to the fact that the ability to execise significant influence over operating and financial policies of GBN and its subsidiaries effectively ended in early April 2007 and the immaterial amount of share in earnings of affiliates under equity accounting method to be included in the condensed consolidated statement of operations and comprehensive income for the period.

Loss on disposal of an affiliate is determined as follows

US$
Carrying value as of April 1, 2007
General Business Network (Holdings) Limited.
Carrying value as of December 31, 2006	2,538,529
Equity in earnings during the three months ended March 31, 2007	2,604
Cash dividend received	-

Carrying value as of April 1, 2007	2,541,133
Disposal consideration	2,000,000

Loss on disposal of an affiliate	541,133

11.           INVESTMENT IN AFFILIATES

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

Carrying value of affiliates consists of the following:
	Three-month Periods Ended		Six-month Periods Ended
	June 30,		June 30,

		Restated		Restated
	2007	2006	2007	2006

	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

General Business Network (Holdings) Limited.
Carrying value at beginning of period	2,541,133	-	2,538,529	-
Equity in earnings during the period	-	-	2,604	-
Cash dividend received	-	-	-	-
Disposal during the period at carrying value	(2,541,133)	-	(2,541,133)	-
Carrying value at end of period	-	-	-	-
CWT International Excursion Investment Limited
Carrying value at beginning of period	6,296,929	-	6,355,963	-
Equity in earnings during the period	(20,613)	-	(79,647)	-
Cash dividend received	-	-	-	-
Disposal during the period at carrying value	-	-	-	-
Carrying value at end of period	6,276,316	-	6,276,316	-

Carrying value in affiliates at end of period	6,276,316	-	6,276,316	-

Unaudited condensed results of operations of CWT Excursion are summarized below. All amounts are presented in accordance with accounting principles generally accepted in the United States. The revenues and expenses have been translated at weighted-average exchange rates.

	Three-month Periods Ended		Six-month Periods Ended
	June 30,		June 30,

		Restated		Restated
	2007	2006	2007	2006

	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating revenues	1,264,344	-	1,903,735	-
Operating costs and expenses	(1,420,071)	-	(2,503,854)	-
Loss from operation	(155,727)	-	(600,119)	-
Interest and other income	3,053	-	3,947	-
Minority interest	70,220	-	277,584	-
Net loss	(82,454)	-	(318,588)	-

Unaudited condensed results of operations of GBN are summarized below. All amounts are presented in accordance with accounting principles generally accepted in the United States. The revenues and expenses have been translated at weighted-average exchange rates.  The comparative figures for 2006 are those figures during which GBN is a subsidiary of the Company.

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

(b)	Addition and disposal of affiliate

Upon disposal of 60% of General Business Network (Holdings) Limited (“GBN”) common shares on September 29, 2006, the Company holds 40% of its outstanding capital stock.  GBN becomes an affiliate subsequent to the disposal.   The carrying value of GBN at September 29, 2006 of $2,666,667 is ascertained with reference to consideration for 60% equity of GBN disposed ($4,000,000 x 40%/60%).

GBN, as an affiliate of the Company, was disposed on June 29, 2007 at a consideration of US$2,000,000.  Please see footnote no. 10 for details.

12.           Note  receivable – sale of affiliate

Disposal consideration receivable is the consideration receivable from Wisdom Plus Limited relating to the disposal of GBN, as an affiliate, on June 29, 2007.

The total consideration of US$2,000,000 is to be paid by 2 instalments from June 30 to December 31, 2007 in cash or shares of common stock issued by any Pink Sheet companies or OTCBB companies in lieu of the consideration.  Cash of US$100,000 had been received as of June 13, 2007 in accordance with the Agreement with the following schedules: US$100,000 to be paid on June 30, 2007; US$1,900,000 to be paid on December 31, 2007.

13.           Accumulated Other Comprehensive Income

(a)	Unrealized gain on marketable securities -available-for-sale

Unrealized gain on marketable securities -available-for-sale of $1,280,000 relates to the Company’s investment in the common stock of Mobile Entertainment Inc.  The amount of $1,280,000 represents the increase in fair value based on the common stock market value as of June 30, 2007, as defined by SFAS No. 130 “Accumulated Other Comprehensive Income (Loss)”.

(b)           Foreign currency translation adjustment

Foreign currency translation adjustment of $74,142 relates to changes in unrealized gains and losses on foreign currency translation in accordance with statement of Financial Accounting Standards No. 52, "Foreign Currency Translation".  This comprehensive income is not included in the computation of income tax expense or benefit.

14.           DISCONTINUED OPERATIONS

Upon disposal of 60% equities interest of GBN on September 29, 2006 as detailed in footnote no. 10 above, it becomes an affiliate of the Company.  As the Company still maintains a significant influence over the operating and financial policies of GBN, it is not treated as discontinued operation from October 1, 2006 onwards.  Subsequent to the disposal of the remaining 40% equity interest in GBN on June 29, 2007 as detailed in footnote no. 11 above, it is treated as discontinued operation for the period.

Upon disposal of 100% equity interest of CIGL on June 29, 2007 as detailed in footnote no. 8 above, it is treated as discontinued operation for the period.

Condensed consolidated statement of operation and comprenhensive income and Condensed consolidated statement of cash flows and segment information on footnote no. 7 have been adjusted to reflect discontinued operations relating to GBN and CIGL.  2006 comparative figures have been restated accordingly to conform with the presentation of discontinued operation for the period.

15.           CONTINGENCIES

Prior to the completion of acquisition by the Company, Guangdong New Generation Commercial Management Ltd. (“New Generation”), a former subsidiary of the Company, had been paying Mainland China income tax at a basis of calculation which was not in accordance with the standard basis of calculation as stipulated by the Mainland China tax law. The shortfall of the underpaid tax liabilities, related surcharges and penalty up to the date of acquisition by the Company has already been fully provided in the consolidated financial statements. However, New Generation would potentially be liable to further surcharge for late payment and penalty, additional to the amount being provided, for the period since the date of acquisition by the Company and up to the balance sheet date. A shareholder of New Generation has undertaken to indemnify the Company against such shortfall and additional tax-related liabilities. As of March 31, 2007 (the last available figures), the estimated further surcharges and penalties which New Generation was potentially liable amounted to US$9,470,714 and US$185,771 respectively. The estimated further penalties were based on the highest charge rate of the range from 50% to 500%.

Subsequent to the disposal of 100% equity interest in GBN in two transactions on June 29, 2007 and September 29, 2006, New Generation ceased to be a subsidiary of the Company and this contingency no longer exists.

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
 The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the financial statements of the Company for the year ended December 31, 2006 and notes thereto contained in the report on Form 10-KSB as filed with the Securities and Exchange Commission.

OVERVIEW

     We were incorporated in the State of Nevada in 1998 to engage in any lawful corporate undertaking. Since June 2002, our business objective has been to open and operate business clubs in the major cities of China in association with the World Trade Center Association and providing services to our members and clients in order to position ourselves as the platform to facilitate trade between China and the world market. We currently operate two clubs, one in Guangzhou and the other in Beijing, PRC.  We have grown through acquisitions and internal growth and our business objectives have expanded as set forth in the following paragraphs.

Our growth and development as a business enterprise has been marked by a number of significant corporate events. Pursuant to a Share Exchange Agreement, dated as of August 10, 2000, between Virtual Edge Limited ("Virtual Edge") and Main Edge International Limited ("Main Edge"), Main Edge transferred all of the issued and outstanding shares of the capital stock of Virtual Edge to the Company in exchange for 1,961,175 shares of our pre-split common stock, representing approximately 75% of our outstanding shares of the common stock. Accordingly, we controlled the operations of Virtual Edge, and Main Edge became our majority stockholder. We then undertook an 8-for-1 forward split that was effective on the 15th day of September 2000, which resulted in Main Edge owning 15,689,400 shares of our common stock. On September 3, 2002 and December 17, 2002, there were consummation of two private placement financings by Powertonic Holdings Limited (“Powertronic”) which acquired a total of 2,000,000 common stocks of the Company and warrants to purchase up to 4,000,000 shares.  On December 17, 2002, we acquired General Business Network (Holdings) Limited by the issuance of 4,000,000 shares and warrants to purchase up to 4,000,000 shares of our common stocks.  On April 20, 2004, a subsidiary of the Company acquired 51% equity interest of Guangdong New Generation Commercial Management Limited (“GNGCM”) and its 7 subsidiaries in cash and the issuance of common stocks.  Subsequently to the disposal of 60% of the capital stock of General Business Network (Holdings) Ltd (“GBN”) on September 29, 2006, the Company has disposed the remaining 40% of capital stock of GBN on June 29, 2007. GBN is the holding company of GNGCM.  On September, the Company issued 9,000,000 shares of its common stock to acquire CWT International Excursion Investment Limited, a company owns 51% equity interest in a joint venture company known as Suzhou Tongli International Excursion Development Limited in the business of operating tourist concessions in Tongli Town, Jiangsu Province, China.

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

Since the completion of the acquisition of a majority stake of GNGCM in August 2004, the Business Travel Services division has provided the necessary platform for China World Trade Corporation to focus on the high growth, travel related businesses. Although GNGCM has contributed most of the revenue for the Company since the acquisition, the management of the Company, after careful monitoring the industry for a period of time, noticed that the profit margin of air-ticketing business is diminishing because of the continuous higher fuel price and additional cost associated into it, not to mentioned the foreseeable huge increasing cost on manpower in China because of its improving living standards.  The management made a decision to sell all the equity interest of GNGCM in two transactions that took pl;ace on September 29, 2006 and June 29, 2007 respectively.  In order to diversify our interest in business related travel services, the management acquired 25% equity interest of CWT International Excursion Investment Limited which owns 51% of the outstanding capital stock of a joint venture company known as Suzhou Tongli (International) Excursion Development Limited (“Suzhou Tongli”) on September 25, 2006. Suzhou Tongli is a company organized and existing under the laws of the People’s Republic of China; and is in the business of operating tourist concessions in Tongli Town, Suzhou City, Jiangsu Province, and People’s Republic of China. This strategic acquisition is believed to provide the Company with entry into the high margin tourism segment of the travel business because Tongli town is quickly becoming one of the most popular domestic and international tourist destinations in China with strong tourism, business travel growth opportunities in the region.

The Business Value-Added Services division concentrates on value-added consultancy services. Our Company will leverage the network and database of the Business Clubs and Suzhou Tongli to provide consultancy services to its clients as well as China World Trade's members in the corporate strategy and business development areas including mergers and acquisitions, corporate restructuring and financing.

RESULTS OF OPERATIONS

The following table shows the selected unaudited condensed consolidated income statement data of the Company and its subsidiaries for the three-month and six-month periods ended June 30, 2007 and June 30, 2006. The data should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company for the three-month and six-month periods ended June 30, 2007 and June 30, 2006 and related notes thereto.

CHINA WORLD TRADE CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income

			Restated				Restated
	2007	% of	2006	% of	2007	% of	2006	% of
In US$ Thousand	US$	Revenue	US$	Revenue	US$	Revenue	US$	Revenue
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Operating revenues
Club and business centre	155	100.0	174	100.0	306	100.0	327	100.0
Business traveling services	-		-		-		-
Business value-added services	-		-		-		-

	155	100.0	174	100.0	306	100.0	327	100.0

Gross profit
Club and business centre	146	94.2	165	94.8	288	94.1	310	94.8
Business traveling services	-		-		-		-
Business value-added services	-		-		-		-
Rental	-		-		-		-

Total gross profit	146	94.2	165	94.8	288	94.1	310	94.8

Other expenses
Bad debts expense (recovered)	17	11.0		0.0	5	1.6		0.0
Impairment, depreciation and amortization	6	3.9	6	3.4	11	3.6	12	3.7
Stock-based consultancy expenses	414	267.1	745	428.2	1,043	340.8	745	227.8
Selling, general and administrative expenses	448	289.0	647	371.8	966	315.7	1,415	432.7

	885	571.0	1,398	803.4	2,025	661.7	2,172	664.2

Loss from continuing operations	(739)	(476.8)	(1,233)	(708.6)	(1,737)	(567.6)	(1,862)	(569.4)
Non-operating income (expense)
Other income	6	3.9	1	0.6	6	2.0	25	7.6
Interest income	-	-	-	0.0	-	0.0	-	0.0
Interest expense	-	-	-	0.0	-	0.0	-	0.0
Equity in earnings of affiliates	(21)	(13.6)	-	0.0	(80)	(26.2)	-	0.0
Gain on disposal of a subsidiary	13	8.4	-	0.0	13	4.2	-	0.0
Loss on disposal of an affiliate	(541)	(349.0)	-	0.0	(541)	(176.8)	-	0.0
Realized gains on available-for-sale securities	-	-	-	-	-	-	-	-

Profit (Loss) from continuing operations before extraordinary item, income taxes and minority interest	(1,282)	(827.1)	(1,232)	(708.0)	(2,339)	(764.4)	(1,837)	(561.8)
Provision for income taxes	-	-	-	-	-	-	-	-

Profit (Loss) from continuing operations before extraordinary item and minority interest	(1,282)	(827.1)	(1,232)	(708.0)	(2,339)	(764.4)	(1,837)	(561.8)
Minority interest	-	-	-	-	-	-	-	-

Net profit (loss) from continuing operations before extraordinary item	(1,282)	(827.1)	(1,232)	(708.0)	(2,339)	(764.4)	(1,837)	(561.8)
Discontinued operations:
Income (loss) from discontinued operations	(17)	(11.0)	(250)	(143.7)	(37)	(12.1)	(45)	(13.7)

Net income (loss) before extraordinary item	(1,299)	(838.1)	(1,482)	(851.7)	(2,376)	(776.5)	(1,882)	(575.5)
Extraordinary item
Negative goodwill recognized as income	1,000	645.2	-	0.0	1,000	326.8	-	0.0
Net income (loss)	(299)	(192.9)	(1,482)	(851.7)	(1,376)	(449.7)	(1,882)	(575.5)

Other comprehensive income
Unrealized gains on available-for-sale securities
Unrealized holding gain arising for the period	1,280	825.8	(253)	(145.4)	1,280	418.3	(1,108)	(338.8)
Less: Reclassification adjustment for gains or losses included in net profit (loss)	-		-		-		(46)	(14.1)
Foreign currency translation adjustment arising during the period	7	4.5	-	0.0	15	4.9		0.0

Comprehensive income (loss)	988	637.4	(1,735)	(997.1)	(81)	(26.5)	(3,036)	(928.4)

THREE-MONTH PERIOD ENDED JUNE 30, 2007 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2006

As the Results of Operations for the three months ended June 30, 2007 and 2006 have been adjusted to reflect discontinued operations, the following discussion reflects operations without the discontinued operations.

Operating Revenue

We have provided club and business center services through our subsidiary Guangzhou World Trade Center Club located in Guangzhou of Guangdong Province, the PRC since June 2002, and business value-added services and other business (trading) through a subsidiary of General Business Network (Holdings) Limited since March 2003. We have commenced our operation in the business travel business since our acquisition of New Generation in August 2004. Consolidated operating revenue for the three-month period ended June 30, 2007 was $155,000, compared to $174,000 for the same corresponding period in year 2006, a decrease of $19,000 or 10.9%. The decrease was mainly a result of the slow down on club and business center service.  We did not record any revenue from business travel service since we had disposed our interest on the 51% equity holding on GNGCM. Other business travel service from Suzhou Tongli was presented on Equity in earnings of affiliates since we hold 25% equity interest of CWT Excursion using equity method of accounting.

We will continue to utilize the World Trade Center Clubs in various major cities in China to provide the necessary platform for the growth of our businesses. We believe that our revenue will continue to improve steadily under normal business circumstances.

Of the $155,000 revenue in the three-month period ended June 30, 2007, all revenue (100%) were generated from providing club related services by our Guangzhou World Trade Center Club and Beijing World Trade Center Club.

Consolidated gross profit decreased by $19,000 or 11.5% for the three-month period ended June 30, 2007 over the same corresponding period in year 2006. The decrease was driven by the decrease in gross profit of our club and business center resulting from a lower profit margin.  As a percentage of total operating revenues, the consolidated gross profit margin of 93.7% for the three-month period ended June 30, 2007 decreased from 94.8% for the same corresponding period in 2006. Our profit margin was driven by the increase cost from our club and business center.

Of the $146,000 total gross profit for the 3-month period ended June 30, 2007, all of the gross profit were generated from providing club and business center services, As compared to the same corresponding period in year 2006, the club and business center services represented a 94.8% (or $165,000) of the total gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by approximately $199,000 or 30.8% to $448,000 for the three-month period ended June 30, 2007 from $648,000 for the same corresponding period in 2006. The decrease was mainly due to (1) the decrease in liquidated damage expense in the amount of approximately $111,500; (2) the decrease in director and staff related costs in the amount of approximately $27,000; (3) the decrease in various advertising expenses in the amount of approximately $52,000; and (4) the decrease in corporate investor relation fee in the amount of approximately $22,500 upon termination of the investor relation consultancy contract . We believe the selling, general and administrative expenses will remain steady or increase steadily as our businesses continue to grow.  The stock-based consultancy expenses decreased by approximately $331,000 or 44.4% to $414,000 for the three-month period ended June 30, 2007 from $745,000 for the same corresponding period in 2006.

Stock-Based Consultancy Expenses

Total stock-based consultancy expenses were approximately $414,000 for the three-month period ended June 30, 2007, as compared to the same corresponding period in year 2006 , a decrease of approximately $331,000 or 44.4% from $745,000.  The decrease was mainly due to the decrease in issuing stock for the compensation of consultancy expenses.

Impairment Loss and Depreciation

Total impairment loss and depreciation were approximately $6,000 for the three-month period ended June 30, 2007, which has no change as compared to the same corresponding period in year 2006.  Under normal circumstances, we will review the impairment of our assets at the year end or at the anniversary of such assets.

Other Income and Other Non-Operating Income

We recorded approximately $6,000 from Other Income; approximately loss of $21,000 from equity in earning of affiliates from Suzhou Tongli,; and net losses of approximately $528,000 from disposal of  a subsidiary and an affiliate which is a former subsidiary of the Company.  There was no corresponding figures for these items, except for other income of approximately $1,000, for the same corresponding period in year 2006.

Interest Expenses, Net

No interest income or expense was recorded for the period.

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

Income taxes were zero for the three-month ended June 30, 2007 and there was no corresponding figure for the same corresponding period in year 2006

Discontinued Operations

Loss from discontinued operations for the three months ended June 30, 2007 was approximately $17,000 as compared to loss from discontinued operation of approximately $250,000 for the three months ended June 30, 2006. The decrease is because of the fact that for three months ended March 31, 2006, General Business Network (Holdings) Ltd. (“GBN”) loss of approximately $430,000, partially offset by Creative Idea Group Ltd. (“CIGL”) net profit of approximately $180,000, results in a net loss of approximately $250,000.  For the three months ended June 30, 2007, equities in earnings of affiliates, GBN, is nil because 40% interest of GBN was effectively disposed of as of April 1, 2007.  The loss from discontinued operations for three months ended June 30, 2007 of approximately $17,000 relates wholly to CIGL.

The net loss of GBN, our former subsidiary, for three months ended June 30, 2006 was the result of the lower profit margin resulting from higher fuel price, from the business traveling service and the increase in selling, general and administrative expenses.

Extraordinary item

Extraordinary income of $1,000,000 relating to the recognition of negative goodwill as income was recorded for the three-month period ended June 30, 2007. There was no corresponding figures for the same corresponding period in year 2006.

Net Income /Comprehensive income

Net loss was approximately $299,000 for the three-month period ended June 30, 2007, as compared to the net loss in the amount of $1,482,000 for the same corresponding period in year 2006, a decrease of approximately $1,183,000. The decrease in net loss was the result of the lower selling, general and administrative expense including the stock-based consultancy expense, the decrease in loss realized from discontinued operations and the recording of a negative goodwill recognized as income during the three-month period ended June 2007.

In addition, we recorded an unrealized gain on marketable securities-available-for-sale (fair value adjustment) which is classified as other comprehensive income (loss) in the amount of approximately $1,280,000 for the three-month period ended June 30, 2007, as compared to an unrealized loss of $253,000 for the same corresponding period in year 2006. This decrease in loss was the result of the unrealized gain in fair market value of the common stocks we received as part of the consideration for the disposal of 60% of GBN on September 29, 2006. Management believes that this unrealized gain (or loss) will fluctuate from quarter to quarter if we continue to hold these shares. We intend and plan to offload these shares as soon as possible and within a period of 12 months upon receiving them relating to free trading stock of 2006. We do not have immediate plan to offload the stock of 2007 as mentioned above becuase of its restricted nature.

The accounting income or comprehensive income, after taking the unrealized gain on the marketable securities-available-for-sale arising for the period into consideration, for the three-month period ended June 30, 2007 is in the amount of approximately $988,000, as compared to a comprehensive loss of $1,735,000 for the same corresponding period in year 2006.  Again, this unrealized gain (or loss) will vary from quarter to quarter if we continue to hold on to these shares.

SIX-MONTH PERIOD ENDED JUNE 30, 2007 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2006

As the Results of Operations for the six months ended June 30, 2007 and 2006 have been adjusted to reflect discontinued operations, the following discussion reflects operations without the discontinued operations.

Operating Revenue

Consolidated operating revenue for the six months ended June 30, 2007 was $306,000, compared to $327,000 for the same corresponding period in year 2006, a  decrease of $21,000 or 6.4%. The decrease was mainly the result of decrease in revenue generated by the club and business centre.

Of the $306,000 revenue in the six months ended June 30, 2007, 100% (approximately $306,000) of it were generated from providing club related services by our Guangzhou World Trade Center Club and Beijing World Trade Center Club; There was no revenue generated from business traveling services and business value-added services for the corresponding period in year 2007.

Consolidated gross profit decreased by $22,000 or 7.1% for the six months ended June 30, 2007 over the same corresponding period in year 2006. The decrease was predominantly driven by the decrease in gross profit of our club and business center resulting from a slow business in the industry and lower profit margin.  As a percentage of total operating revenues, the club and business center has taken up the 100% of the total gross profit for the Company for the six-month ended June 30, 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by approximately $449,000 or 31.7% to $966,000 for the six months ended June 30, 2007 from $1,415,000 for the same corresponding period in 2006. The decrease was mainly due to (1) the decrease in advertising expenses in the amount of approximately $190,000; (2) the decrease in liquidated damage expense in the amount of approximately $110,000; (3) the decrease in travel expenses in the amount of approximately $50,000  (4) the decrease in corporate investor relation fee in the amount of approximately $45,000 upon termination of the investor relation consultancy contract; and (5) the decrease in director and staff related costs in the amount of approximately $17,000.  We believe the selling, general and administrative expenses will remain steady or increase steadily as our businesses continue to grow.

Stock-Based Consultancy Expenses

Total stock-based consultancy expenses were approximately $1,043,000 for the six-month period ended June 30, 2007, as compared to the same corresponding period in year 2006 , an increase of approximately $298,000 or 40% from $745,000.  The increase was mainly due to the increase in issuing stock for the compensation of consultancy expenses.

Impairment Loss and Depreciation

Total impairment loss and depreciation were approximately $11,000 for the six months ended June 30, 2007, as compared to the same corresponding period in year 2006, a decrease of $1,000 or 8.3% from $12,000.  The decrease was mainly due to the decrease in depreciable amount of property and equipment in our Clubs business during the six months ended June 30, 2007.

Other Income and Other Non-Operarting Income and Realized Gain

The other income decreased by approximately $19,000 for the six months ended June 30, 2007, as compared to the same corresponding period in 2006. The decrease was primarily the result of a special once-off compensation of approximately $24,000 (or RMB200,000) received from a new F&B operator of our Clubs business venue in 2006, upon handover of the venue, relating to previous decoration expenses incurred by the Company.  There is no corresponding income in 2007.  During the six-month period ended June 30, 2007, the Company incurred loss approximately $79,000 from equity in earnings of affiliates; and a net loss of approximately $528,000 from disposal of a subsidiary and an affiliate which is a former subsidiary of the Company.  There was no corresponding figures for the same corresponding period in year 2006.

Interest Expenses, Net

Net Interest expenses were approximately in the amount of $1,000 for the six months ended June 30, 2007, as compared to zero for the same corresponding period in year 2005.

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

Income taxes were zero for the six-month ended June 30, 2007 and there was no corresponding figure for the same corresponding period in year 2006.

Discontinued Operations

Loss from discontinued operations for the six months ended June 30, 2007 was approximately $37,000 as compared to loss from discontinued operation of approximately $45,000 for the six months ended June 30, 2006. The decrease is because of the fact that for six months ended June 30, 2006, General Business Network (Holdings) Ltd. (“GBN”) loss of approximately $367,000, partially offset by Creative Idea Group Ltd. (“CIGL”) profit of approximately $322,000, results in a net loss of approximately $45,000.  For the six months ended June 30, 2007, loss for CIGL of approximately $39,000 was partially offset by equities in earnings of affiliates, GBN, of approximately $3,000.

Extraordinary item

Extraordinary income of $1,000,000 relating to the recognition of negative goodwill as income was recorded for the six-month period ended June 30, 2007. There was no corresponding figures for the same corresponding period in year 2006

Net Income(Loss) /Comprehensive income

Net loss was approximately $1,376,000 for the six months ended June 30, 2007, as compared to the net loss in the amount of $1,882,000 for the same corresponding period in year 2006, a decrease of approximately $506,000. The decrease in net loss was mainly the result of the recording of a negative goodwill recognized of $1,000,000 as income during the six-month period ended June 2007, partially offset by the net losses on disposal od a subsidiary and an affiliate of $528,000.

In addition, we recorded an unrealized gain on marketable securities-available for sale (fair value adjustment) which is classified as other comprehensive income (loss) in the amount of approximately $1,280,000 for the six months ended June 30, 2007, as compared to an unrealized loss of $1,108,000 for the same corresponding period in year 2006. This increase was the result of the unrealized increased gain in fair market value of the common stocks we received as part of the consideration for the disposal of 60% of GBN on September 29, 2006. Management believes that this unrealized gain (or loss) will fluctuate from quarter to quarter if we continue to hold these shares. We intend and plan to offload these shares as soon as possible and within a period of 12 months upon receiving them relating them to free trading stock of 2006. We do not have immediate plan to offload the stock of 2007 as mentioned above becuase of its restricted nature.

The accounting loss or comprehensive loss, after taking the unrealized gain or loss on the marketable securities - available-for-sale into consideration, for the six months ended June 30, 2007, is in the amount of approximately $81,000, as compared to a comprehensive loss of $3,036,000 for the same corresponding period in year 2006.  Again, this unrealized gain (or loss) will vary from quarter to quarter if we continue to hold on to these shares.

Liquidity and Capital Resources

As of June 30, 2007, cash and cash equivalents totaled $57,361, as compared to June 30, 2006 of $1,994,593, a decrease of approximately $1.94 million.  This decrease in cash position in the amount of approximately $1,940,000 during the six-month period ended June 30, 2007 was the result of a combination of net cash used in discontinued operation in the amount of approximately $52,000; net cash used in continuing operations financing activities in the amount of approximately $207,000 and net cash used in continuing operating activities in the amount of approximately $814,000, offsetting by net cash provided in continuing operations investing activities in the amount of approximately $1,010,000 and foreign currency translation adjustment on cash of approximately $15,000.  The net cash used in continuing operations financing activities was mainly a repayment to a shareholder in the amount of $207,275.  The net cash used in continuing operating activities was a combination of minority interest adjustment of $1,000,000 and net loss of approximately $1,376,000 offsetting by the stock issued for services in the amount of approximately $1,043,000 and loss on disposal of an affiliate in the amount of approximately $541,000.

During the reporting period of the six-month ended June 30, 2007, there was a total of 5,700,000 new shares issued and our total issued and outstanding shares of  our common stock  was at 49,565,923 as of June 30, 2007.

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

None

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

China World Trade Corporation (Registrant)

Date: August 14, 2007	By:	/s/ Chi Ming Chan
Chi Ming Chan Chief Executive Officer

Date: August 14, 2007	By:	/s/ Man Ha
Man Ha Chief Financial Officer