Form 10QSB
period 2007-09-30
CHINA WORLD TRADE CORP
filed 2007-11-14
CIK 1081834

OMB APPROVAL
OMB Number: 3235-0416
Expires: December 31, 2007
Estimated average burden
hours per response: 174.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As at September 30, 2007, there were 49,565,923 shares of Common Stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

INDEX TO FORM 10-QSB

Page No.
PART I

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheet	4
- As of September 30, 2007

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income	5
- Three-Month Period and Nine-Month Period Ended September 30, 2007 and 2006

Unaudited Condensed Consolidated Statements of Cash Flows	6
- Nine-Month Periods Ended September 30, 2007 and 2006

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations	18

Item 3. Controls and Procedures	26

PART II

Item 1. Legal Proceedings	28

Item 2. Changes in Securities	28

Item 3. Defaults Upon Senior Securities	28

Item 4. Submission of Matters to a Vote of Security Holders	28

Item 5. Other Information	28

Item 6. Exhibits	28

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Unaudited financial statements of China World Trade Corporation for the nine months ended September 30, 2007 and 2006.

China World Trade Corporation

-	Condensed Consolidated Balance Sheet as of September 30, 2007

-	Condensed Consolidated Statements of Operations and Comprehensive Income for the three-month and nine-month periods ended September 30, 2007 and 2006

-	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2007 and 2006.

-	Notes to Condensed Consolidated Financial Statements

China World Trade Corporation Unaudited Condensed Consolidated Balance Sheet As of September 30, 2007

ASSETS	Note		US$
Current assets:
Cash and cash equivalents			$76,475
Accounts receivable, net			7,191
Prepayments			16,251
Other current assets			34,761
Note receivable – sale of affiliate	12		1,900,000
Rental and other deposits			265,956
Due from affiliate company	3	(a)	51,977
Total Current Assets			2,352,611

Property, plant and equipment, net			47,975
Marketable securities – Available-for-sale	5		4,400,000
Investment in affiliate companies	11		6,236,528
Total Assets			$13,037,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable			$10,523
Accrued expenses			384,966
Due to a shareholder	3	(c)	1,681,529
Due to related companies	3	(b)	112,655
Deferred income			5,225
Other current liabilities			173,254
Total Current Liabilities			2,368,152

STOCKHOLDERS’ EQUITY
Preferred stock, par value of US$0.001 each; 10,000,000 shares authorized, none issued or outstanding			-
Common stock, par value of US$0.001 each; 50,000,000 shares authorized, 49,565,923 shares issued and outstanding			49,566
Additional paid-in capital			41,010,482
Deferred stock-based compensation			(840,232)
Accumulated other comprehensive income
- foreign currency translation adjustment	13	(b)	57,228
- unrealized loss on marketable securities -available-for-sale	13	(a)	400,000
Accumulated deficit			(30,008,082)
Total Stockholders’ Equity			10,668,962

Total Liabilities and Stockholders’ Equity			$13,037,114

The accompanying notes are an integral part of the condensed consolidated financial statements.

China World Trade Corporation Condensed Consolidated Statements of Operations and Comprehensive Income Three-month and Nine-month periods ended September 30, 2007 and 2006

	Three-month Periods Ended		Nine-month Periods Ended
	September 30,		September 30,

		Restated		Restated
	2007	2006	2007	2006
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenues

Club and business centre	157,016	184,903	463,491	511,999
Hotel Management	8,321	-	8,321	-
Total operating revenues	165,337	184,903	471,812	511,999

Operating costs and expenses
Club and business centre	2,135	9,584	20,176	26,323
	2,135	9,584	20,176	26,323

Other expenses
Bad debts expense (recovered)	-	(28,255)	5,133	(28,255)
Impairment, depreciation and amortization	6,118	5,526	17,470	18,174
Stock-based consultancy expenses	238,012	355,315	1,280,822	1,099,907
Selling, general and administrative expenses	380,350	688,376	1,346,842	2,103,954

	624,480	1,020,962	2,650,267	3,193,780

Loss from continuing operations	(461,278)	(845,643)	(2,198,631)	(2,708,104)

Non-operating income (expense)
Other income	33,474	814	39,970	25,875
Interest income	146	140	685	520
Equity in earnings of affiliates	(39,788)	-	(119,434)	-
Gain on disposal of a subsidiary	-	-	12,272	-
Loss on disposal of an affiliate	-	-	(541,133)	-
Impairment loss on investment in an affiliate	-	(2,140,359)	-	(2,140,359)
Loss on disposal of interest in a subsidiary	-	(3,210,538)	-	(3,210,538)

Profit (Loss) from continuing operations before extraordinary item, income taxes and minority interest	(467,446)	(6,195,586)	(2,806,271)	(8,032,606)
Provision for income taxes	-	-	-	-

Profit (Loss) from continuing operations before extraordinary item and minority interest	(467,446)	(6,195,586)	(2,806,271)	(8,032,606)
Minority interest	-	-	-	-

Net profit (loss) from continuing operations before extraordinary item	(467,446)	(6,195,586)	(2,806,271)	(8,032,606)

Discontinued operations:
Income (loss) from discontinued operations	-	(430,484)	(36,801)	(475,510)

Net income (loss) before extraordinary item	(467,446)	(6,626,070)	(2,843,072)	(8,508,116)

Extraordinary item:
Negative goodwill recognized as income	-	-	1,000,000	-

Net income (loss)	(467,446)	(6,626,070)	(1,843,072)	(8,508,116)

Other comprehensive income:
Unrealized holding gain (loss) arising for the period	(880,000)	-	400,000	(1,108,375)
Less: Reclassification adjustment for gains or losses included in net profit (loss)	-	-	-	(46,000)
Foreign currency translation adjustment arising during the period	16,914	-	19,351	-
Less: Reclassification adjustment for gains or losses included in net profit (loss)	-	(15,393)	-	(15,393)

Comprehensive income (loss)	(1,330,532)	(6,641,463)	(1,423,721)	(9,677,884)

Profit (Loss) from continuing operations per share of common stock-Basic and diluted	(0.01)	(0.18)	(0.06)	(0.24)

Profit (Loss) from discontinued operations per share of common stock-Basic and diluted	-	(0.01)	-	(0.01)

Profit (Loss) from extraordinary income per share of common stock-Basic and diluted	-	-	(0.02)	-

Weighted average number of shares of common stock outstanding	49,565,923	34,465,923	48,375,813	34,030,578

The accompanying notes are an integral part of the condensed consolidated financial statements.

China World Trade Corporation Condensed Consolidated Statements of Cash Flows Nine-month periods ended September 30, 2007 and 2006

	Nine-month periods ended September 30,
	2007	2006
	Unaudited	Unaudited
	US$	US$
Cash flows from continuing operating activities:
Net loss	(1,843,072)	(8,508,116)
Net loss from discontinued operations	36,801	475,510
Net loss from continuing operations	(1,806,271)	(8,032,606)
Adjustments to reconcile net loss from continuing operation to net cash used in continuing operating activities:
Negative goodwill recognized as income	(1,000,000)	-
Stock issued for services	1,371,221	1,099,907
Loss on disposal of an affiliate	541,133	-
Share of losses in affiliate companies	119,434	-
Depreciation and amortization	17,470	18,174
Bad debts	5,133	-
Profit on disposal of a subsidiary	(12,272)
Impairment loss on current assets	-	(5,160)
Loss on disposal of interest in a subsidiary	-	3,210,539
Impairment loss on investment in an affiliate	-	2,140,359
Impairment loss on current assets	-	-
(Decrease) increase in deferred income	129	(903)
Changes in working capital:
Accounts receivables	(5,715)	(3,298)
Other current assets	(6,915)	(20,248)
Due from related companies	(449)	467,274
Due from an affiliate company	(26,814)	-
Rental and other deposits	(11,778)	(95)
Prepayments	(15,856)	214
Account payables	(1,889)	(2,466)
Accrued expenses	(238,627)	32,686
Other current liabilities	28,132	45,545
Due to related companies	61,373	17,346
Net cash used in continuing operating activities	(982,561)	(1,032,732)

Cash flows from continuing operations investing activities:
Proceeds from a subsidiary disposed in preceding year	900,000	-
Proceeds from disposal of an affiliate	100,000	-
Acquisition of a subsidiary - net of cash required	2,962	-
Disposal of a subsidiary	-	(1,353,749)
Acquisition of property, plant and equipment	-	(84,634)
Net cash used in continuing operations investing activities	1,002,962	(1,438,383)

Cash flows from continuing operations financing activities:
Advance from (repayment to) a shareholder	2,304	1,120,931
Net cash provided by continuing operations financing activities	2,304	1,120,931

Net decrease in cash from continuing operations	22,705	(1,350,184)

Discontinued operations:
Cash provided by (used in) discontinued operating activities	(53,191)	(2,756,873)
Cash provided by (used in) discontinued operations investing activities	(635)	(539,133)
Cash provided by (used in) discontinued operations financing activities	-	1,557,850
Net cash provided by (used in) discontinued operations	(53,826)	(1,738,156)

Foreign currency translation adjustments	452	-

Net increase (decrease) in cash and cash equivalents	(30,669)	(3,088,340)
Cash and cash equivalents at beginning of year	107,144	3,234,864
Cash and cash equivalents at end of year	76,475	146,524

Analysis of balances of cash and cash equivalents
Cash and bank balances	76,475	146,524

Supplemental disclosure information:
Interest paid	-	210,418
Income tax paid	-	103,037

Non-cash operating, investing and financing activities:
Common stocks issued for services	1,042,810	1,099,907
Purchase of a subsidiary by:
Set off against disposal consideration in arrear	3,000,000	-
Disposal of a subsidiary by:
Disposal consideration in arrear	1,900,000	-
Available for sale securities received as income	-	(375,000)

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B.  As permitted by Form 10-QSB instructions, we have not disclosed the detailed information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Accordingly, the unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2006, which is included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2007.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The Company operates business clubs in the major cities of China in association with the World Trade Center Association in order to position ourselves as the platform to facilitate trade between China and the world market. We currently operate two clubs, one in Guangzhou and the other in Beijing, PRC.

The Company has sold its holdings of 40% equity interest in its affiliate, General Business Network (Holdings) Ltd. (“GBN”), on September 29, 2007.  The latter acquired a majority stake of Guangdong New Generation Commercial Management Limited ( “New Generation”) in August 2004.  New Generation provides business travel services, and acts as a consolidator of airline tickets and hotel accommodations in China.

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

The Financial Accounting Standards Board, the Emerging Issues Task Force (the “EITF”) and the Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of September 30, 2007 which will be effective in future periods.  Management of the Company has reviewed these changes and does not believe that any of those pronouncements would have significant effect on the Company’s financial statements, measurements or disclosures had they been in effect during 2007, 2006 and 2005, and they do not believe that any of those pronouncements will have a significant impact on the Company’s financial statements at the time they become effective.

2.	GOING CONCERN CONSIDERATIONS

CWTD has a net loss of US$467,446 and US$6,626,070 for the three-month periods ended September 30, 2007 and 2006 respectively, and incurred a deficit operating cash flow of US$982,562 and US$1,032,733 for the three-month periods ended September 30, 2007 and 2006 respectively. Continuation of the Company as a going concern is dependent upon obtaining additional working capital through additional equity funding and attaining profitable operations in the future. Management has developed a strategy, which they believe can be accomplished and will enable the Company to operate in the future. The inability of the Company to secure additional funding and attain profitable operations in the near term could adversely impact the Company's business, financial position and prospects.

3.           AMOUNT DUE FROM/TO RELATED PARTIES

(a) Due from affiliate company
As of
September 30, 2007
US$

CWT International Excursion Investment Ltd.	51,977
Classified as current assets	51,977

The amounts due from affiliate company as of September 30, 2007 represented unsecured advances which are interest-free and repayable on demand.

(b) Due to related companies
As of September 30, 2007
US$

Beijing Wanlong Economic Consultancy Corporation Ltd.	(54,921)
Guangzhou City International Exhibition Co.	(14,979)
Guangzhou Goldlion City Properties Co., Ltd.	(42,755)

Classified as current Liabilities	(112,655)

The amounts due to related companies as of September 30, 2007 represented unsecured advances which were interest-free and repayable on demand.

(c) Due to a shareholder
As of September 30, 2007
US$

Mr. William Tsang	1,681,529

The amount due to a shareholder represents unsecured advances which are interest-free and repayable on demand.

4.           RELATED PARTY TRANSACTIONS

(a)           Names and relationship of related parties

Existing relationships with the Company

Beijing Wanlong Economic Consultancy Corporation Ltd.	PRC partner of a subsidiary

Bernard Chan	An ex-officer and an ex-shareholder of the Company

Chan Chi Ming	A officer and ex-shareholder of the Company

Chen De Xiong	A shareholder and director of a former subsidiary

Chen Zeliang	A director and ex-shareholder of the Company

CWT International Excursion Investment Limited	An affiliate company of the Company

Glory River Corporation	A company which an officer of the Company is a director

Guangzhou City International Exhibition Co.	PRC partner of a subsidiary

Guangzhou Cyber Strategy Limited	A company in which a director of the Company has beneficial interest

Guangzhou Goldlion City Properties Co., Ltd.	A company controlled by close family members of a director

Guangzhou Goldlion Environmental Technology Co., Ltd.	A company controlled by close family members of a director

HK (Xian) Trade Association Ltd.	A non-profit making organization in which a director of the Company is a director

Ho Chi Kin	A former independent director of the Company

Huang Ze Hua	A shareholder and director of a former subsidiary

John Hui	A director, shareholder and ex-officer of the Company

Luo Chao Ming	A director and shareholder of the Company

June Yang	A director

Ye Xinlong	A director

Larry Wei Fan	A Chief Financial Officer

Renard Investments Limited	A company controlled by close family members of a director

Suo Hong Xia	A shareholder and director of a former subsidiary

William Tsang	A director, shareholder and officer of the Company

(b)           Summary of related party transactions

	Three-month Periods Ended		Nine-month Periods Ended
	September 30,		September 30,

		Restated		Restated
	2007	2006	2007	2006
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Consultancy fee expenses to
Beijing Wanlong Economic Consultancy Corporation Ltd.	4,993	4,631	14,680	13,893
Bernard Chan		-		12,821
Chen Dexiong		1,482		4,446
Guangzhou City International Exhibition Co.	4,993	4,631	14,680	13,893
Glory River Corporation		17,308	34,616	48,077
Huang Zehua		926	1,852	2,778
Suo Hongxia		463	926	1389

Director salary to
Ho Chi Kin		-		1,000
William Tsang	37,500	37,500	112,500	112,500
Chan Chi Ming		19,266	26,419	57,797
June Yang	6,567	-		--
Luo Chao Ming	1,182	1,111	3,103	10,850
Chen Zeliang	0	3,705	6,403	7410

Rent and related expenses to
Renard Investments Limited	10,365	-	31,095	-
Guangzhou Goldlion City Properties Co., Ltd.	27,790	59,767	143,850	168,888
Guangzhou Goldlion Environmental Technology Co., Ltd.	51,029	44940	146,847	131,353

Personal guarantee granted from
Mr. William Tsang	19,231	19,231	19,231	19,231

5.           AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities represent equity securities of which the aggregate cost, gross unrealized gains and losses and fair value are as follows:

	As of Sep 30, 2007

	Cost	Gross unrealized gain	Fair value
	US$	US$	US$
Available-for-sale:
Equity securities
Non-current assets – Mobile Entertainment, Inc.	4,000,000	400,000	4,400,000

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

On December 31, 2003, the Board of Directors adopted a stock option plan ("The 2003 Plan"). The 2003 Plan allows the Board of Directors to grant stock options to various employees of the Company. 1,000,000 stock options were granted in accordance with the terms of the 2003 Plan on December 31, 2003 to certain officers and directors at an exercise price of US$0.673 per share. On February 20, 2004, the Company cancelled 95,000 options due to resignation and job reposting; accordingly there are no options outstanding at September 30, 2007.

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

As of September 30, 2007, 6,500,000 shares in total under the 2006 Non-qualified Stock Compensation Plan have been fully issued.

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

The following table shows the stock-based compensation recognized during the three month and nine month periods ended September 30, 2007 and 2006

		Three-month Periods Ended		Nine-month Periods Ended
		September 30,		September 30,
			Restated		Restated
	Number of	2007	2006	2007	2006
	shares	US$	US$	US$	US$
Stock-based compensation recognized for consultancy services	issued	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Stock issued in February 2007
Expenses to Canyon Red Group Limited	691,000	31,095	-	93,285	-
Expenses to Techpro Services Limited	1,437,000	93,143	-	428,443	-
Expenses to Perfect Bright Holdings Limited	712,000	20,173	-	242,080	-
Expenses to Grande Angel International Limited	2,860,000	93,600	-	266,760	-

	5,700,000
Stock issued in August 2006
Expenses to Geentree Financial Group Inc.	800,000	-	274,000	250,253	571,747

	6,500,000

Stock issued in April 2006
Expenses to Mr. Andy Lau (1)	117,000	-	81,315		144,560
Expenses to Grace Motion Inc. (1)	280,000	-			383,600

	397,000	238,012	355,315	1,280,822	1,099,907

(1)  Pursuant to 2003 Non-qualified Stock Compensation Plan in accordance with registration statement filed with the SEC as of October 28, 2003.

7. BUSINESS SEGMENT INFORMATION

	Three-months Periods Ended September 30,		Nine-months Periods Ended September 30,
	2007	Restated 2006	2007	Restated 2006
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating revenues
Club and business centre	157,016	184,903	463,491	511,999
Business traveling services
Hotel Management	8,321		8,321
	165,337	184,903	471,812	511,999

Profit (Loss) from continuing operations
Club and business centre	(126,399)	(59,925)	(378,601)	(245,539)
Business traveling services			(284,097)
Hotel Management	7,905		7,905

	(118,494)	(59,925)	(654,793)	(245,539)
Corporate expenses	(342,784)	(785,718)	(1,543,839)	(2,462,565)

Consolidated operating loss from continuing operation	(461,278)	(845,643)	(2,198,632)	(2,708,104)

Realized gain on marketable securities - available-for-sale
Other income	33,474	814	39,971	25,876
Interest income	146	140	685	519
Interest expense
Equities in earnings of affiliates	(39,788)		(119,434)
Gain on disposal of a subsidiary			12,272
Loss on disposal of an affiliate			(541,133)
Impairment loss on investment in an affiliate		(2,140,359)		(2,140,359)
Loss on disposal of interest in a subsidiary		(3,210,538)		(3,210,538)
Realized gains on available-for-sale securities

Net loss from continuing operation before extraordinary item, income taxes and minority interest	(467,446)	(6,195,586)	(2,806,271)	(8,032,606)

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

The excess of disposal consideration over fair value of net assets sold amounting to $12,272 was recorded as gain on disposal of a subsidiary in the condensed consolidated statement of operations and comprehensive income in this year.

9.     ACQUSITION OF A SUBSIDIARY

(a)  Summary of effect  of  acquisition of  a subsidiary

Pursuant to the Settlement Agreement dated April 9, 2007 between Wisdom Plus Ltd. and China Chance Enterprises Ltd., a wholly owned subsidiary of the Company, the consideration outstanding of US$3,000,000 relating to disposal of General Business Network (Holdings) Ltd. on June 29, 2006, a former subsidiary of the Company, was set off against consideration payable by the Company in respect of the acquisition of 100% equity interest of Sonytech Ltd, a BVI company.

Sonytech Ltd. beneficially owns 8,000,000 shares of Mobile Entertainment, Inc. (former name is BIZ Outsourzing, Inc.), a Nevada corporation whose common stock is listed for quotation in the Pink Sheets market.  The latter is accounted for as available-for-sale securities in the books of Sonytech Ltd.    Sonytech is an equity holding company and a dormant company, and has no other subsidiary.

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

In accordance with Statement of Financial Accounting Standards No. 141 Business Combination, the negative goodwill of US$1,000,000 is recognized as other income and has been included in statement of operations for the three months ended September 30, 2007.

(b)  Analysis of net outflow of cash and cash equivalents in respect of acquisition during the period

Nine–month Periods ended
September 30, 2007
US$

Cash consideration	Nil
Bank balance and cash acquired	Nil

Net outflow of cash and cash equivalents	Nil

10.     DISPOSAL OF AN AFFILIATE

Pursuant to a Sale and Purchase Agreement (“S&P Agreement”) dated June 29, 2007 between Wisdom Plus Ltd. and China Chance Enterprises Ltd., a wholly owned subsidiary of the Company, the Company disposed of its 40% equity interest in General Business Network (Holdings) Ltd. (“GBN”) at a consideration of US$2,000,000.  The consideration is to be settled in cash or shares of common stock issued by any Pink Sheet or OTCBB companies in lieu of the consideration.

To date, US$100,000 out of total consideration of US$2,000,000 has been received in cash.

Despite the S&P Agreement was signed on June 29, 2007, Management believes the negotiation and discussion of the S&P Agreement was practically concluded in early April 2007.  The delay in signing is due to the unexpected change in travel schedules of the signing parties of the Agreement.

The Management believes taking April 1, 2007 as the effective date of disposal is a fair treatment, having regard to the fact that the influence over the daily management and operation of GBN and its subsidiaries effectively ended in early April 2007 and the immaterial amount of share in earnings of affiliates under equity accounting method to be included in the condensed consolidated statement of operations and comprehensive income for the period.

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

Carrying value of affiliates consists of the following:
	Three-month Periods Ended		Nine-month Periods Ended
	September 30,		September 30,
		Restated		Restated
	2007	2006	2007	2006
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

General Business Network (Holdings) Limited.
Carrying value at beginning of period	2,541,133	-	2,538,529	-
Equity in earnings during the period	-	-	2,604	-
Cash dividend received	-	-	-	-
Disposal during the period at carrying value	(2,541,133)	-	(2,541,133)	-
Carrying value at end of period	-	-	-	-
CWT International Excursion Investment Limited
Carrying value at beginning of period	6,276,316	-	6,355,963	-
Equity in earnings during the period	(39,788)	-	(119,435)	-
Cash dividend received	-	-	-	-
Disposal during the period at carrying value	-	-	-	-
Carrying value at end of period	6,236,528	-	6, 236,528	-

Carrying value in affiliates at end of period	6, 236,528	-	6, 236,528	-

Unaudited condensed results of operations of CWT Excursion are summarized below. All amounts are presented in accordance with accounting principles generally accepted in the United States. The revenues and expenses have been translated at close rates.

	Three-month Periods Ended		Nine-month Periods Ended
	September 30,		September 30,
		Restated		Restated
	2007	2006	2007	2006
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating revenues	808,566	-	2,712,301	-
Operating costs and expenses	(1,122,763)	-	(3,626,617)	-
Loss from operation	(314,198)	-	(914,317)	-
Interest and other income	3,685	-	7,632	-
Minority interest	151,359	-	428,943	-
Net loss	(159,154)	-	(477,742)	-

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

(a) Acquisition of affiliate

On June 25, 2006, the Company together with its wholly owned subsidiary, Rainbow Wish Limited (“Rainbow Wish”), entered into a Share Exchange Agreement (the “Agreement”) with CWT International Excursion Investment Limited, a company organized and existing under the laws of the British Virgin Islands (“CWT Excursion”), and Chi Hung Tsang, the Chairman of the Company and holder of sixty percent (60%) of the capital stock of CWT Excursion, and also a citizen and resident of the People’s Republic of China. Pursuant to the terms of the Agreement, the Company will issue 9,000,000 shares of its common stock (the “CWTD Shares”) to Mr. Tsang in exchange for 25 common shares of CWT Excursion owned by him (the “CWT Excursion Shares”) to Rainbow Wish, representing a 25% equity interest in CWT Excursion.

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

The acquisition consideration of CWT Excursion amounts to $6,408,000, which is taken as the carrying value in CWT Excursion at acquisition date of Jun 25, 2006. It is the fair market value of the CWTD Shares to be issued to Mr. Tsang, based on the closing bid price for the common stock of CWTD in the last five trading days preceding the date of the Agreement of $0.712.

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

Upon disposal of 60% of General Business Network (Holdings) Limited (“GBN”) common shares on June 29, 2006, the Company holds 40% of its outstanding capital stock.  GBN becomes an affiliate subsequent to the disposal.   The carrying value of GBN at June 29, 2006 of $2,666,667 is ascertained with reference to consideration for 60% equity of GBN disposed ($4,000,000 x 40%/60%).

GBN, as an affiliate of the Company, was disposed on June 29, 2007 at a consideration of US$2,000,000.  Please see footnote no. 10 for details.

12.           Note  receivable – sale of affiliate

Disposal consideration receivable is the consideration receivable from Wisdom Plus Limited relating to the disposal of GBN, as an affiliate, on June 29, 2007.

The total consideration of US$2,000,000 is to be paid by 2 installments from June 30 to December 31, 2007 in cash or shares of common stock issued by any Pink Sheet companies or OTCBB companies in lieu of the consideration.  Cash of US$100,000 had been received as of June 13, 2007 in accordance with the Agreement with the following schedules: US$100,000 to be paid on June 30, 2007; US$1,900,000 to be paid on December 31, 2007.

13.           Accumulated Other Comprehensive Income

(a)	Unrealized gain on marketable securities-available-for-sale

Unrealized gain on marketable securities-available-for-sale of $400,000 relates to the Company’s investment in the common stock of Mobile Entertainment Inc.  The amount of $400,000 represents the increase in fair value based on the common stock market value as of September 30, 2007, as defined by SFAS No. 130 “Accumulated Other Comprehensive Income (Loss)”.

(b)           Foreign currency translation adjustment

Foreign currency translation adjustment of $57,228 relates to changes in unrealized gains and losses on foreign currency translation in accordance with statement of Financial Accounting Standards No. 52, "Foreign Currency Translation".  This comprehensive income is not included in the computation of income tax expense or benefit.

14.           DISCONTINUED OPERATIONS

Upon disposal of 60% equities interest of GBN on June 29, 2006 as detailed in footnote no. 10 above, it becomes an affiliate of the Company.  As the Company still maintains a significant influence over the management and control of GBN, it is not treated as discontinued operation from October 1, 2006 onwards.  Subsequent to the disposal of the remaining 40% equity interest in GBN on June 29, 2007 as detailed in footnote no. 11 above, it is treated as discontinued operation for the period.

Upon disposal of 100% equity interest of CIGL on June 29, 2007 as detailed in footnote no. 8 above, it is treated as discontinued operation for the period.

Condensed consolidated statement of operation and comprehensive income and Condensed consolidated statement of cash flows and segment information on footnote no. 7 have been adjusted to reflect discontinued operations relating to GBN and CIGL.  2006 comparative figures have been restated accordingly to conform with the presentation of discontinued operation for the period.

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

Subsequent to the disposal of 100% equity interest in GBN in two transactions on June 29, 2007 and June 29, 2006, New Generation ceased to be a subsidiary of the Company and this contingency no longer exists.

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

OVERVIEW

    We were incorporated in the State of Nevada in 1998 to engage in any lawful corporate undertaking. Since Jun 2002, our business objective has been to open and operate business clubs in the major cities of China in association with the World Trade Center Association and providing services to our members and clients in order to position ourselves as the platform to facilitate trade between China and the world market. We currently operate two clubs, one in Guangzhou and the other in Beijing, The People’s Republic of China.  We have grown through acquisitions and internal growth and our business objectives have expanded as set forth in the following paragraphs.

Our growth and development as a business enterprise has been marked by a number of significant corporate events. Pursuant to a Share Exchange Agreement, dated as of August 10, 2000, between Virtual Edge Limited ("Virtual Edge") and Main Edge International Limited ("Main Edge"), Main Edge transferred all of the issued and outstanding shares of the capital stock of Virtual Edge to the Company in exchange for 1,961,175 shares of our pre-split common stock, representing approximately 75% of our outstanding shares of the common stock. Accordingly, we controlled the operations of Virtual Edge, and Main Edge became our majority stockholder. We then undertook an 8-for-1 forward split that was effective on the 15th day of June 2000, which resulted in Main Edge owning 15,689,400 shares of our common stock. On June 3, 2002 and December 17, 2002, there were consummation of two private placement financings by Powertonic Holdings Limited (“Powertronic”) which acquired a total of 2,000,000 common stocks of the Company and warrants to purchase up to 4,000,000 shares.  On December 17, 2002, we acquired General Business Network (Holdings) Limited by the issuance of 4,000,000 shares and warrants to purchase up to 4,000,000 shares of our common stocks.  On April 20, 2004, a subsidiary of the Company acquired 51% equity interest of Guangdong New Generation Commercial Management Limited (“GNGCM”) and its 7 subsidiaries in cash and the issuance of common stocks.  Subsequently to the disposal of 60% of the capital stock of General Business Network (Holdings) Ltd (“GBN”) on June 29, 2006, the Company has disposed the remaining 40% of capital stock of GBN on June 29, 2007. GBN is the holding company of GNGCM.  In June 2007, the Company issued 9,000,000 shares of its common stock to acquire CWT International Excursion Investment Limited, a company owns 51% equity interest in a joint venture company known as Suzhou Tongli International Excursion Development Limited in the business of operating tourist concessions in Tongli Town, Jiangsu Province, China. In August 2007, we incorporated two BVI companies under Virtual Edge Limited, namely the CWT Hotel Management Services Limited and CWT Investment Services Limited.

China World Trade Corporation ("China World Trade") has recently established its businesses into three distinct divisions, namely the club and business center; hotel management and strategic investment and consultancy services. The Club and Business Center division is devoted to the building of the World Trade brand in China. Its objective is to open and operate business clubs in the major cities of China in association with the World Trade Center Association, in order to position the company as the platform to facilitate trade between China and the world market. China World Trade currently operates the Guangzhou World Trade Center Club, consisting of over 4,000 square meters located on 3-4/F Goldlion Digital Network Center, 136-138 Tiyu Road East, Tianhe District, Guangzhou, The People’s Republic of China, and The Beijing World Trade Center Club, which is located at 2nd Floor, Office Tower II, Landmark Towers Beijing, 8 North Dongsanhuan Road, Beijing The People’s Republic of China with a floor area of 730 square meters. In addition, since the acquisition of CEO Clubs China Limited ("CEO Clubs") in May 2004, CEO Clubs will complement China World Trade's offerings by targeting higher profile leadership from larger companies than those normally associated with China World Trade. The CEO Clubs family, of which each family member operates independently of each other, has thirteen chapters in the US and China. It focuses on recruiting CEO's of companies with annual sales exceeding $2 million as members. The average member of our affiliated CEO Clubs family has $20 million in annual sales.

In 2007, the Company eliminated its lower-margin and price sensitive travel services division.  Leveraging its business clubs and travel services experience, China World Trade launched two new divisions in August 2007 to focus on hotel management and business investment & consultancy services.

The hotel management division focuses on high margin hotel management and development support services.  Its commitment is to work in synergy with China World Trade’s business clubs and investment service divisions to provide a high yielding, well managed hotel by utilizing all its resources and expertise. With a “hands-on” approach, CWT hotel management division will provide its clients with a wide range of hotel management services and solutions, including hotel conceptual design, consignment management, pre-opening, operation and consultancy of hospitality:

As the Investment and Financing Platform of CWTC, the strategic investment and consultancy services division provides investment and advisory services as an important bridge between foreign capital and fund raising needs of Chinese enterprises largely in the sectors of hotel, property, resources, manufacturing and technology.  Among the strategic investments of the company, China World Trade acquired 25% equity interest of CWT International Excursion Limited which owns 51% of the outstanding capital stock of a joint venture company known as Suzhou Tongli (International) Excursion Development Limited (“Suzhou Tongli”) on June 25, 2006. Suzhou Tongli is a company organized and existing under the laws of the People’s Republic of China; and is in the business of operating tourist concessions in Tongli Town, Suzhou City, Jiangsu Province of the People’s Republic of China. This strategic acquisition is believed to provide the Company with entry into the high margin tourism segment of the travel business because Tongli town is quickly becoming one of the most popular domestic and international tourist destinations in China with strong tourism, business travel growth opportunities in the region.

RESULTS OF OPERATIONS

The following table shows the selected unaudited condensed consolidated income statement data of the Company and its subsidiaries for the three-month and nine-month periods ended September 30, 2007 and 2006. The data should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company for the three-month and nine-month periods ended September 30, 2007 and 2006 and related notes thereto.

	Three-month Periods Ended				Nine-month Periods Ended
	September 30,				September 30,
			Restated				Restated
	2007	% of	2006	% of	2007	% of	2006	% of
In US$ Thousand	US$	revenue	US$	revenue	US$	revenue	US$	revenue
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Operating revenues
Club and business centre	157	95.0	185	100.0	463	98.2	512	100.0
Hotel Management	8	5.0			8	1.8
	165	100	185	100	472	100	512	100.0
Gross profit
Club and business centre	155	93.7	175	94.82	443	94.0	486	94.86
Hotel Management	8	5.0			8	1.8
Total gross profit	163	98.7	175	94.82	452	95.7	486	293.7

Other expenses
Bad debts expense (recovered)			(28)	(15.3)	5	1.1	(28)	(5.5)
Impairment, depreciation and amortization	6	3.7	6	3.0	17	3.7	18	3.5
Stock-based consultancy expenses	238	144.0	355	192.2	1,281	271.5	1,100	214.8
Selling, general and administrative expenses	380	230.0	688	372.3	1,347	285.5	2,104	410.9

	624	377.7	1,021	552.2	2,650	561.7	3,194	623.8

Loss from continuing operations	(461)	(279.0)	(846)	(457.3)	(2,199)	(466.0)	(2,708)	(528.9)

Non-operating income (expense)
Other income	33	20.2	1	0.4	40	8.5	26	5.1
Interest income	0	0.1		0.1		0.1		0.1
Interest expense
Equity in earnings of affiliates	(40)	(24.1)			(119)	(25.3)
Gain on disposal of a subsidiary					12	2.6
Loss on disposal of an affiliate					(541)	(114.7)
Impairment loss on investment in an affiliate			(2,140)	(1,157.6)			(2,140)	(418.0)
Loss on disposal of interest in a subsidiary			(3,211)	(1,736.3)			(3,211)	(627.1)
Realized gains on available-for-sale securities

Profit (Loss) from continuing operations before extraordinary item, income taxes and minority interest	(467)	(282.7)	(6,196)	(3,350.7)	(2,806)	(594.8)	(8,033)	(1,568.9)
Provision for income taxes

Profit (Loss) from continuing operations before before extraordinary item and minority interest	(467)	(282.7)	(6,196)	(3,350.7)	(2,806)	(594.8)	(8,033)	(1,568.9)
Minority interest

Net profit (loss) from continuing operations before extraordinary item	(467)	(282.7)	(6,196)	(3,350.7)	(2,806)	(594.8)	(8,033)	(1,568.9)
Discontinued operations:
Income (loss) from discontinued operations			(430)	(232.8)	(37)	(7.8)	(476)	(92.9)

Net income (loss) before extraordinary item	(467)	(282.7)	(6,626)	(3,583.5)	(2,843)	(602.6)	(8,508)	(1,661.7)
Extraordinary item
Negative goodwill recognized as income					1,000	211.9

Net income (loss)	(467)	(282.7)	(6,626)	(3,583.5)	(1,843)	(390.6)	(8,508)	(1,661.7)
Other comprehensive income
Unrealized gains on available-for-sale securities
Unrealized holding gain arising for the period	(880)	(532.2)			400	84.8	(1,108)	(216.5)
Less: Reclassification adjustment for gains or losses included in net profit (loss)							(46)	(9.0)
Foreign currency translation adjustment arising during the period	17	10.2			19	4.1
Less: Reclassification adjustment for gains or losses included in net profit (loss)			(15)	(8.3)			(15)	(3.0)

Comprehensive income (loss)	(1,331)	(804.7)	(6,641)	(3,591.9)	(1,424)	(301.8)	(9,678)	(1,890.2)

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2007 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2006

As the Results of Operations for the three months ended September 30, 2007 and 2006 have been adjusted to reflect discontinued operations, the following discussion reflects operations without the discontinued operations.

Operating Revenue

Of the $163,000 total gross profit for the three-month period ended September 30, 2007, the gross profit was generated from providing club and business center services and hotel management services.

We have provided club and business center services through our subsidiary Guangzhou World Trade Center Club located in Guangzhou Province, the PRC since June 2002. We have commenced our operation in the hotel management and investment consultancy services business since the launch of our two divisions in August 2007. Consolidated operating revenue for the three-month period ended September 30, 2007 was $165,000, compared to $185,000 for the same corresponding period in year 2006, a decrease of $20,000 or 10.8%. The decrease was mainly due from the slow down on club and business center services.  We did not record any revenue from business travel service since w had disposed of our 51% equity holding in GNGCM. Other business travel service from Suzhou Tongli were presented on Equity in earnings of affiliates since we hold a 25% equity interest in CWT Excursion using the equity method of accounting.

We will continue to utilize the World Trade Center Clubs in various major cities in China to provide the necessary platform for the growth of our businesses. The hotel management division will focus on high margin hotel management and development support services; the investment and consulting services division invests in high-growth opportunities in the tourism, hospitality and business development services industries.  We believe that our revenue will continue to improve steadily under normal business circumstances.

Of the $165,000 revenue in the three-month period ended September 30, 2007, 95% of  revenues were generated from providing club related services by our Guangzhou World Trade Center Club and Beijing World Trade Center Club and 5% of revenues were generated from providing hotel management services by our hotel management division.

Consolidated gross profit decreased by $12,000 or 6.9% for the three-month period ended September 30, 2007 over the same corresponding period in year 2006. The decrease was driven by the decrease in gross profit of our club and business center resulting from a lower profit margin.  As a percentage of total operating revenues, the consolidated gross profit margin of 98.7% for the three-month period ended September 30, 2007 increased from 94.8% for the same corresponding period in 2006. Our profit margin was driven by the low cost from hotel management division.

Of the $163,000 total gross profit for the three-month period ended September 30, 2007, 5.0% of the gross profit was generated from providing hotel management service; 95.0% of the gross profit was generated from providing club and business center services, as compared to the same corresponding period in year 2006. The club and business center services represented a 94.8% (or $175,000) of the total gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by approximately $308,000 or 44.7% to $380,000 for the three-month period ended September 30, 2007 from $688,000 for the same corresponding period in 2006. The stock-based consultancy expenses decreased by approximately $117,000 or 32.9% to $238,000 for the three-month period ended September 30, 2007 from $355,000 for the same corresponding period in 2006. We believe the selling, general and administrative expenses will remain steady or increase steadily as our businesses continue to grow.

Stock-Based Consultancy Expenses

Total stock-based consultancy expenses were approximately $238,000 for the three-month period ended September 30, 2007, as compared to the same corresponding period in year 2006 , a decrease of approximately $117,000 or 32.9% from $355,000.  The decrease was mainly due to the decrease in issuing stock for the compensation of consultancy expenses.

Impairment Loss and Depreciation

Total impairment loss and depreciation were approximately $6,000 for the three-month period ended September 30, 2007, which has no change as compared to the same corresponding period in year 2006.  Under normal circumstances, we will review the impairment of our assets at the year end or at the anniversary of such assets.

Other Income and Other Non-Operating Income

We recorded approximately $33,000 from other income; an approximate loss of $40,000 from equity in earnings of affiliates from Suzhou Tongli.  There were no corresponding figures for these items, except for other income of approximately $1,000, for the same corresponding period in 2006.

There was no impairment loss on investment in an affiliate and no loss on disposal of interest in a subsidiary for three month period ended September 30,2007 ,as compared to loss from the same item non-operating of approximately $5,351,000 for the three month period ended September 30, 2006.

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

Income taxes were zero for the three-month period ended September 30, 2007 and there was no corresponding figure for the same corresponding period in year 2006

Discontinued Operations

There was no Loss from discontinued operations for the three-month period ended September 30, 2007 as compared to loss from discontinued operation of approximately $430,000 for the three-month period ended September 30, 2006.

Extraordinary item

No Extraordinary income was recorded for the period.

Net Income /Comprehensive income

Net loss was approximately $467,000 for the three-month period ended September 30, 2007, as compared to the net loss in the amount of $6,196,000 for the same corresponding period in year 2006, a decrease of approximately $5,729,000. The decrease in net loss was the result of the lower selling, general and administrative expense including the stock-based consultancy expense, the decrease in impairment loss on investment in an affiliate and loss on disposal of interest in a subsidiary, the decrease in loss realized from discontinued operations during the three-month period ended September 30, 2007.

In addition, we recorded an unrealized loss on short-term investments (fair value adjustment) which is classified as other comprehensive loss in the amount of approximately $880,000 for the three-month period ended September 30, 2007, and there was no corresponding figure for the same corresponding period in 2006. This loss was the result of the unrealized loss in fair market value of the common stocks we received as part of the consideration for the disposal of 60% of GBN on June 29, 2006. Management believes that this unrealized loss will fluctuate from quarter to quarter if we continue to hold these shares. We intend and plan to offload these shares as soon as possible and within a period of 12 months upon receiving them.

The accounting loss or net comprehensive loss, after including the unrealized loss relating to short-term investments arising during the three-month period ended September 30, 2007 of $880,000 is approximately $1,331,000, as compared to a net comprehensive loss of $6,641,000 for the same corresponding period in 2006., of which the unrealized loss relating to short-term investments arising during the same corresponding period in 2006 is Nil.  Again, this unrealized loss will vary from quarter to quarter if we continue to hold on to these shares.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2007 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2006

Since the Results of Operations for the nine month periods ended September 30, 2007 and 2006 have been adjusted to reflect discontinued operations, the following discussion reflects operations without the discontinued operations.

Operating Revenue

Consolidated operating revenue for the nine month period ended September 30, 2007 was $472,000, compared to $512,000 for the same corresponding period in 2006, a  decrease of $40,000 or 7.8%. The decrease was mainly the result of decrease in revenue generated by the club and business centre.

Of the $472,000 revenue in the nine month period ended September 30, 2007, 98.2% (approximately $463,000) of it was generated by providing club related services by our Guangzhou World Trade Center Club and Beijing World Trade Center Club, 1.8%( approximately $8,000) of it was generated by providing hotel management service by our Guangzhou World Trade Center Club; There was no revenue generated from business traveling services and business value-added services for the corresponding period in 2007.

Consolidated gross profit decreased by $34,000 or 7.0% for the nine month period ended September 30, 2007 over the same corresponding period in 2006. The decrease was predominantly driven by the decrease in gross profit of our club and business center resulting from slow business in the industry and lower profit margin.  As a percentage of total operating revenues, the club and business center has taken up the 98% of the total gross profit for the Company for the nine month period ended September 30, 2007, and the new business, hotel management has taken up 2%of the total gross profit for the nine month period ended September 30, 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by approximately $757,000 or 35.9% to $1,347,000 for the nine month period ended September 30, 2007 from $2,104,000 for the same corresponding period in 2006.

Stock-Based Consultancy Expenses

Total stock-based consultancy expenses were approximately $1,281,000 for the nine month period ended September 30, 2007, as compared to the same corresponding period in 2006, an increase of approximately $181,000 or 16.4% from $1,100,000.  The increase was mainly due to the increase in issuing stock for the compensation of consultancy expenses.

Impairment Loss and Depreciation

Total impairment loss and depreciation were approximately $17,000 for the nine month period ended September 30, 2007, as compared to the same corresponding period in 2006, a decrease of $1,000 or 5.5% from $18,000.  The decrease was mainly due to the decrease in depreciable amount of property and equipment in our Clubs business during the nine month period ended September 30, 2007.

Other Income and Other Non-Operating Income and Realized Gain

The other income increased by approximately $14,000 for the nine month period ended September 30, 2007, as compared to the same corresponding period in 2006. The increase was primarily the result of waived other payable of approximately $27,521 (or RMB250,000) which occurred during the three month period ended September 30, 2007.

During the nine month period ended September 30, 2007, the Company incurred a loss of approximately $119,000 from equity in earnings of affiliates; and a net loss of approximately $528,000 from disposal of a subsidiary and an affiliate which is a former subsidiary of the Company.  There were no corresponding figures for the same corresponding period in 2006.

Interest Expenses, Net

Net Interest expenses were approximately $1,000 for the nine month period ended September 30, 2007, as compared to zero for the same corresponding period in 2006.

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

Income taxes were zero for the nine month period ended September 30, 2007 and there was no corresponding figure for the same corresponding period in 2006.

Discontinued Operations

Loss from discontinued operations for the nine month period ended September 30, 2007 was approximately $37,000 as compared to loss from discontinued operation of approximately $476,000 for the nine month period ended September 30, 2006. The decrease is because of the fact that for nine month period ended September 30, 2006, General Business Network (Holdings) Ltd. (“GBN”) loss of approximately $698,000, partially offset by Creative Idea Group Ltd. (“CIGL”) profit of approximately $222,000, results in a net loss of approximately $476,000.  For the nine month period ended September 30, 2007, loss for CIGL of approximately $39,000 was partially offset by equities in earnings of affiliates, GBN, of approximately $2,000.

Extraordinary item

Extraordinary income of $1,000,000 relating to the recognition of negative goodwill as income was recorded for the nine month period ended September 30, 2007. There were no corresponding figures for the same corresponding period in 2006.

Net Income (Loss) /Comprehensive income

Net loss was approximately $1,843,000 for the nine month period ended September 30, 2007, as compared to the net loss in the amount of $8,508,000 for the same corresponding period in 2006, a decrease of approximately $6,665,000. The decrease in net loss was mainly the result of the recording of negative goodwill recognized of $1,000,000 during the nine-month period ended September 30, 2007, partially offset by no impairment loss on investment in an affiliate and on a loss on disposal of interest in a subsidiary, while there was $5,351,000 of impairment loss on investment in an affiliate for the same corresponding period in 2006.

In addition, we recorded an unrealized gain on short-term investments (fair value adjustment) which is classified as other comprehensive income (loss) in the amount of approximately $400,000 for the nine month period ended September 30, 2007, as compared to an unrealized loss of $1,108,000 for the same corresponding period in 2006. This increase was the result of the unrealized increased gain in fair market value of the common stocks we received as part of the consideration for the disposal of 60% of GBN on June 29, 2006. Management believes that this unrealized gain (or loss) will fluctuate from quarter to quarter if we continue to hold these shares. We intend and plan to offload these shares as soon as possible and within a period of 12 months upon receiving them.

The accounting loss or comprehensive loss, after taking the unrealized gain or loss on the marketable securities-available-for-sale into consideration, for the nine month period ended September 30, 2007, is approximately $1,424,000, compared to a comprehensive loss of $9,678,000 for the same corresponding period in 2006.  Again, this unrealized gain (or loss) will vary from quarter to quarter if we continue to hold on to these shares.

Liquidity and Capital Resources

As of September 30, 2007, cash and cash equivalents totaled $ 76,475 as compared to September 30, 2006 of $146,524 a decrease of approximately $70,049.  This decrease in cash position of $70,049 during the nine-month period ended September 30, 2007 was the result of a combination of net cash used in discontinued operation in the amount of $53,826; net cash used in continuing operations financing activities in the amount of $2,304 and net cash used in continuing operating activities in the amount of $982,561, offsetting by net cash provided in continuing operations investing activities in the amount of $1,002,962 and foreign currency translation adjustment on cash of $452.  The net cash used in continuing operations financing activities was mainly a repayment to a shareholder in the amount of $2,304.

 The net cash used in continuing operating activities was a combination of minority interest adjustment of $1,000,000 and net loss of $1,806,271 offsett by the stock issued for services in the amount of $1,371,221 and loss on disposal of an affiliate in the amount of $541,333.

During the reporting period of the nine-month period ended September 30, 2007, there was a total of 5,700,000 new shares issued and our total issued and outstanding shares of  our common stock  was at 49,565,923 as of September 30, 2007.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Shareholders on August 8, 2007, and the following agenda items were submitted to a vote of security holders:  1)  The election of 5 directors to hold office for a one-year term and until their successors are elected and qualified; 2) the approval of an amendment to our Articles of Incorporation to increase the authorized shares of common stock from 50,000,000 to 200,000,000 shares; and 3) the ratification of  the appointment of Child, Van Wagoner & Bradshaw, PLLC as the Company’s independent public accountants for the fiscal year ending December 31, 2006.  All three agenda items were passed by the requisite shareholder vote.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

3.1	Articles of incorporation are hereby incorporated by reference from our registration statement on Form 10-SB, filed with the Commission on Jun 9, 1999, SEC File No. 000-26119.

3.2	By-laws are hereby incorporated by reference from our registration statement on Form 10-SB, filed with the Commission on Jun 9, 1999, SEC File No. 000-26119.
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chi Ming Chan, Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Larry Wei Fan, Chief Financial Officer
32.1	Section 1350 Certifications of Chi Ming Chan, Chief Executive Officer
32.2	Section 1350 Certifications of Larry Wei Fan, Chief Financial Officer

(b) Reports on Form 8-K;

- Completion of Acquisition or Disposition of Assets – Sale of New Generation business, filed August 27, 2007..
- Departure pf Directors or Principal Officers; Election of Directors; Appointment of Principal Officers – Larry Wei Fan appointed as CFO, filed September 4, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China World Trade Corporation (Registrant)

Date: November 12, 2007	By:	/s/ Chi Ming Chan
Chi Ming Chan Chief Executive Officer

Date: November 12, 2007	By:	/s/ Larry Wei Fan
Larry Wei Fan Chief Financial Officer