Form 10KSB
period 2007-12-31
CHINA WORLD TRADE CORP
filed 2008-03-31
CIK 1081834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

(001-8620) –2886-0608
(Issuer's telephone number)

(Former name, address and fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Issuer's revenues for its most recent fiscal year were $743,430.

The aggregate market value of the issuer's common stock held by non-affiliates was approximately $2.64 million, based on the closing price of $0.1 for the common stock on December 31, 2007.

As of December 31, 2007, there were outstanding 49,565,923 shares of the issuer's common stock, par value $.001.

Transitional Small Business Disclosure Format (check one): Yes x  No ☐

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

On August 14, 2000, pursuant to a share exchange agreement dated August 10, 2000, by and among Main Edge International Limited (“Main Edge”), a British Virgin Islands corporation, Virtual Edge Limited (“Virtual Edge”), a British Virgin Islands corporation and a wholly-owned subsidiary of Main Edge, Richard Ford, Jeanie Hildebrand and Gary Lewis, we acquired from Main Edge all of the shares of Virtual Edge (the “Acquisition”) in exchange for an aggregate of 1,961,175 shares of our common stock, which shares equaled 75.16% of Txon International’s issued and outstanding shares after giving effect to the Acquisition. Both Main Edge and Virtual Edge a non-operating holding companies organized to own the stock of businesses which they acquired.  On September 15, 2000, Txon International Development Corporation changed its name to China World Trade Corporation and effectuated an 8 for 1 forward stock split.  As a result of the forward stock split, Main Edge held 15,689,400 shares of our common stock, which shares equaled 75.16% of our issued and outstanding shares.

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

On December 17, 2002, we entered into a share exchange agreement with Mr. William Chi Hung Tsang, the sole beneficial owner of the share capital in General Business Network (Holdings) Ltd. (“GBN Holdings”), a Hong Kong company.  Pursuant to the Share Exchange Agreement, we acquired from Mr. Tsang all of the issued and outstanding shares of GBN Holdings in exchange for 4,000,000 shares of our common stock and warrants to purchase an additional 4,000,000 shares of our common stock (the “Tsang Warrants”) at an exercise price of $0.92 per share.  As of the date of acquisition, GBN Holdings owned two rental properties located at 20/F, Goldlion Digital Network Center, Unit 01-10, 138 Tiyu Road East, Tianhe, Guangzhou, the PRC and Flat B, 12/F., Champion Center, 301-309 Nathan Road, Hong Kong, collectively valued in excess of $4,000,000. Both PRC and Hong Kong Properties were subsequently sold in May 2005 and September 2006 respectively.

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

On September 25, 2006, we entered into an agreement to acquire a 25% interest in CWT International Excursion Investment Limited (“CWT Excursion”), a business travel investment company, which owns a 51% controlling interest in Suzhou Tongli (International) Excursion Development Limited (“Suzhou Tongli”), the sole legal tourism operator and planner for Tongli.  Tongli is an ancient town in Jiangsu province of China and home of the Tuisi Garden, a UNESCO World Cultural Heritage site.  Under the terms of the agreement, we issued 9,000,000 shares of our stock to acquire the interest in CWT Excursion. In addition, we were eligible to acquire an additional 35% interest (or up to 60% majority ownership) in CWT Excursion within the next 12 months.  The acquisition of CWT Excursion provided us with the higher margin tourism segment of the travel business.

Given the increasing high oil price in the year 2006 and continuous reduction of profit margin in air ticket sales, we consummated the disposal of 51% of New Generation by selling three of our wholly-owned subsidiaries in two separate Sale and Purchase Agreements dated September 29, 2006 and June 30, 2007 respectively. Pursuant to the two Sales and Purchase Agreements, the total consideration of disposing 51% of New Generation was $6.0 million payable by installments in accordance with the schedule set forth of the Agreement. As a result of this transaction, we also disposed 100% interest of GBN Holdings and 100% capital stock of General (GZ) Business Network Limited, a limited liability company existing under the laws of the People’s Republic of China (“GZ Business”). In return, on April 9, 2007 we received 100% outstanding share capital of Sonytech Limited, which owns 8,000,000 shares of common stock of a pink-sheet-listed Mobile Entertainment, Inc., as payment in lieu of the cash consideration portion for selling all of the outstanding shares of Rejoice Success Limited, a British Virgin Islands corporation which held a controlling interest in New Generation.

In parallel of disposing the low gross margin travel business, we incorporated a new subsidiary CWT Hotel Management Limited (“CWT Hotel Management”) on Aug 20, 2007 to focus on the higher margin business & hospitality services sectors of China.  On the same date, we also incorporated another new subsidiary, CWT Investment Services Limited (“CWT Investment”), to capture the project consultancy opportunities in key Chinese cities. Both subsidiaries are wholly-owned by Virtual Edge.

In 2007 we also disposed some dormant subsidiaries under the original Business Value-added Services division to simplify our group structure.

Overview of Our Company’s Three Business Lines

Our existing business plan involves the pursuit of three distinct lines of business including:

•
Business Clubs.  We have Beijing World Trade Center Club and Guangzhou World Trade Center Club located in Beijing and Guangzhou respectively.  Each business club is indirectly associated with the World Trade Center Association, by which we have positioned ourselves as a platform to facilitate trade between China and the world markets. We also operate CEO Clubs China chapter in Beijing under this business sector.

•
Tourism & Hotel Management. We provide hotel management services, including hotel design, pre-opening and hospitality management services in China under this business sector through CWT Hotel Management. The strategic acquisition of Suzhou Tongli also provided the Company with a foothold into the high margin tourism segment of the travel business

•	Investment & Consultancy Services. We provide technology and infrastructure expertise and investment to China-based development projects in key cities through CWT Investment.

Our executive office is located at 3rd Floor, Goldlion Digital Network Center, 138 Tiyu Road East, Tianhe District, Guangzhou 510620, People’s Republic of China.

Our segment revenues are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.  In this prospectus, unless otherwise specified, all dollar amounts are expressed in United States Dollars.

China World Trade Corporation
Segment Revenues
Year ended December 31, 2007

	Year Ended Dec 31,
	2007		2006		2005
	US$	% of	US$	% of	US$	% of
		Revenue		Revenue		Revenue
Club and business centre	710,610	95.6	712,368	100.0	894,550	100.0
Hotel Management	32,820	4.4
	743,430	100.0	712,368	100.0	894,550	100.0

Our Corporate Structure

We are a holding company for 12 direct and indirect, majority and wholly-owned subsidiaries that operate businesses in China.  Eight of these companies are incorporated under the laws of the British Virgin Islands, one under the laws of Hong Kong, and the remaining 3 in the People’s Republic of China.  All of our business operations are located in China.  Set forth below is an organizational chart depicting the relationships among our various companies.

•
Business Clubs: We carry out our Business Clubs operations through our subsidiaries Guangzhou World Trade Center Club Limited, Beijing World Trade Center Club, and CEO Clubs China Limited.  The Business Clubs commenced operations in August 2002.

•
Tourism and Hotel Management: Our Hotel Management operations are managed by through our subsidiary CWT Hotel Management which commenced operation in August 2007. The strategic acquisition of Suzhou Tongli to become our affiliate can provide us with revenue in the form of tourist entrance fee, and hence allows us to maintain foothold to the high margin tourism segment of the Chinese travel business.

•
Investment and Consultancy Services: Our Investment & Consultancy Services are offered through CWT Investment which commenced operation in August 2007.  CWT Investment includes the provision of market and industrial research, corporate restructuring and planning, technology and infrastructural expertise, as well as investment matching to development projects in Chinese cities.

[The Remainder of Page Intentionally Left Blank]

China World Trade Corporation

Group Chart (as of Dec 31, 2007)

China World Trade Corporation (Nevada USA)
100%
Virtual Edge Limited (BVI)
100%
China World Trade Corporation (BVI)
100%
China Chance Enterprises Limited (BVI)
100%
Rainbow Wish Ltd (BVI)
51%
CEO Clubs China Limited (HK)
75%
GZ World Trade Center Club Limited (PRC)
75%
BJ World Trade Center Club (PRC)
100%
Sonytech Ltd (BVI)
25%
CWT International Excursion Investment Ltd. (BVI)
100%
CWT Hotel Management Limited 中國世貿酒店管理有限公司 (BVI)
100%
CWT Investments Services Limited 中國世貿投資服務有限公司 (BVI)
51%
Suzhou Tongli International Excursion Development Ltd (PRC)

Revenue Derived From Our Businesses

Fiscal 2007: In fiscal 2007, we derived approximately $710,600 in revenues, representing 95.6% of total revenues from our Business Clubs operations; approximately $32,800 in revenues, representing 4.4% of total revenues from our Hotel Management Services.

Business Plan for Our Business Clubs Division

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

The accession into the WTO will offer new opportunities for foreign companies to invest and do business in China.  WTO membership for China will change the methods of market entry for overseas companies.  Foreign companies will need to have well-tailored plans to cope with China’s target audience, services, marketing, finance, and human resources for the effective entry into the China market.  The unique business culture and legal system in China will cause the local business information and services in China to become a key component to commerce.

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

The facilities in our Beijing World Trade Center Club include snack bars, seminar and conference rooms, executive suites, office and meeting room packages, videoconferencing facilities, and exhibition rooms.  The facilities in our Guangzhou World Trade Center Club include western fine dining, seminar and conference rooms, executive suites, office and meeting room packages and exhibition rooms.  The business services offered by both the business clubs to its members include (i) liaison work with potential trading partners, (ii) international economic and trade exhibitions and seminars, (iii) interpreters and secretarial services, (iv) organized trips to participate in World Trade Center Association sponsored activities, (v) reception of visiting delegations of foreign World Trade Center Association member units, (vi) arrangement of meetings with Chinese government bodies, business corporations, and (vii) legal consultancy and travel management services.

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

Incentive Programs. In April 2003, Guangzhou World Trade Center Club Limited (“Guangzhou WTC Limited”), a 75% indirectly owned subsidiary of us, entered into an agreement with the Agricultural Bank of China providing for the introduction of a co-branded credit card.  Pursuant to the agreement, Guangzhou WTC Limited is entitled to 15% of processing fees obtained in connection with the issuance of the credit card, with such amount increasing to 20% once the number of cards issued exceeds 10,000.  The agreement is for a term of four years, subject to automatic extension for an additional four year term, unless terminated on two months’ prior notice.

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

Primary Clientele.  The main clients of our Guangzhou World Trade Center Club in year 2007 included:

•	XI'AN Assets and Equity Exchange which accounted for 6% of the total revenue of Guangzhou World Trade Center Club in 2007;

•	Solutia International Trading (Shanghai) Co., Ltd, which accounted for 6% of the total revenue of Guangzhou World Trade Center Club in 2007;

•	PTT Polymer Marketing Company Limited, which accounted for 5% of the total revenue of Guangzhou World Trade Center Club in 2007;

•	Hyperion Technologies Co., Ltd., which accounted for 4% of the total revenue of Guangzhou World Trade Center Club in 2007 and

•	Esko-Graphics (Shanghai) Trading Ltd., which accounted for 3% of the total revenue of Guangzhou World Trade Center Club in 2007.

The main clients of our Beijing World Trade Center Club in year 2007 included:

•	DaimlerChrysler Northeast Asia Ltd., which accounted for 12.10% of the total revenue of Beijing World Trade Center Club in 2007;

•	Airnana Beijing Office,, which accounted for 9.38%of total revenue of Beijing World Trade Center Club in 2007;

•	Virgin Atlantic Airways Ltd. Beijing Representative Office, which accounted for 6.92% of the total revenue of Beijing World Trade Center Club in 2007;

•	Airways International Limited China Office, which accounted for 6.16% of the total revenue of Beijing World Trade Center Club in 2007 and

•	Mercedes-Benz China Ltd., which accounted for 3% of the total revenue of Beijing World Trade Center Club in 2007.

Collectively, the above clients aggregately representing over 24% of the total revenue of Guangzhou World Trade Center Club and 37.56% of Beijing World Trade Center Club. These above ten clients account for a considerable portion of the total revenue of our two World Trade Center Clubs because all of these clients use our “Smart Office” under a fixed term from a one-month period to a 12 month period.  We charge each of these clients additional fees for their uses of other facilities, such as teleconferencing, seminar rooms and other electronic equipment.

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

Employees.  We have 35 employees in our Business Clubs division as of December 31, 2007.  None of them are parties to any union or collective bargaining agreement.

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

Business Plan For Our Tourism and Hotel Management Services Division

We engaged in the tourism and hotel management services through our direct 100% ownership of the CWT Hotel Management Limited (“CWT Hotel Management”) and our indirect 12.8% ownership of Suzhou Tongli (International) Excursion Development Limited (“Suzhou Tongli”).  This business division is a modification of our previous Business Travel division by disposing the low margin New Generation companies. We believe that the equity holding on both CWT Hotel Management and Suzhou Tongli will allow us to participate a high margin tourism industry in China, which are set forth below, although there can be no assurances that we will be able to capitalize on them.

Hotel Management Services. The hotel management service of the Company is conducted through a wholly-owned subsidiary CWT Hotel Management focusing on the hotel management & hospitality services provider of China. CWT Hotel Management is an attempt to divest the Company of a low gross margin travel businesses to focus on the higher margin business & hospitality services sectors, which are expected to experience increased growth over the next decade as China increases its visibility as a global business market and tourist destination.

This business division will work in synergy with our business clubs division and investment service divisions to provide a high yielding, well managed hotels for club members and trade partners.

CWT Hotel Management provides its clients with a wide range of hotel management services and solutions, including hotel conceptual design, pre-opening, operation and consultancy of hospitality. Our services covers a wide range of scopes, from hotel pre-opening feasibility study, on-site construction guidance and conceptual design assistance, to operational plan analysis, asset management, personnel training and financial management advice

Suzhou Tongli’s Business Travel Services.  Suzhou Tongli is the sole tourism operator and planner of all scenic sites in Tongli Town of Suzhou Province, China, including the Retreat and Reflection (Tuisi) Garden which is recognized as one of the UNESCO World Heritage.  In additional to having entrance tickets operations rights for Tongli scenic destinations, Suzhou Tongli is working with the government of Tongli to implement tourism programs and to construct service facilities to expand the town’s reputation as the best ancient water village travel destination.

Tongli Town is located in Wujiang city, within Jiangsu Province, on the eastern border of China near Shanghai.. Well-developed water, land, and air transportation means that Tongli is easily accessible to other major cities, such as Shanghai, Suzhou and Hangzhou. Tongli is surrounded by rivers and lakes and is divided into 15 islands by more than 10 river courses, connected by more than 40 different ancient bridges built at different times, forming the streets going along-side the rivers, creating an interlinked pattern between roads and bridges. The bridges are considered to be Tongli’s signature architectural highlights.

Tongli Town is located at the central area of the Yantze River Delta, which consists of Shanghai, Zhejiang and Jiangsu. The Yantze River Delta is one of the fastest growing districts in China from an economic stand point. The strong economy in the Yangtze River Delta produces strong demand for tourism and purchasing power in the tourists.  For example, Jiangsu province has population of 743.25 million with average GDP per person of US$2,524, compared to China’s urban disposable income of its citizens of US＄1,294 in 2004. Of the total employees in the Jiangsu province, approximately 10% work in the tourism industry. The average traveling expense in China increased approximately 50% compared with that in 2005.

Source of Income.  We will generate income from the Tourism and Hotel Management division by the following ways:

Project-based fee. We will charge our client project-based fee from hotel management services. The income will be received by installment as the hotel management project proceeds.

Entrance ticket fee. At present, the revenue of Suzhou Tongli mainly comes from traditional sightseeing entrance tickets, and, in connection therewith, Suzhou Tongli owns the entrance tickets operation rights for 12 scenic spots in Tongli, which include 3 exclusively operated scenic spots and 9 collaboratively operated scenic spots.  Besides generating revenues from traditional sightseeing entrance ticketing, the Company endeavours to develop new tourism revenues from a combination of participative tourism programs, leisure tourism, extended vacation tourism, value-added business travel and so on. This new tourism revenue model will extend the Company’s traditional ticket source of revenues to a more comprehensive tourism revenue source which integrates various tourism programs.

Primary Clientele.  The business development work of hotel management commenced in August 2007. The main client of our hotel management service division in year 2007 is Lakeview Hotel Nanchang Company, Limited. CWT Hotel was in charge of the hotel renovation work of Lakeview Hotel Nanchang, a four-star hotel opened in 1996 with a total of 302 guestrooms and suites and located on the Huxin island, Nanchang, Jiangxi Province of China, and scheduled to re-open before Oct 2008. We were further requested to provide consultancy services to Lakeview Hotel in the areas of human resources planning, marketing strategy, general administration and personnel training; in order to walk Lakeview through the first two months after their re-opening.

Competition. The strengths of Tongli lie in its convenient traffic, deep cultural accumulation, rich sightseeing resources, and well-known public fame. Tongli is the only ancient town which contains a World Cultural Heritage – Tuisi Garden. Tongli is the only ancient town integrating the World Cultural Heritage and township lifestyle. Besides, Tongli is the only ancient town acquiring the title of Top 10 Charming Chinese Towns in Jiangsu Province. Special strengths of Tongli comparing with other ancient towns include:(1) National AAAA tourism site; (2) The only provincial culturally protected town in Zhengsu province; (3) 2005 National-Charm famous town; (4) Museum of Ming’s and Qing’s architectures; (5) World Cultural Heritage -- Tuisi Garden ; and (6) Being named as “Natural studio” by National Movie Association as a film base.

In the hotel management service industry, the market is highly competitive and consists of thousands of local and regional companies.  Our management believe that there is no single source of information and research report which is sophisticated enough for us to provide a meaningful estimate of the number of competitors and our competitive position in the hotel management service industry. We have improved our competitive strengths  in building our hotel management business by hiring experienced hotel management expertise and a seasoned team of senior managers at the operations level who are well qualified and experienced to handle the challenges of the hotel management industry in China.

Employees.  We currently have 1 employee in our hotel management services division.  We believe our future success will depend in large part upon the recruitment of more experienced project management and investment consultants; and our ability to attract and retain technical and managerial personnel.  There can be no assurance that we will retain our key technical and managerial employees or that we can attract, assimilate or retain other highly qualified technical and managerial personnel in the future.  None of our employees are subject to any collective bargaining agreements.

Business Plan for Our Investment & Consultancy Services Division

We provide investment and consultancy services through our direct 100% ownership of the CWT Investment to concentrates on investment and advisory services as an important bridge between foreign capital and major new investment opportunities in China.. This division aims at becoming the investment and financing platform of the Company.

Our consultancy services focused primarily in the hotel, property, resources, manufacturing and technology sectors of China, including the following area: (a) business plans and prospectuses; (b) Public listing consultation and advisory; (c) Private Equity sourcing and advisory; (d) management and directorship support; (e) joint ventures and partnerships; (f) development of private equity funds with Chinese and foreign sponsors to attract international capital to Greater China investment opportunities; (g) investment and packaging of traditional or distressed assets; (h) advising, negotiating and supporting foreign investors interested in purchasing property or taking equity stakes in development projects; and (i) consulting foreign enterprises in establishing operations in China and assisting Chinese property companies to internationalize operations through joint venture partners and funding.

Source of Income. Such services are primarily fee based, and our payment is structured either on a flat fee basis or on a success fee basis.

Clientele.  The business development work for investment and consultancy service division commenced in August 2007 and there is still no clients as of December 31, 2007.

Competition.  The project consultancy industry of China is highly competitive and consists of thousands of local and regional companies.  Our management believes that there is no single source of information and research report which is sophisticated enough for us to provide a meaningful estimate of the number of competitors and our competitive position in the investment and consultancy service industry.

We believe that purchasing decisions in the consultancy service industry are based on (i) competitive price; (ii) long-term customer relationship; (iii) quality, timeliness and reliability of consultancy services provided; and (iv) an organization’s perceived stability based on years in business and financial strength. To improve our competitive position, we focus on the hotel and property to ride on the established customer relationship in the business clubs division and hotel management division.

We cannot assure you that we will compete successfully with any of our current or future competitors.

Employees.  We currently have 1 employee in our Investment and Consultancy Services division.  We believe our future success will depend in large part upon the recruitment of more experienced project management and investment consultants; and our ability to attract and retain technical and managerial personnel.  There can be no assurance that we will retain our key technical and managerial employees or that we can attract, assimilate or retain other highly qualified technical and managerial personnel in the future.  None of our employees are subject to any collective bargaining agreements.

Item 2.      Description of Property

Our main office and the Guangzhou World Trade Center Club facilities are located at 3rd Floor, Goldlion Digital Network Center, 138 Tiyu Road East, Tianhe, Guangzhou 510620, People’s Republic of China. Such office and club facilities are held pursuant to a lease from Guangzhou Silver Disk Property Management Co. Ltd., which provides for an aggregate monthly rental of approximately $39,299 (RMB$287,061) and expires on December 31, 2011.

Our Beijing World Trade Center Club facilities are located at 2nd Floor, Office Tower II, Landmark Towers Beijing, 8 North Dongsanhuan Road, Beijing, People’s Republic of China. The five-year lease for the location of the Beijing WTC Club facilities, which runs from February 1, 2004 to January 31, 2009, was executed by Beijing Landmark Towers Co Ltd. and Beijing WTC Club. The terms of the lease provide for an aggregate monthly rental amount and management fees of approximately $16,590 (RMB$121,180) and contains a rent free period from February 1, 2004 to January 31, 2006.

Pursuant to the Share Exchange Agreement dated December 17, 2002, entered into by us and Mr. William Chi Hung Tsang, we acquired the entire issued share capital of General Business Network, which owned two commercial properties, one located at 20/F, Goldlion Digital Network Center, Unit 01-10, 138 Tiyu Road East, Tianhe, Guangzhou, People’s Republic of China (the “PRC Property”) and the other at Flat B, 12/F, Champion Center, 301-309 Nathan Road, Hong Kong (the “Hong Kong Property”).  The PRC Property was sold in May 2005 for approximately $2,460,000.  The Hong Kong Property was sold together with the disposal of Rejoice Success Limited on September 29, 2006 after an account of rental income of $10,385 (HK$81,000).

Our Hong Kong office is located Unit A, 5/F., Goldlion Holdings Centre, 13-15 Yuen Shun Circuit, Siu Lek Yue, Shatin, NT, Hong Kong.  The office is held pursuant to a lease from Renard Investments Limited which provides for an aggregate monthly rental of US$4,038.  The lease runs from February 1, 2008 to January 31, 2010.

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

We have engaged counsel and are vigorously defending the Adversary Proceeding. We filed a Motion To Dismiss which was heard on March 22, 2005, and the judge ruled in favor of the Trustee by refusing to dismiss the case at this preliminary stage of the proceedings. Notwithstanding that decision, our primary defense is that we purchased the stock of CEO Clubs China, and did not acquire any assets of the Chief Executive Officers Clubs, Inc. bankruptcy estate. On April 19, 2007, the Trustee’s Motion to have a settlement of the Adversary Proceeding was approved by the Court.

Item 4.      Submission of Matters To a Vote of Security Holders.

No matter was submitted to a vote of security holders, other than as set forth below, during the twelve month of the fiscal year covered by this Report.

On August 8, 2007 the following was submitted to a vote of security holders: (1) to elect Five directors to hold office for a one-year term and until each of their successors are elected and qualified; (2) to approve an amendment to the Articles of Incorporation of the Company to increase the authorized shares of common stock from 50,000,000 to 200,000,000 shares; and (3) to ratify the appointment of Child, Van Wagoner & Bradshaw, PLLC as the Company’s independent public accountants for the fiscal year ending December 31, 2006.

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

		High (1)	Low

2007	First Quarter	$0.58	$0.25
	Second Quarter	$0.50	$0.26
	Third Quarter	$0.30	$0.15
	Fourth Quarter	$0.28	$0.10

2006	First Quarter	$2.66	$1.90
	Second Quarter	$2.82	$1.12
	Third Quarter	$1.31	$0.65.
	Fourth Quarter	$0.68	$0.20

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

As a result of a share exchange agreement dated September 25, 2006 entered into between the Company and Mr. William Chi Hung Tsang, we issued 9,000,000 shares of common stock in exchange for 25% of the share capital of CWT International Excursion Investment Limited

As a result of four service agreements dated Nov 15, 2006, Nov 20, 2006, January 11 and 17, 2007 entered into between the Company and Canyon Red Group Limited, Techpro Services Limited, Grande Angel International Limited and Prospect Bright Holdings Ltd. respectively, we issued a total of 57,000,000 consideration shares as payment of the consultancy fee.

As a result of the affirmative vote in the Annual General Meeting held on Aug 8, 2007, we increased our number of shares of authorized Common Stock, $.001 par value, from 50,000,000 shares to 200,000,000 shares.

As of December 31, 2007 there were 85 record holders of 49,565,923 outstanding shares of common stock of the Company, not including approximately 5,000 holders of our shares in street name.

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

Agreements to Register

The Company entered into a financing agreement in August 2004 which included registration rights that was terminated in 2007.  In addition, on August 17, 2007, the Company filed with the Commission an application for immediate withdrawal of the Registration Statement on Form SB-2 in accordance with Rule 477 under the Security Act 1933, as amended, that was filed pursuant to the financing agreement..

Shares Eligible for Future Sale

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

Changes of Equity Securities During Period Covered By Report

On February 27, 2007 we issued 712,000 shares of common stock to Prospect Bright Holdings Limited for feasibility study of developing resort in Tong Li Town, Wujiang City, Jiangsu Province of the People’s Republic of China pursuant to a service engagement agreement dated January 17, 2007. We relied on an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with this issuance.

On February 27, 2007, the Company issued 2,860,000 shares to Grande Angel International Limited for consulting services and assistance in business planning, business development, and marketing related to the launch of virtual office services in Guangzhou and/or Beijing pursuant to a service engagement agreement dated January 11, 2007. We relied on an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended, in connection with this issuance.

On February 27, 2007 we issued 1,437,000 shares of common stock to Techpro Services Limited in exchange for the services to expand the network of World Trade Center Clubs and CEO Clubs China pursuant to a service engagement agreement dated November 20, 2006. We relied on an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with this issuance.

On February 27, 2007 we issued 691,000 shares of common stock to Canyon Red Group Limited for in exchange for the Information Technology consultancy service pursuant to a service engagement agreement dated November 15, 2006. We relied on an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with this issuance.

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

Our growth and development as a business enterprise has been marked by a number of significant corporate events. Pursuant to a Share Exchange Agreement, dated as of August 10, 2000, between Virtual Edge Limited ("Virtual Edge") and Main Edge International Limited ("Main Edge"), Main Edge transferred all of the issued and outstanding shares of the capital stock of Virtual Edge to the Company in exchange for 1,961,175 shares of our pre-split common stock, representing approximately 75% of our outstanding shares of the common stock. Accordingly, we controlled the operations of Virtual Edge, and Main Edge became our majority stockholder. We then undertook an 8-for-1 forward split that was effective on 15th day of September 2000, which resulted in Main Edge owning 15,689,400 shares of our common stock. Then, five major developments occurred. These were: (i) the consummation of two private placement financings by Powertronic Holdings Limited ("Powertronic") in September 2002 and December 2002 in which it acquired shares of our common stock, (ii) an acquisition of all the issued and outstanding shares of General Business Network (Holdings) Ltd. in December 2002, (iii) a 1-for-30 reverse stock split that was effective on September 1, 2002, (iv) the assignment of the rights of the after tax rental income of certain premises from Mr. William Chi Hung Tsang for a five year period in December 2003, and (v) the exercise of warrants for the shares of our common stock by Mr. Tsang and Powertronic in March 2004 and in July 2004, and the further exercise additional warrants in December 2004. As a result of these transactions, Mr. William Chi Hung Tsang became the new major shareholder and owns over 12,600,000 shares of our common stock and Powertronic owns over 5,500,000 shares. Mr. Chi Hung Tsang is currently President and Chairman of our Board of Directors.

China World Trade Corporation ("China World Trade") has recently established its businesses into three distinct divisions, namely the club and business center; the tourism and hotel management services; and the investment and consultancy services.

The Club and Business Center division is devoted to the building of the branded World Trade Center Clubs in China. Its objective is to open and operate business clubs in the major cities of China in association with the World Trade Center Association, in order to position the company as the platform to facilitate trade between China and the world market. China World Trade currently operates the Guangzhou World Trade Center Club, consisting of over 4,000 square meters and located in 3-4th Floor of Goldlion Digital Network Center, 136-138 Tiyu Road East, Tianhe Districit, Guangzhou, People’s Republic of China; and The Beijing World Trade Center Club, which is located at 2nd Floor, Office Tower II, Landmark Towers Beijing, 8 North Dongsanhuan Road, Beijing PRC, and consisting of 730 square meters. In addition, since the acquisition of CEO Clubs China Limited ("CEO Clubs") in May 2004, CEO Clubs will complement China World Trade's offerings by targeting higher profile leadership from larger companies than those normally associated with China World Trade. The CEO Clubs family, of which each family member operates independently of each other, has thirteen chapters in the US and China. It focuses on recruiting CEO's of companies with annual sales exceeding $2 million as members. The average member of our affiliated CEO Clubs family has $20 million in annual sales.

The Tourism and Hotel Management division formerly included an effective interest of 20.4% capital stock of Guangdong New Generation Commercial Management Limited (the “New Generation Group” or “New Generation”). In the view that the profit margin of air-ticketing business is diminishing because of the continuous higher fuel price and additional cost associated into it, not to mention the foreseeable huge increasing cost on manpower in China because of its improving living standards; the Company disposed the remaining 20.4% New Generation on June 30, 2007.

In order to maintain a foothold into the high-end business travel market, the management acquired Suzhou Tongli on September 25, 2006. This strategic acquisition is believed to provide the Company with entry into the high margin tourism segment of the travel business because Tongli town is quickly becoming one of the most popular domestic and international tourist destinations in China with strong tourism, business travel growth opportunities in the region. The Company also incorporate a wholly-owned subsidiary CWT Hotel Management to focus on the hotel management & hospitality services provider of China. CWT Hotel Management is an attempt to divest the Company of a low gross margin travel businesses to focus on the higher margin business & hospitality services sectors, which are expected to experience increased growth over the next decade as China increases its visibility as a global business market and tourist destination.

The Investment and Consultancy Services division concentrates on investment and advisory services as an important bridge between foreign capital and major new investment opportunities in China, largely in the hotel, property, resources, manufacturing and technology sectors. This division aims at becoming the investment and financing platform of the Company.

RESULTS OF OPERATIONS

The following table shows the financial data of the consolidated statements of operations of the Company and its subsidiaries for the years ended December 2007 and 2006.  The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

	Year Ended Dec 31,
	2007		2006
	US$ ‘000	% of	US$ ‘000	% of
Operating revenues		Revenue		Revenue
Club and business centre	710.6	95.6	712.4	100.0
Hotel Management	32.8	4.4
	743.4	100.0	712.4	100.0

Profit (Loss) from continuing operations
Club and business centre	669.7	90.1	639.6	89.8
Hotel Management	28.0	3.8

	697.7	93.9	639.6	89.8
Corporate expenses	3,332.3	448.3	4,333.9	608.4

Consolidated operating loss from continuing operation	(2,634.6)	(354.4)	(3,694.3)	(518.6)

Realized gain on marketable securities - available-for-sale
Other income	64.9	8.7	26.8	3.8
Interest income	0.8	0.1	0.9	0.1
Interest expense
Equities in earnings of affiliates	(147.9)	(19.9)	(180.2)	(25.3)
Gain on disposal of a subsidiary
Loss on disposal of an affiliate	(541.1)	(72.8)
Impairment loss on investment in an affiliate			(2,140.4)	(300.4)
Loss on disposal of interest in a subsidiary			(2,394.8)	(336.2)
Realized gains on available-for-sale securities			(321.2)	(45.1)

Net loss from continuing operation before extraordinary item, income taxes and minority interest	(3,257.9)	(438.2)	(8,703.2)	(1,221.7)

Income (loss) from discontinued operations	(27.1)	(3.6)	(1,387.8)	(194.8)

Negative goodwill recognized as income	1,000.0	134.5

Net income (loss)	(2,285.00)	(307.4)	(10,091.0)	(1,416.5)

Earnings (loss) per share
Basic	(0.05)		(0.29)
Diluted	(0.05)		(0.29)

FISCAL YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006.

OPERATING REVENUE

The Company has started to recruit members, and to provide club and business center services through its subsidiary Guangzhou World Trade Center Club located in Guangdong Province, People’s Republic of China since June 2002, We have disposed our operation in the business travel business on June 30, 2007 that was commenced since our acquisition of New Generation in August 2004. We have also disposed the entire business value-added services and other related subsidiaries in June 2007, which was commenced since March 2003. Consolidated operating revenue for the twelve-month period ended December 31, 2007 was $743,400, compared to $4,339,000 for the same corresponding period in year 2006, a decrease of $3,595,600 or 82.9%. The decrease was mainly the result of the cessation of business travel services incomes.

Of the $743,400 revenue in the twelve-month period ended December 31, 2007, approximately $710,600 (or 95.6%) was generated from providing club related services by Guangzhou World Trade Center Club and Beijing World Trade Center Club, and the remaining $32,800 (or 4.4%) from the newly launched hotel management services.

The disposal of the remaining 40% of our equity holding of GBN Holdings in June 2007, which leads to the effective disposal of effective interest of 20.4% capital share of New Generation, continues to significantly reduce our operating revenues. Since the disposal of the remaining 40% GBN Holdings was effective on June 30, 2007, only 6 months of operating revenues from New Generation were consolidated into our results as other income.

Consolidated operating loss from continuous operation decreased by approximately $1,058,400 or 28.7% to $2,634,600 for the twelve-month period ended December 31, 2007 from $3,694,300 for the same corresponding period in year 2006. The decrease was caused by the newly launched hotel management services as well as the improvement of our accommodation rate in our club and business centers, offset by the corporate expenses.

CORPORATE EXPENSES

Corporate expenses decreased by approximately $1,000,300 or 23.1% to $3,332,300 for the year ended December 31, 2007 from $4,333,900 for the same corresponding period in 2006. The decrease was mainly a result of respective measures for trimming costs.

EQUITIES IN EARNINGS OF AFFILIATES

Equities in earnings of affiliates reduced by $32,300 or approximately 18% for the year end December 31, 2007. The decrease was mainly a result of the recognition of the operational loss in only one affiliate, Suzhou Tongli as compared to recognizing both New Generation and Suzhou Tongli for the same corresponding period in 2006.

OTHER INCOME AND REALIZED GAIN

The other income and realized gain increased by $38,100 for the year ended December 31, 2007.  The increase was the result of a waiver of debt during the reporting period.

INETEREST INCOME / INTEREST EXPENSES

There was no interest expenses incurred for the year ended December 31, 2007 following the disposal of New Generation. .

GOODWILL

Negative Goodwill was $1,000,000 for the year ended December 31, 2007 following the acquisition of Sontech Limited, which owned 8,000,000 shares of common stock of  pink sheet-listed Mobile Entertainment, Inc.

NET LOSS

Net loss was approximately $2,285,000 for the year ended December 31, 2007, as compared to the same corresponding period in year 2006, a decrease of $7,555,800 or 77.3% from a loss of $10,091,000. Majority of the net loss was the result of the recognition of the impairment loss on disposal of interest in an affiliate, GBN Holdings.  Management believes that our operations will continue to improve and we do not foresee a trend of losses

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, cash and cash equivalents totaled $43,945. This cash position was the result of a combination of net cash used in financing activities in the amount of $399,898, net cash provided in investing activities in the amount of $1,531,562 and the net cash used in operating activities in the amount of $1,183,963.  The decrease in financing activities was mainly repayment to a stockholder of $399,898, The net cash provide in investing activities was mainly the disposal of two subsidiary of $900,000 and $12,821, disposal of an affiliate amount to $647,564 and the increase of  acquisition of property, plant and equipment of $28,823. The net cash used in operating activities was mainly the result from the net loss of $2,285,000, decrease in accrued expenses of $172,648 and increase in Prepayments of $155,891 offsetting by Loss on disposal of interest in an affiliate $541,133 ,Negative goodwill recognized as income  amount to $1,000,000,and the stock, option and warrants issued for services amount to $1,371,122.

We believe that the level of financial resources is a significant factor for our future development and accordingly may choose at any time to raise capital through private debt or equity financing to strengthen its financial position, facilitate growth and provide us with additional flexibility to take advantage of business opportunities.

The Company regarded the effort of filing with the Commission a Registration Statement on Form SB-2 covering the sale in a secondary offering of the Registrable Securities, and the sale of other securities pursuant to the Standby Equity Distribution Agreement dated November 15, 2004 had been terminated subsequent to the failure to file the Registration Statement through Form SB-2/A Amendment No. 6 on February 3, 2006.  We do not have immediate plans to have a public offering of our common stock.

OTHER SIGNIFICANT EVENTS

Incorporation of new subsidiaries.  On August 20, 2007 the Company incorporated CWT Investment Services Limited and CWT Hotel Management Limited, Both are incorporations under the law of British Virgin Islands and are 100% held by the Company through wholly-owned Virtual Edge Limited.

Disposal of 40% GGN Holdings.  On June 30, 2007, the Company through its wholly owned subsidiary, China Chance Enterprises Limited (“China Chance”) , disposed 100% outstanding capital stock of both June Success Limited (“June Success”) and Sinopac Success Limited (“Sinopac”) to Wisdom Plus Limited (“Wisdom Plus”) at a total consideration of $2,000,000 to be paid by installment.  June Success and Sinopac owns a total of 40% of the outstanding capital stock of General Business Network (Holdings) Limited (“GBN Holdings”), where GBN Holdings indirectly owns 51% of the outstanding capital stock of New Generation Commercial Management Limited (“New Generation”). Up to this point the Company has completely disposed GBN Holdings and New Generation.

Disposal of Creative Idea Group Limited.  On June 29, 2007, the Company disposed 100% outstanding capital stock of Creative Idea Group Limited (“Creative Idea”) to Merry Planet Corporation (“Merry Planet”) at a total consideration of HK$100,000..  Creative Idea owns a total of 55% of the outstanding capital stock of WTC Full Capital Advisors Inc ..

Acquisition of Sonytech Limited in lieu of outstanding payment.  The Company through its wholly-owned subsidiary China Chance disposed 100% outstanding capital stock of Rejoice Success Limited to Wisdom Plus in 2006. On April 9, 2007 Wisdom Plus exercised an option in paying the consideration pursuant to the sales and purchase agreement dated September 29, 2006, and delivered 100% outstanding registered shares of its subsidiary Sonytech Limited (“Sonytech”) to the Company as payments in lieu of the outstanding balance of the consideration to be paid by Wisdom Plus. Sonytech beneficially owns 8,000,000 shares of common stock of Mobile Entertainment, Inc, a Nevada corporation whose common stock is listed for quotation on the Pink Sheets market under the trading symbol “MBEI”.

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

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
China World Trade Corporation

We have audited the accompanying consolidated balance sheet of China World Trade Corporation and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Trade World Corporation and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

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
March 28, 2008

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Expressed in United States Dollar (“US$”), except for per share data)

		December 31, 2007
ASSETS	Notes
Current assets:
Cash and cash equivalents		$43,945
Accounts receivable, net	9	2,229
Prepayments		16,147
Other current assets		13,815
Note receivable – sale of affiliate	11	1,352,436
Rental and other deposits	10	272,479
Due from affiliate company	12	51,977
		-
Total Current Assets		1,753,028

Property, Plant and Equipment:
Property, plant and equipment, net	14	44,110
Marketable securities – Available-for-sale	13	2,000,000
Investment in affiliate companies	7	6,208,043

Total Assets		$10,005,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$17,732
Accrued expenses		458,726
Due to a stockholder	17	1,282,047
Due to related companies	12	84,764
Deferred income		-
Other current liabilities		158,000

Total Current Liabilities		2,001,269

Total Liabilities		2,001,269

STOCKHOLDERS’ EQUITY

Preferred stock, par value of US$0.001 each;
10,000,000 shares authorized, none issued or outstanding
Common stock, par value of US$0.001 each; 20,000,000 shares authorized, 49,565,923 shares issued and outstanding as of Dec 31, 2007	20	49,566
Additional paid-in capital		41,010,482
Deferred stock-based compensation		(715,537)
Accumulated other comprehensive income		-
- foreign currency translation adjustment		109,447
- unrealized loss on marketable securities -available-for-sale		(2,000,000)
Accumulated deficit		(30,450,046)

Total Stockholders’ Equity		8,003,912

Total Liabilities and Stockholders’ Equity		$10,005,181

See accompanying notes to consolidated financial statements.

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Expressed in United States Dollar (“US$”), except for per share data)

	Years Ended
	December 31,
	2007	2006

Operating revenues
Club and business centre	$710,610	$712,368
Hotel Management	32,820	-
	743,430	712,368

Operating costs and expenses
Club and business centre	5,382	37,118
Hotel Management	3,150	-
	8,532	37,118

Other expenses
Bad debts expense (recovered)	-	(4,830)
Impairment, depreciation and amortization	43,040	19,695
Stock-based consultancy expenses	1,155,263	-
Selling, general and administrative expenses	2,171,123	4,354,618
	3,369,426	4,369,483

Loss from continuing operations	(2,634,528)	(3,694,233)

Non-operating income (expense)
Other income	64,882	26,781
Interest income	796	871
Interest expense	-	-
Other expense - share of affiliate loss	(147,920)	-
Gain (loss) on disposal of a subsidiary	-	-
Loss on disposal of an affiliate	(541,133)	(180,175)
Impairment loss on investment in an affiliate	-	(2,140,359)
Loss on disposal of interest in a subsidiary	-	(2,394,839)
Gain (loss) on disposal of interest in a subsidiary	-	(321,185)

Loss from continuing operations before extraordinary item, income taxes and minority interest	(3,257,903)	(8,703,139)
Provision for income taxes	-	-

See accompanying notes to consolidated financial statements.

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Expressed in United States Dollar (“US$”), except for per share data)

	Years Ended
	December 31
	2007	2006
Net loss from continuing operations before extraordinary item	(3,257,903)	(8,703,139)
Discontinued operations:
Loss from discontinued operations	(27,133)	(1,387,836)

Net loss before extraordinary item	(3,285,036)	(10,090,975)
Extraordinary item
Negative goodwill recognized as income	1,000,000	-

Net loss	(2,285,036)	(10,090,975)
Other comprehensive income
Unrealized holding gain arising for the period	(2,000,000)	(1,108,375)
Less: Reclassification adjustment for gains or losses included in net profit	-	357,125
Foreign currency translation adjustment arising during the period	(49,985)	35,472

Comprehensive loss	$(4,335,021)	$(10,806,753)

Loss from continuing operations per share of common stock - Basic and diluted
	$(0.07)	$(0.25)
Loss from extraordinary income per share of common stock - Basic and diluted
	$0.02	$(0.00)
Total net loss per share of common stock-Basic and diluted	$(0.05)	$(0.29)
Weighted average number of shares of common stock outstanding
	48,675,786	35,252,090

See accompanying notes to consolidated financial statements.

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
(Expressed in United States Dollar (“US$”), except per share data)

	Common stock
	No. of shares	Amount issued	Additional paid in capital	Deferred stock-based compensation	Accumulated other comprehensive income - unrealized gain on available-for-sale securities	Accumulated other comprehensive income (loss)	Statutory reserves	Accumulated deficit	Total
Balance as of December 31, 2005	33,668,923	$33,669	$31,014,949	$-	$-	$775,240	$169,624	$(18,071,752)	$13,921,730
Common stock issued for service on April 27, 2006	280,000	280	383,320	-	-	-	-	-	383,600
Common stock issued for service on April 27, 2006	117,000	117	162,513	-	-	-	-	-	162,630
Common stock issued for service on August 15, 2006	800,000	800	1,095,200	-	-	-	-	-	1,096,000
Common stock issued as consideration for acquisition of an affiliate on November 20, 2006	9,000,000	9,000	6,399,000	-	-	-	-	-	6,408,000
Net loss	-	-	-	-	-	-	-	(10,090,975)	(10,090,975)
Transfer to statutory reserve	-	-	-	-	-	-	2,283	(2,283)	-
Foreign currency translation adjustment	-	-	-	-	-	35,472	-	-	35,472
Unrealized holding (loss) gain arising during the year	-	-	-	--		(1,108,375)	-	-	(1,108,375)
Less: Reclassification adjustment for gains or losses included in net profit (loss)	-	-	-	-	-	357,125	-	-	357,125

Adjustment on disposal of a subsidiary	-	-	-	-	-	-	(171,907)	-	(171,907)

Balance as of December 31, 2006	43,865,923	43,866	39,054,982	-	-	59,462	-	(28,165,010)	10,993,300

Common stock issued in exchange for service	5,700,000	5,700	1,955,500	-	-	-	-	-	1,961,200
Net loss								(2,285,036)	(2,285,036)
Foreign currency translation adjustment						49,985			49,985
Unrealized loss on marketable securities- available-for-sale					(2,000,000)				(2,000,000)
Issue of common stock-deferred compensation				(1,442,357)					(1,442,357)
Amortization of deferred stock compensation	-	-	-	726,820			-		726,820
Balance as of December 31, 2007	49,565,923	$49,566	$41,010,482	$(715,537)	$(2,000,000)	$109,447	$-	$(30,450,046)	$8,003,912

See accompanying notes to consolidated financial statements.

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS CASHFLOWS
(Expressed in United States Dollar (“US$”))

	Years ended December 31,
	2007	2006

Cash flows from continuing operating activities:
Net loss	$(2,285,036)	$(10,090,975)
Net loss from discontinued operations	27,133	1,387,836
Net loss from continuing operations	(2,257,903)	(8,703,139)
Adjustments to reconcile net loss from continuing operation to net cash used in continuing operating activities:
Negative goodwill recognized as income	(1,000,000)	-
Stock issued for services	1,371,122	1,391,977
Share of losses in affiliate companies	147,920	180,175
Depreciation and amortization	44,030	19,696
Bad debts	5,132	10,694
(Gain) loss on disposal of interest in a subsidiary	(27,133)	2,140,359
Loss on disposal of interest in an affiliate	541,133	-
Impairment loss on investment in an affiliate	-	3,177,555
Changes in working capital:
Accounts receivables	4,174	(3,018)
Other current assets	4,795	203,135
Due from related companies	-	(415,755)
Due from an affiliate company	(24,377)	(25,163)
Rental and other deposits	(18,069)	(15,468)
Prepayments	155,891	596
Account payables	4,302	(1,610)
Accrued expenses	(172,648)	250,613
(Decrease) increase in deferred income	(5,417)	(985)
Other current liabilities	14,263	67,396
Due to related parties	28,820	-
Due to related companies	-	19,927
Net cash used in continuing operating activities	(1,183,965)	(1,703,015)

Cash flows from continuing operations investing activities:
Proceeds from a subsidiary disposed in preceding year	900,000	100,000
Proceeds from disposal of an affiliate	647,564	1,282
Proceeds from (used in) disposal of a subsidiary	12,821	(80,959)
Acquisition of property, plant and equipment	(28,823)	-
Net cash provided by continuing operations investing activities	1,531,562	20,323

Cash flows from continuing operations financing activities:
Advance from (repayment to) a shareholder	(399,898)	1,662,470
Net cash provided by (used in) continuing operations financing activities	(399,898)	1,662,470

Net decrease in cash from continuing operation	(52,301)	(20,222)

See accompanying notes to consolidated financial statements.

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS CASHFLOWS
(Expressed in United States Dollar (“US$”))

	Years ended December 31,
	2007	2006

Discontinued operations
Cash provided by (used in) discontinued operating activities	26,341	(2,668,484)
Cash provided by discontinued operations investing activities	-	(1,895,770)
Cash used in discontinued operations financing activities	-	1,424,944
Net cash provided by discontinued operations	26,341	(3,139,310)
Foreign currency translation adjustments	(37,239)	31,812

Net decrease in cash and cash equivalents	(63,199)	(3,127,720)
Cash and cash equivalents at beginning of year	107,144	3,234,864
Cash and cash equivalents at end of year	$43,945	$107,144

Supplemental disclosure information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash operating, investing and financing activities:
Common stocks issued for services	$1,961,200	$1,391,977
Available for sale securities received as income	$-	$(375,000)

See accompanying notes to consolidated financial statements.

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

 (c)           Cash and cash equivalents

Cash and cash equivalents of US$43,945 as of December 31, 2007 consist principally of cash at bank. For purposes of the consolidated statements of cash flows, the Group considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. None of the Group’s cash is restricted as to withdrawal, which if any, has been separately disclosed in current assets.

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

 (d)           Accounts receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Group’s best estimate of the amount of probable credit losses in the Group’s existing accounts receivable. The Group determines the allowance based on historical write-off experience of the Group. The Group reviews its allowance for doubtful accounts on a regular basis. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis by industry. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Group does not have any off-balance-sheet credit exposure related to its customers.

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

(f)           Property, plant and equipment

Property, plant and equipment and leasehold improvements are stated at cost less accumulated depreciation and impairment losses, if any. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets.  The estimated useful lives of the assets are as follows:

Depreciable life
Leasehold land and buildings	50 years
Leasehold improvements	2 – 3 years
Office and computer equipment	3 - 5 years
Motor vehicles	3 - 6 years
Furniture and fixtures	3 - 10 years

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

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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

(ii)	Hotel management
The hotel management division focuses on high margin hotel management and development support services.  Its commitment is to work in synergy with China World Trade’s business clubs and investment service divisions to provide a high yielding, well managed hotel by utilizing all its resources and expertise.

(iii)	Rental and others

Rental

The Company also leases business facilities to members of the Club.  These leases are classified as operating leases and the lease revenues are recognized based on the lease term of the facilities.

Others

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition of Financial Statements”, when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectability is reasonably assured.

(iv)	Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

(l)           Advertising costs

The Group expenses advertising costs as incurred in accordance with the SOP 93-7, “Reporting for Advertising Costs”. Advertising costs are expensed as incurred and were US$Nil for the year ended December 31, 2007 and US$274,486 for the year ended December 31, 2006.

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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

The Group operates in two principal business segments: club and business centre, rental and others.  There reportable segments are strategic business units that offer different services. They are managed separately because they provide distinct service that requires different knowledge and marketing strategies.

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

(q)	Stock-based compensation

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

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Had compensation expense for the same stock options been determined based on their fair values at the dates of grant and been amortized over the period from the date of grant to the date that the award is vested, as consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been reported as follows:

	Years ended December 31
	2007	2006
Net profit (loss), as reported	(2,285,036)	(10,090,975)
Total stock-based employee compensation expense determined under intrinsic value based on method for all awards, net of tax	Nil	Nil
Total stock-based employee compensation expense determined under fair value based on method for all awards, net of tax	Nil	Nil
Pro forma	(2,285,036)	(10,090,975)
Earning (loss) per share
- Basic and diluted
As reported		0.00
Pro forma		0.00

The fair value of the options granted is estimated on the date of grant and date of modification using a Black-Scholes option pricing model with the following weighted average assumptions used:

	Years ended December 31,
	2007	2006
Dividend yield	-	-
Expected price volatility	224%	224%
Risk-free interest rate	2.1%	2.1%
Expected life of options (in years)	2	3
Weighted-average fair value of options granted or modified	$0.62	$0.62

The weighted average fair value per option granted at the date of grant and date of modification was US$0.62 and US$1.97 respectively. For purposes of pro forma disclosure, the estimated fair value of the options is amortized on a straight line basis to expense over the options’ vesting periods, i.e., 3 years as prescribed under The 2003 Plan.

(r)	Comprehensive income (loss)

Accumulated comprehensive income, as presented in the accompanying consolidated statement of stockholder equity consists of changes in unrealized gains and losses on foreign currency translation as well as unrealized gains or losses from available-for-sale securities.  This comprehensive income is not included in the computation of income tax expense or benefit.

(s)	Related party

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

(t)	Concentrations of credit risk

Financial instruments that potentially subject the Group to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Group performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

The Group utilizes a limited number of suppliers for certain components used in its products but has no long-term supply contracts with them.

(u)	Fair value of financial instruments

Management considers that the carrying amounts of the Group’s cash, receivables, and payables approximate their fair value because of the short maturity of these instruments.  Amounts due to related companies do not bear interest and do not have fixed payment terms.  Management is therefore unable to estimate the fair value of such financial instruments.

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(u)         Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases.  Rent payable and receivable under operating leases are recognized as expense and revenue on the straight line basis over the lease terms.

The Company leases certain premises under non-cancellable operating leases.  Rental expenses under operating leases were US$582,113 and US$551,387 for the years ended December 31, 2007 and 2006, respectively.

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

	As of December 31
	2007	2006

Warrants	921,002	921,002
Options	1,400,000	1,400,000
	2,321,002	2,321,002

(w) Available-for-sale securities

Available-for-sale securities received in respect of the disposal of a subsidiary. The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance-sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Available-for-sale security are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity. The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market.

(x)         Recently Issued Accounting Standards

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115”. This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is currently assessing the impact adoption of SFAS No. 159 will have on its consolidated financial statements.

In December 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset. The provisions are effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the statement.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statements No.141 (revised 2007), “Business Combinations” (“FAS 141(R)”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of FAS 141 (R) and FAS 160 are effective for the fiscal year beginning June 1, 2009. We are currently evaluating the provisions of FAS 141(R) and FAS 160.

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

3.           GOING CONCERN CONSIDERATIONS

Though the Company has a negative working capital of US$(248,241) as of December 31, 2007, the Company had net loss of US$2,285,036 and net loss of US$10,090,975 for the years ended December 31, 2007 and 2006 respectively.

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

The purchase price will be paid by 4 installments from September 30, 2006 to July 29, 2007 in cash or shares of common stock issued by any Pink Sheet companies or OTCBB companies in lieu of the consideration. The amount of share certificates shall be agreed by both parties in a separate agreement. As of December 31, 2007, total amount of US$1,000,000 in cash had been received. The Company also received 100% outstanding share capital of Sonytech Limited, which owns 8,000,000 shares of common stock of a pink-sheet-listed Mobile Entertainment, Inc., as payment in lieu of the cash consideration portion for selling all of the outstanding shares of Rejoice Success Limited.

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

The excess of disposal consideration over fair value of net assets sold amounting to $27,133 was recorded as loss from discontinued operations in the consolidated statement of operations and comprehensive income in this year.

5.     ACQUSITION OF A SUBSIDIARY

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

In accordance with Statement of Financial Accounting Standards No. 141 Business Combination, the negative goodwill of US$1,000,000 is recognized as other income and has been included in statement of operations for the year ended December 31, 2007.

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(b)  Analysis of net outflow of cash and cash equivalents in respect of acquisition during the period

For the year ended
December 31, 2007
US$

Cash consideration	Nil
Bank balance and cash acquired	Nil

Net outflow of cash and cash equivalents	Nil

6.     DISPOSAL OF AN AFFILIATE

Pursuant to a Sale and Purchase Agreement (“S&P Agreement”) dated June 29, 2007 between Wisdom Plus Ltd. and China Chance Enterprises Ltd., a wholly owned subsidiary of the Company, the Company disposed of its 40% equities interest in General Business Network (Holdings) Ltd. (“GBN”) at a consideration of US$2,000,000.   Up to December 31, 2007, $647,564 of the consideration was received in cash, and the total receivable amount is $1,352,436.

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

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

7.           INVESTMENT IN AFFILIATES

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

	Years Ended
Carrying value of affiliates consists of the following:	December 31,
		Restated
	2007	2006
General Business Network (Holdings) Limited.
Carrying value at beginning of period	2,538,529	2,666,667
Equity in earnings during the period	2,604	128,138
Cash dividend received
Disposal during the period at carrying value	(2,541,133)
		-
Carrying value at end of period	-	2,538,529
CWT International Excursion Investment Limited
Carrying value at beginning of period	6,355,963	6,408,000
Equity in earnings during the period	147,920	52,037
Cash dividend received	-	-
Disposal during the period at carrying value	-	-
Carrying value at end of period	6,208,043	6,355,963

Carrying value in affiliates at end of period	6,208,043	6,355,963-

Results of operations of CWT Excursion are summarized below. All amounts are presented in accordance with accounting principles generally accepted in the United States. The revenues and expenses have been translated at close rates.

	Years Ended
	December 31,
		Restated
	2007	2006

Operating revenues	4,099,105	1,091,192
Operating costs and expenses	(5,241,004)	(1,480,355)
Loss from operation	(1,141,899)	(389,162)
Interest and other income	7,834	5,149
Minority interest	542,384	175,865
Net loss	(591,581)	(208,148)

(a) Acquisition of affiliate

On June 25, 2006, the Company together with its wholly owned subsidiary, Rainbow Wish Limited (“Rainbow Wish”), entered into a Share Exchange Agreement (the “Agreement”) with CWT International Excursion Investment Limited, a company organized and existing under the laws of the British Virgin Islands (“CWT Excursion”), and Chi Hung Tsang, the Chairman of the Company and holder of sixty percent (60%) of the capital stock of CWT Excursion, and also a citizen and resident of the People’s Republic of China. Pursuant to the terms of the Agreement, the Company will issue 9,000,000 shares of its common stock (the “CWTC Shares”) to Mr. Tsang in exchange for 25 common shares of CWT Excursion owned by him (the “CWT Excursion Shares”) to Rainbow Wish, presenting a 25% equity interest in CWT Excursion.

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

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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

GBN, as an affiliate of the Company, was disposed on June 29, 2007 at a consideration of US$2,000,000.  Please see footnote no. 6 for details.

8.         INCOME TAXES

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

	Year ended December 31,
	2007	2006

Current tax	-	103,037
Deferred tax	-	-
	-	-

A reconciliation of the income tax expense to the amount computed by applying the current tax rate to the income before income taxes in the consolidated statements of income is as follows:

	Years ended December 31,
	2007	2006
	%	%

Statutory rate	33.0	33.0
Non-deductible expenses	(1)	5.9
Tax exempt income	-	-
Tax effect of net operating losses	(21)	(41.9)
Unrecognized temporary differences	8.8	2.9
Subsidiary not subject to tax	(19.7)	(0.8)
Tax rate differential between subsidiaries	(0.1)	(0.1)
Over provision in prior years related to a newly-acquired subsidiary	-	-
Others	-	-
	-	(1.0)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Group’s deferred tax assets and liabilities are as follows:

	As of December 31
	2007	2006

Deferred tax assets
Net operating loss	7,258,829	4,802,923
Depreciation	15,122	51,041
Deferred expenditure	-	638,148
	7,273,951	5,492,112
Valuation allowance	(7,273,951)	(5,492,112)
Total deferred tax assets	-	-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

9.           ACCOUNTS RECEIVABLE, NET

As of December 31,
2007

Accounts receivable, net	2,229

The management considers that the accounts receivable are stated at fair value because it represents balances due from reputable customers and expects to collect their outstanding balances in full.

10.           RENTAL AND OTHER DEPOSITS

Included in rental and other deposits are deposits paid to Guangzhou Goldlion City Properties Co., Ltd. of US$83,921 and Guangzhou Goldlion Environmental Technology Co., Ltd. of US$153,429 as of December 31, 2007.  For relationship with the Group, please refer to note 18 (a) to these financial statements.

11.           NOTES RECEIVABLE-SALE OF AFFILIATE

Disposal consideration receivable is the consideration receivable from Wisdom Plus Limited relating to the disposal of GBN, as an affiliate, on June 29, 2007.

The total consideration of US$2,000,000 is to be paid by 2 installments from June 30 to December 31, 2007 in cash or shares of common stock issued by any Pink Sheet companies or OTCBB companies in lieu of the consideration.  Cash of US$100,000 had been received as of June 13, 2007 Up to December 31, 2007, $647,564 of the consideration was received in cash and the total outstanding amount is $1,352,436

12.           AMOUNT DUE FROM/TO RELATED PARTIES

(a)Due from affiliate company
As of December 31,
2007

CWT International Excursion Investment Ltd.	51,977

Classified as current assets	51,977

The amounts due from related parties and related companies and affiliate company as of December 31, 2007 represented unsecured advances which were interest-free and repayable on demand.

Guangzhou Goldlion City Properties Co., Ltd.	(20,509)
Beijing Wanlong Economic Consultancy Corporation Ltd.	(2,730)
Guangzhou City International Exhibition Co.	(61,525)

Classified as current liabilities	(84,764)

The amounts due to related parties as of December 31, 2007 represented unsecured advances which were interest-free and repayable on demand.

The amount due to related companies relates to rental and management fees and advisory fees.

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

13.           AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities represent equity securities of which the aggregate cost, gross unrealized gains and losses and fair value are as follows:

	As of December 31, 2007
	Cost	Unrealized loss	Fair value
Available-for-sale:
Equity securities
Non-current assets – Mobile Entertainment, Inc.	4,000,000	(2,000,000)	2,000,000

Mobile Entertainment, Inc. (formerly named as BIZ Outsourzing, Inc.) is a Nevada corporation whose common stock is listed for quotation in the Pink Sheets market.

14.           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

As of December 31,
2007

Office and computer equipment	19,668
Motor vehicles	69,772

Less: Accumulated depreciation	(45,330)
Net book value	44,110

Total depreciation for the years ended December 31, 2007 and 2006 was US$23,040 and US$245,196, respectively.

Despite the operating loss experienced by the club operations of the Group, management considers that impairment losses is not necessary for the year ended December 31, 2007 because of the immaterial amount .

15.           LOAN RECEIVABLE

The loans receivable are those loans to non-related companies which are interest bearing and having a fixed repayment schedule.

16.           RELATED PARTY TRANSACTIONS

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

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

16.           RELATED PARTY TRANSACTIONS – (CONT’D)

(a)           Names and relationship of related parties

Existing relationships with the Company
HK (Xian) Trade Association Ltd.	A non-profit making organization in which a director of the Company is a director

Ho Chi Kin	A former independent director of the Company

Huang Ze Hua	A shareholder and director of a former subsidiary

John Hui	A director, shareholder and ex-officer of the Company

Luo Chao Ming	A director and shareholder of the Company

June Yang	A director

Ye Xinlong	A director

Larry Fan	A Chief Financial Officer

Renard Investments Limited	A company controlled by close family members of a director

Suo Hong Xia	A shareholder and director of a former subsidiary

William Tsang	A director, shareholder and officer of the Company

(b)           Summary of related party transactions

		Year ended December 31,
	Notes	2007	2006
		US$	US$
Increase (decrease) in allowance for doubtful accounts to
Guangzhou Cyber Strategy Limited	(i)	(73,600)	(17,389)
Guangdong WTC Link Information Services Ltd.	(ii)		15,525

Consultancy fee expenses to
Beijing Wanlong Economic Consultancy Corporation Ltd.	(iii)	19,603	18,816
Guangzhou City International Exhibition Co.	(iv)	19,603	18,816
Glory River Corporation	(v)	69,231	65,385
Bernard Chan	(vi)		12,821
Huang Zehua	(vii)		2,779
Suo Hongxia	(viii)		1,389
Chen Dexiong	(ix)		4,446

Director fee to:
Ho Chi Kin	(x)		1,000
William Tsang	(xi)	150,000	150,000
Chan Chi Ming	(xii)	26,419	77,062
John Hui	(xiii)		-
Luo Chao Ming	(xiv)	4,284	11,961
Chen Zeliang	(xv)	6,403	14,820
June Yang	(xvi)	13,218

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(b)           Summary of related party transactions

		Years ended December 31,
		2007	2006
Rent and related expenses to
Guangzhou Goldlion City Properties Co., Ltd.	(xvii)	290,928	231,068
Guangzhou Goldlion Environmental Technology Co., Ltd.	(xviii)	197,976	179,948

Personal guarantee granted from
Mr. William Tsang		-	19,231
	Notes
Traveling expenses to
Guangzhou Sanranxin Travel Ltd.	(xix)	-	115,553

Other expenses to
Goldlion Holdings Ltd.	(xx)	-	1,362

Sponsorship donation to
HK (Xian) Trade Association Ltd.	(xxi)	-	38,462

Notes:
(i)	As of December 31, 2007, the amount due from/to Guangzhou Cyber Strategy Limited is US$Nil.
(ii)	As of December 31, 2007, the amount due from Guangdong WTC Link Information Services Ltd, is US$Nil.
(iii)	As of December 31, 2007, the amount due to Beijing Wanlong Economic Consultancy Corporation Ltd. is US$61,525
(iv)	As of December 31, 2007, the amount due to Guangzhou City International Exhibition Co. is US$20,508
(v)	As of December 31, 2007, the amount due from/to Glory River Corporation is US$Nil.
(vi)	As of December 31, 2007, the amount due from/to Mr. Bernard Chan is US$Nil.
(vii)	As of December 31, 2007, the amount due from Ms. Huang Zehua is US$Nil.
(viii)	As of December 31, 2007, the amount due to Ms. Suo Hongxia is US$Nil.
(ix)	As of December 31, 2007, the amount due from Mr. Chen Dexiong is US$Nil.
(x)	As of December 31, 2007, the amount due from/to Mr. Ho Chi Kin is US$Nil.
(xi)	As of December 31, 2007, the amount due to Mr. William Tsang is US$1,282,047
(xii)	As of December 31, 2007, the amount due from/to Mr. Chan Chi Ming is US$Nil.
(xiii)	As of December 31, 2007, the amount due from/to Mr. John Hui is US$Nil.
(xiv)	As of December 31, 2007, the amount due from/to Mr. Luo Chao Ming is US$Nil.
(xv)	As of December 31, 2007, the amount due from/to Mr. Chen Zeliang is US$Nil.
(xvi)	As of December 31, 2007, the amount due from/to Ms.June Yang is US$Nil.
(xvii)	As of December 31, 2006, the amount due to Guangzhou Goldlion City Properties Co., Ltd. is US$2,730.
(xviii)	As of December 31, 2007, the amount due to Guangzhou Goldlion Environmental Technology Co., Ltd. is US$ Nil.
(xix)	As of December 31, 2007, the amount due from Guangzhou Sanranxin Travel Ltd. is US$Nil.
(xx)	As of December 31, 2007, the amount due to Goldlion Holdings Ltd. is US$Nil.
(xxi)	As of December 31, 2007, the amount due to HK (Xian) Trade association Ltd. is US$Nil.

17.           AMOUNT DUE TO A STOCKHOLDER

The amount due to Mr. William Tsang represented unsecured advances which were interest-free and repayable on demand.

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

18.           OPERATING LEASE COMMITMENT

(a)           Operating lease payables

As of December 31, 2007, the Group has total outstanding commitments not provided for under non-cancelable operating leases, which are payable as follows:

	As of December 31,
Year	2007	2006

2008	719,120	475,618
2009	520,045	344,134
2010	475,622	332,496
2011	275,090	193,956
	1,989,877	1,346,204

The Group has also committed to pay contingent rental at the higher of the agreed rent and the following portion of the membership fee income of a subsidiary:

·	15% on the membership fee income of the subsidiary for the period from February 1, 2005 to January 31, 2006
·	7.5% on the membership fee income of the subsidiary for the period of February 1, 2006 to January 31, 2009

(b)           Operating lease receivables

The total outstanding commitments under non-cancelable operating leases, which are receivable as follows:

	As of December 31,
	2007	2006

2008	155,934	-
2009	-	-
	155,934	-

As of December 31, 2007, property, plant and equipment held for use under operating leases include gross amounts of US$89,249. Depreciation of property, plant and equipment in respect of assets held for use under operating leases are US$22,983 and US$20,373 for the years ended December 31, 2007 and 2006 respectively.

19.           RETIREMENT PLAN

The Group operates a Mandatory Provident Fund (“MPF”) plan for its Hong Kong employees. The pension expenses charged to the consolidated statement of operations amounted to US$5,419 and US$5,215 for the year ended December 31, 2007 and 2006 respectively.  Total contribution to the MPF including employee contribution (which is accounted for as salary and wages) charged to the consolidated statement of operations amounted to US$10,839 and US$10,430 for the year ended December 31, 2007 and 2006 respectively.

As stipulated by the PRC regulations, all retired employees of the Group who are residents of the PRC are entitled to an annual pension equal to their basic annual salary upon retirement. The Group contributed to a state-sponsored retirement plan at a certain percentage of the gross salary of its employees and has no further obligations for the actual pension payments or post-retirement benefits beyond the annual contributions. The state-sponsored retirement plan is responsible for the entire pension obligations payable to all employees. The pension expense for the year ended December 31, 2007 and 2006 was US$28,101 and US$167,177, respectively.

20.           COMMON STOCK

(a)
On February 27, 2007, the Company issued 691,000 S-8 shares issued @USD0.001 (nominal value) to Canyon Red Group Ltd re Tongli Town for IT consultancy provided during the period from 15Nov 2006 to 14 May 2008.

(b)
On February 27, 2007, the Company issued 1,437,000 S-8 shares issued @USD0.001 (nominal value) to Techpro Services Ltd. re clubs for business consultancy provided during the period from 20 November 2006 to 19 August 2007.

(c)
On February 27, 2007, the Company issued 2,860,000 S-8 shares issued @USD0.001 (nominal value) to Grande Angel Int'l Ltd for IT consultancy provided during the period from 15 January 2007 to 14 October  2009.

(d)
On February 27, 2007, the Company issued 712,000 S-8 shares issued @USD0.001 (nominal value) to Perfect Bright Hldg Ltd for Tongli resort feasibility provided during the period from 17 January 2007 to 16 July 2007.

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

21.           OPTIONS PLAN

(a)
(i)  On December 31, 2003, the Company adopted The 2004 Plan which was approved by the stockholders on the same date. The 2003 Plan allows the Board of Directors, or a committee thereof at the Board’s discretion, to provide for a total 1,000,000 stock options to officers, directors and key employees of the Company. All the stock options provided, were issued in accordance with the terms of The 2003 Plan on the same day to certain officers, directors and key employees of the Company at an exercise price of US$0.673 per share and are exercisable during the period from April 30, 2004 to December 30, 2006.

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

Expected dividend yield	None
Risk-free interest rate	2.1%
Expected volatility	367%
Contractual life	2 years

(c)              The stock options activities and related information are summarized as follows:

	Years ended December 31,
	2007		2006
	Number of Options	Weighted average exercise price	Number of Options	Weighted average exercise price

Outstanding, beginning of year	1,400,000	3.0	1,400,000	3.0
Granted			-	-
Granted			-	-
Exercised
- The 2003 Plan			-	-
- Xelex Inc.			-	-
Cancelled			-	-
Outstanding, end of year	1,400,000	3.0	1,400,000	3.0
Exercise price is less than market price on date of grant	Nil	Nil	Nil	Nil
Exercisable, end of year	1,400,000	3.0	1,400,000	3.0

As of December 31, 2007

Weighted average remaining contractual life	0.5 year
Range of exercise price
US$3.0	1,400,000

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

22.	PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS TO PURCHASE COMMON STOCK

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

Using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected dividend yield	None
Risk-free interest rate	3.61%
Expected volatility	211%
Contractual life	1.86 years

The fair value of these warrants was estimated as US$0.05 for the year ended December 31, 2007. The additional expenses for placement services provided and compensation of were recognized in the preceding year consolidated statement of operations and the same amounts were credited to the Company’s additional paid-in capital. No additional expenses was recognized during the year because of no further issue of warrants for services.

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The warrant activities and related information are summarized as follows:

	Years ended December 31,
	2007		2006
	Number of Warrants	Weighted average exercise price	Number of Warrants	Weighted average exercise price

Outstanding, beginning of year	921,002	2.5	921,002	2.5
Granted	-		-
Exercised	-		-
Outstanding, end of year	921,002	2.5	921,002	2.5

Exercise price is less than market price on date of grant	Nil	Nil	Nil	Nil
Exercise price exceeds market price on date of grant	921,002	2.500	921,002	2.500
Exercisable, end of year	921,002	2.500	921,002	2.500

As of December 31, 2007

Weighted average remaining contractual life	1.86 years
Range of exercise price
US$2.500	921,002

(d)
The Group had fully accounted for liquidated damage expense of US$- and US$211,500 for the year ended December 31, 2007 and 2006 respectively in connection with the failure to have its registration statement become effective as required under the terms of the Securities Purchase Agreement in which US$650,000 was raised in August 2004 and US$1,400,000 was raised in December 2004.  Under section 2(c) of the Registration Rights Agreement, in part, that each investor is entitled to be paid an amount in cash until a registration statement is declared effective and/ or the Registrable Securities may be sold pursuant to Rule 144(k) (which requires a two years holding period.  If a registration statement is not declared effective on or prior to one hundred twenty days (120) days of closing, such amount is equal to one percent (1%) of the aggregate purchase price paid by the Investors.  We quantified the amount with reference to the date when the 120 days period expires and accrued the liquidated damage expense on a time apportionment basis in respect of both amounts raised in August and December 2005 amounting to US$650,000 and US$1,400,000 respectively.  Of total amount of US$420,000 provided, US$145,000 had been paid in March 2006.

23.           STOCK-BASED COMPENSATION EXPENSE

The Company issued 691,000 shares of its common stock on February 27, 2007 to Canyon Red Group Limited as their compensation for the provision of information technology consultancy services, at then market price of $0.27, for a total of $186,570. The Company amortized the consultancy fee over a 18 months period. The term for this agreement is 18 months beginning on November 15, 2006 to May 14, 2008. It resulted in an expense of $10,365 for each month, and the total stock-based compensation expenses of $124,380and $15,893 for the years ended December 31, 2007 and 2006, respectively.

The Company issued 2,860,000 shares of its common stock on February 27, 2007 to Grande Angel International Limited as their compensation for the provision of information technology consultancy services, at then market price of $0.36, for a total of $1,029,600. The Company amortized the consultancy fee over a 33 months period. The term for this agreement is 18 months beginning on January 15, 2007 to October 14, 2009. It resulted in an expense of $31,200 for each month, and the total stock-based compensation expenses of $360,360 for the year ended December 31, 2007.

The Company issued 712,000 shares of its common stock on February 27, 2007 to Perfect Bright Holdings Limited as their compensation for the provision of feasibility study of developing resort in Tong Li Town Wujiang City, Jinagsu Province, at then market price of $0.34, for a total of $242,080. The Company amortized the consultancy fee over a 6 months period. The term for this agreement is 6 months beginning on January 17, 2007 to July 16, 2007. The total stock-based compensation expenses of $242,080 for the year ended December 31, 2007.

The Company also issued 1,437,000 shares of its common stock on February 27, 2007 to Techpro  Services Limited as their compensation for the provision of advisory services on business development and facilitation services in the expansion of the Guangzhou World Trade Centre Club Limited and CEO Clubs China Limited, at then market price of $0.35, for a total of $502,950. The Company amortized the consultancy fee over a 9 months period. The term for this agreement is 6 months beginning on November 20, 2006 to August 19, 2007. The total stock-based compensation expenses of $428,443 for the year ended December 31, 2007.

As a result, the total stock compensation expense reported was $1,155,263 and $15,893for the years ended December 31, 2007 and 2006, respectively.

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

24.           STATUTORY RESERVES

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

Amount of statutory reserve as of December 31, 2007 is nil subsequent to the loss of the subsidiaries.

25.           SEGMENTAL REPORTING

The Group has two reportable segments; club and business centre, rental and others with four separate businesses lines in access services and product sales.

The following table presents information about the Company's business segments for the years ended December 31, 2007 and 2006:

	Years Ended December 31,
	2007	Restated 2006

Operating revenues
Club and business centre	710,610	712,368
Hotel Management	32,820	-
	743,430	712,368

Profit (Loss) from continuing operations
Club and business centre	669,698	639,632
Hotel Management	28,029	-
	697,727	639,632

Corporate expenses	3,332,255	4,332,583

Consolidated operating loss from continuing operation	(2,634,528)	(3,692,951)

Other income	62,278	26,781
Interest income	796	871
Equities in earnings of affiliates	(147,920)	-
Loss on disposal of an affiliate	(666,667)	(180,175)
Impairment loss on investment in an affiliate	-	(2,140,359)
Loss on disposal of interest in a subsidiary	-	(2,394,839)
Realized gains on available-for-sale securities	-	(321,185)

Net loss from continuing operation before extraordinary item, income taxes and minority interest	(3,386,041)	(8,701,857)

As of December 31, 2007
Total assets	US$
Club and business centre	439,130
others	9,437,913

9,877,043

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

26.         CONCENTRATIONS AND RISKS

(i)           Major Customers

The following is a table summarizing the revenues from customers that individually represent greater than 10% of the total revenues for the year ended December 31, 2007 and their outstanding balances as at year end date:
	Years ended December 31,
	2007	2006

Customer A	-	1,487,780

As of December 31, 2007, the balances due to the Group amounted to US$Nil.

(ii)                Major Vendors

The following is a table summarizing the purchases from vendors that individually represent greater than 10% of the total purchases for the year ended December 31, 2007 and their outstanding balances as at year end date:

	Years ended December 31,
	2007	2006

Vendor A	-	845,747

As of December 31, 2007, the balances due from the Group amounted to US$Nil.

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

27.           DORMANT SUBSIDIARIES

The following subsidiaries are dormant during the year ended December 31, 2007.

(i)	China Chance Enterprises
(ii)	Rainbow Wish Ltd.
(iii)	China World Trade Corp (BVI)
(iv)	CEO Clubs China Limited
(v)	Sonytech Ltd
(vi)	CWT Hotel Management
(vii)	CWT Investments Services Limited

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

28.      SUSEQUENT EVENT

Share Exchange with Parure Capital. On March 28, 2007, the Company entered into a Share Exchange Agreement by and among the Company, William Tsang, the Chairman and President of the Company (“Tsang”), Uonlive Limited, a corporation organized and existing under the laws of the Hong Kong (“Uonlive”), Tsun Sin Man Samuel, Chairman of Uonlive (“Tsun”), Hui Chi Kit, Chief Financial Officer of Uonlive (“Hui”), Parure Capital Limited, a corporation organized and existing under the laws of the British Virgin Islands and parent of Uonlive (“Parure Capital”).  For purposes of the Exchange Agreement; Tsun and Hui, as the holders of all of the outstanding capital stock of Parure Capital were therein referred to as the “Stockholders”, and Parure Capital and Uonlive were therein referred to as the “Uonlive Subsidiaries.”

Upon the closing date of the Share Exchange Agreement on or about March 31, 2008, Tsun and Hui transferred all of their share capital in Parure Capital to the Company in exchange for, and assigned to corporations designated by Tsun and Hui, an aggregate of 150,000,000 shares of common stock of the Company and 500,000 shares of Series A Convertible Preferred Stock of the Company, which is convertible after six months from the date of issuance into one hundred shares of common stock of the Company, thus causing Parure Capital to become a direct wholly-owned subsidiary of the Company and Uonlive as indirect subsidiary of the Company.

In addition, on the closing date on or about March 31, 2008:

(a) the current officers of the Company resigned from such positions and the persons chosen by Uonlive were appointed as the officers of the Company, notably Tsun Sin Man Samuel, as Chairman, Cheung Chi Ho, as Chief Executive Officer, and Wong Kin Yu, as Chief Operating Officer, and Tsang and Zeliang Chen resigned from their positions as directors and officers; and Tsun and Cheung filled the vacancies on the Board created by their resignation. CM Chan resigned from his position as Chief Executive Officer, Larry Wei Fan will remain as Chief Financial Officer until further notice.

(b) the remaining members of the Board, namely Xiao Lei Yang, Chao Ming Luo and Ye Xin Long resigned from their positions as a director effective upon the expiration of the ten day notice period required by Rule 14f-1, at which time such persons designated by Uonlive will be appointed as directors of the Company, notably Carol Kwok, Zeng Yang and Wong Kin Yu.

(c) the Company disposed 100% outstanding capital stock of China Chance Enterprises Limited (“China Chance”), China World Trade Corporation (“CWTC”), Virtual Edge Limited (“Virtual Edge”) and Rainbow Wish Limited (“Rainbow Wish”) to Top Speed Technologies Limited (“Top Speed”), a British Virgin Islands corporation wholly-owned by William Tsang, pursuant to which in consideration of cancellation of indebtedness owed by the Company to William Tsang.

Pro forma financial report

The following unaudited pro forma condensed combined balance sheet combines the consolidated historical balance sheet of China World Trade Corporation (“CWTD”) as of December 31, 2007 and the consolidated balance sheet of Parure Capital Limited (“Parure”) as of December 31, 2007, giving effect to the completion of (1) the share exchange of all share capital of Parure in exchange for 150,000,000 shares of common stock of CWTD and 500,000 shares of Series A Convertible Preferred Stock (the “Share Exchange”) and (2) the transfer of all of CWTD’s subsidiaries to Top Speed Technologies Limited,  British Virgin Islands corporation owned by Mr. William Tsang, the former Chairman and President of CWTD (the “Disposal”) as if they had been consummated on December 31, 2007. The following unaudited pro forma condensed combined statement of operations for the year ended December 31, 2007 combines the statement of operations of CWTD for the year ended December 31, 2007 with the statement of operations of Parure for the period from November 21, 2007 (date of inception) through December 31, 2007, giving effect to the Disposal and the Share Exchange as if they had occurred at the beginning of the periods presented.

The historical financial information has been adjusted to give effect to pro forma events that are related and/or directly attributable to the Disposal and the Share Exchange, are factually supportable and are expected to have a continuing impact on the combined results. The adjustments presented on the pro forma condensed combined financial statements have been identified and presented to provide relevant information necessary for an accurate understanding of CWTD upon consummation of these transactions.

NOTE 1	BASIS OF PRESENTATION

The unaudited pro forma condensed combined financial information is for illustrative purposes only. The financial results may have been different had the companies always been combined. The unaudited pro forma condensed combined financial information should not be relied upon as being indicative of the historical results that would have been achieved had the companies always been combined or the future results that CWTD will experience. CWTD and Parure have not had any historical relationships prior to the transaction. Accordingly, no pro forma adjustments were required to eliminate activities among the companies.

The shares that the former Parure stockholders will receive at the closing of the transactions will represent approximately 75.1% of the outstanding ordinary shares of CWTD (without taking into account the conversion of 500,000 shares of Series A Convertible Preferred Stock in six months from the date of issuance into 100 shares of common stock of CWTD) following the consummation of the transactions (and the former CWTD shareholders would own approximately 10.9% of the outstanding ordinary shares of CWTD), assuming the following transactions are completed:

Disposal of all subsidiaries of CWTD

At the closing date, CWTD transfers of all of its subsidiaries to Top Speed Technologies Limited, a British Virgin Islands corporation owned by William Tsang, pursuant to a sale and purchase agreement in consideration of cancellation of indebtedness owed by CWTD to Mr. William Tsang, the former Chairman and the President of CWTD.

The Exchange

The Exchange between CWTD and Parure is treated as a reverse acquisition and recapitalization of CWTD whereby Parure is deemed to be the accounting acquirer (legal acquiree) and CWTD to be the accounting acquiree (legal acquirer). The net assets of Parure are recorded as of the closing date at their historical costs, which is considered to be the equivalent of fair value. No good will or intangible assets are recorded as a result of the merger.

CHINA WORLD TRADE CORPORATION
UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET
AS OF DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”))

			Proforma Adjustment (1)				Proforma Adjustment (2)		Pro forma
	CWTD (consolidated)	Parure	Disposal Adjustment	Transfer of sub to related parties to cancel indebtedness		Recapitalization and satisfaction of liabilities adj	Issuance of 150,000,000 shares of common stock and 50,000,000 preferred stock		Combined
				1	a	1b and 2a	2	b
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$43,945	$50,000	$(43,845)				$--		$50,100
Pledged bank deposit	-	10,256							10,256
Accounts receivable	2,229		(2,229)						-
Deferred tax asset	-	39,142	0						39,142
Due from related parties	-		0	$23,247,477		$(23,247,477)			-
Due from affiliate co.	51,977		(51,977)						-
Rental and other deposits	272,479		(272,479)						-
Prepayments	16,147		(16,147)						-
Other current assets - disposal proceeds receivables	1,352,436		(1,352,436)						-
Other current assets	13,815		(13,815)						-

Total Current Assets	1,753,028	99,398	(1,752,928)						99,498
									-
Property and Equipment, net	44,110	23,728	(44,110)						23,728
Available-for-sale securities	2,000,000		(2,000,000)						-
Investment in affiliate co.	6,208,043		(6,208,043)						-
Intangible assets		384,615							384,615

Total Assets	$10,005,181	$507,741	$(10,005,081)	$-		$-	$-		$507,841

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Due to related parties	$-	$-	$23,247,477	$(23,247,477)		$-	$-		$
Due to a shareholder	(1,282,047)	(159,962)	(234,841)			1,516,888			(159,962)
Due to related companies	(84,764)	(57,692)	84,764						(57,692)
Accounts payable	(17,732)		17,732						-
Accrued expenses	(458,726)	(40,000)	90,691			368,035			(40,000)
Other current liabilities	(158,000)		158,000						-

Total Current Liabilities	(2,001,269)	(257,654)	23,363,823						(257,654)

OTHER LONG-TERM LIABILITIES
Note payable to a shareholder		(384,615)							(384,615)

STOCKHOLDERS' EQUITY
Preferred stock							(50,000)		(50,000)
Common stock	(49,566)						(150,000)		(199,566)
Additional paid-in capital	(41,010,482)	(50,000)				41,059,948	200,000		199,466
Deferred stock based compensation	715,537		(715,537)
Accumulated other comprehensive income	1,890,553		(1,976,379)			85,827
Accumulated deficit	30,450,046	184,528	(10,666,826)			(19,783,221)			184,528

Total Stockholders' Equity	(8,003,912)	134,528	(13,358,742)						134,428

Total Liabilities and Stockholders' Equity	$(10,005,181)	$(507,741)	$10,005,081	$-		$-	$-		$(507,841)

CHINA WORLD TRADE CORPORATION

(a)	UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”))

			Disposal
			Proforma Adjustment (1)	Pro forma
	CWTD (consolidated)	Parure	Disposal Adjustment	Combined

Revenue, net	$(743,430)	$(10,256)	$743,430	$(10,256)

Cost of revenue	8,532		(8,533)

Gross profit	(734,898)	(10,256)	734,897	(10,256)

Operating expenses
Amortization and depreciation	43,040		(43,040)
Stock-based consultancy expenses	1,155,263		(1,155,263)
General & administrative - exchange difference	(45,141)		(8,286)	(53,427)
General & administrative	2,216,264	233,926	(1,470,031)	980,160
	3,369,426	233,926	(2,676,620)	926,733

Income/loss from operations	2,634,528	223,670	(1,941,723)	916,477

Other income (expenses)
Interest income	(796)		796
Other income	(64,882)		64,882
Other expense - share of affiliate loss	147,920		(147,920)
Gain (loss) on disposal of a subsidiary	27,133			27,133
Loss on disposal of an affiliate co.	541,133		(541,133)
	650,508		(623,375)	27,133

Net income before extraordinary items, income tax and minority interest	3,285,036	223,670	(2,565,098)	943,610

Income tax expense		(39,142)		(39,142)

Loss from continuing operation	3,285,036	184,528	(2,565,098)	904,468

Income from discontinued operation			2,565,098	2,565,098

Extraordinary item Negative goodwill recognized as income	(1,000,000)			(1,000,000)

Net Loss	$2,285,036	$184,528	$	$2,469,566

Loss from continuing operations per share - basic and diluted				$(0.00)
Loss from discontinued operations per share – basic and diluted				(0,01)
Income from extraordinary item per share - basic and diluted				$0.00

Net loss per share – basic and diluted				$(0.1)
Basic and diluted common shares				248,675,786

NOTE 2	PRO FORMA ADJUSTMENTS

These unaudited pro forma combined financial statements reflect the following pro forma adjustments:

Adjustment 1, relating to the Disposal

To record the disposal of all subsidiaries of CWTD at their carrying values as of December 31, 2007 in consideration of cancellation of indebtedness owed by CWTD to Mr. William Tsang.

Adjustment 2, relating to the Merger

2a.	To eliminate the accumulated deficit of CWTD as Parure will be the continuing entity as accounting acquirer for accounting purposes.

2b.	To record the issuance of 150,000,000 shares of common stock at par value of $0.001 and 500,000 shares of Series A Convertible Preferred Stock of CWTD in exchange for all the shares of Parure.

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

Annual Evaluation of Controls.  As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). This evaluation (“Evaluation”) was performed by our Chief Executive Officer, Chi Ming Chan (our “CEO”), and our Principal Financial Officer, Larry Wei Fan (our “CFO”).  In addition, we have discussed these matters with our securities counsel.  In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation with respect to the effectiveness of our Disclosure Controls..

CEO and CFO Certifications.  Attached to this annual report are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d–14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d–14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d–14(a) Certifications for a more complete understanding of the topic presented.

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

Name	Age	Position

William Chi Hung Tsang	46	Chairman, Director and President
Zeliang Chen	42	Vice Chairman and Director
Xiaolei Yang	36	Director
Chao Ming Luo	57	Director
Chi Ming Chan	46	Chief Executive Officer
Larry Wei Fan	37	Chief Financial Officer
Ye Xin Long	62	Independent Director

Backgrounds of Directors

Executive Directors

Mr. William Chi Hung Tsang, aged 46, is the President and Chairman of the Board of Directors of China World Trade Corporation. Mr. Tsang has more than 20 years of experience in real estate, business and trade development.  Prior to joining the Company, Mr. Tsang was executive director of Goldlion Holdings Limited, a Hong Kong-listed company.  He is currently also the Director of the China Overseas Friendship Association, Chairman of All China Youth Federation, Chairman of the Hong Kong Xi’an Trade Association, Vice Chairman of the Guangzhou Federation of Foreign Investors, and Vice Chairman of the Guangzhou Federation of Industry and Commerce

Mr. Zeliang Chen, aged 42, is the Vice Chairman and Director of the Company. Mr. Chen graduated with honors from Renmin University of China with a Bachelor of Law. He is the founder of Guangdong Hua Hao Group of Companies and is a committee member of the Private Enterprise Council of Guangdong Province. Mr. Chen now is a Chief Executive Officer and Chairman of Guangdong New Generation Travel Service Co., Ltd., Director of Guangdong Huahao Industries Group of Companies, Director and Vice Chairman of China World Trade Corporation.

Mr. Chao Ming Luo, aged 57 is a Director of the Company. Mr. Luo has long-term collaborative relations with Hong Kong business circles and associations. He was employed at the Xinhua News Agency Hong Kong from 1983 to 1996; he then joined the Xinhua News Agency Hong Kong Branch Guangzhou Representative Office in 1996 before joining the Company. He is the Chief Council Member of Guangdong Overseas Friendship Association, and Council Member of Guangzhou Overseas Friendship Association. Mr. Luo worked as the Electric Design Technician in Guangzhou Design Institute and the Assistant of Electric Technology Specialty, Electric Engineering Department in Guangdong University of Technology.

Ms. Xiao Lei Yang, aged 36 is a Director of the Company. Ms. Yang has more than 10 years experience in business clubs and city clubs operation and was responsible for launching the first World Trade Center Club of the Company in Beijing in 1997, followed by its second Club in 2001. Since 2004 she has been the General Manager of World Trade Center Club Beijing and also serves as the Chief Representative for CEO Club in Beijing.

Independent Directors

Mr. Ye Xin Long, aged 62, is an Independent Director of the Company. Mr. Ye has over 35 years of experience doing business in China and investing in Chinese enterprises. He has an excellent relationship with the Beijing Municipal Government and the Guangzhou Municipal Government.

Officers

Mr. Chi Ming Chan, aged 46, was appointed as Chief Executive Officer of the Company on January 5, 2006. Mr. Chan is responsible for the strategic planning, corporate development and project implementation of the Company. Before joining us, Mr. Chan was a Corporate Development Strategist for Renren Holding Ltd., a publicly listed company on the Hong Kong Stock Exchange. Mr. Chan founded Asian Information Resources (Holding) Ltd. in 1995, which eventually listed on the Hong Kong Stock Exchange in 1999. Mr. Chan holds a Master of Law degree from Lancaster University, the United Kingdom, a Master of Philosophy degree in Physics and Bachelor Degree in Physics both from the Chinese University of Hong Kong.

Mr. Larry Wei Fan, aged 44, was appointed as Chief Financial Officer on August 28, 2007.  Mr. Fan has more than 10 years of experience in the areas of investment, transaction advisory services and commercial fields.  Prior to joining the Company, Mr. Fan was associate director of Greater China Capital Limited and vice president of Beijing Xinyou Stone Investment Consultancy Limited.  He earned an masters degree in business from RMIT University of Australia

There are no familial relationships between our officers and directors.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as other employees (the "Code of Ethics"), a copy of which is attached as Exhibit 14.1 to our Form 10-KSB for the fiscal year ended December 31, 2005, and is incorporated herein by reference. The Code of Ethics is designed with the intent to deter wrongdoing, and to promote the following:

--	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships

--
Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

--	Compliance with applicable governmental laws, rules and regulations

--	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code

--	Accountability for adherence to the code

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

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of China World Trade during the years 2007, 2006 and 2005, except as described below. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by our chief executive officer and other executive officers earning in excess of $100,000 for the past three years.

SUMMARY COMPENSATION TABLE

Name of officer	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total

William Chi Hung Tsang, Chairman & Director	2007	150,000							150,000
William Chi Hung Tsang, Chairman & Director	2006	150,000	-	-			-	-	150,000
William Chi Hung Tsang, Chairman & Director	2005	150,000	12,500	198,480		-	-	-	360,980
C. M. Chan, CEO & Director	2007	26,419							26,419
C. M. Chan, CEO & Director	2006	77,062	-	-	-	-	-	-	77,062
C. M. Chan, Director	2005	76,982	15,215	53,755	-	-	-	-	145,952

Compensation of Directors

In 2001, China World Trade committed itself to compensate each of its Directors with 2,000 shares of its common stock per annum. Board members typically meet on a bi-monthly basis.

2006 Non-Qualified Stock Compensation Plans

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

As at December 31, 2006, a total of 800,000 shares of common stock were issued to consultants pursuant to our 2006 Non-Qualified Stock Compensation Plans, leaving a balance of 5,700,000 to be issued in the future.   The Company issued the remaining 5,700,000 shares during 2007.

The Company did not adopt a Non-Qualified Stock Compensation Plan in 2007.

Item 11 .	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of common stock beneficially owned as of December 31, 2007 by (i) those persons or groups known to us who will beneficially own more than 5% of our common stock; (ii) each Director and director nominee; (iii) each executive officer whose compensation exceeded $100,000 in the fiscal year ended December 31, 2007; and, (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the Securities and Exchange Commission and upon information provided by such persons directly to us. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.

Name/Address	Number of Shares	Percentage Ownership(1)
William Chi Hung Tsang Unit A, 5/F, Goldlion Holdings Center, 13-15 Yuen Shun Circuit, Siu Lek Yuen, Shatin, N.T. Hong Kong	21,787,675	44.0%

Powertronic Holdings Limited 9 Des Voeus Road West, 12 th Floor, Hong Kong	5,574,074	11.3%

Grand Perfection Limited 15 th Floor, Rihang Hotel, 198 Linhe Road West, Guangzhou, PRC	1,368,619	2.8%

Chi Ming Chan 138 Tiyu Road East, 3 rd Floor, Goldlion Digital Network Center, Guangzhou, PRC	35,837	**

Chao Ming Luo 138 Tiyu Road East, 3 rd Floor, Goldlion Digital Network Center, Guangzhou, PRC	17,918	**

All Officers and Directors as a Group (4 persons)	23,210,049	47.0%

** Less than 1%
(1)Based on 49,565,923 shares outstanding as of December 31, 2007.

Item 12 . Certain Relationships and Related Transactions

We entered into an acquisition agreement (the “Acquisition Agreement”) dated November 19, 2003, with Mr. William Chi Hung Tsang (“Mr. Tsang”), the owner of the 21st to 23rd Floor of Goldlion Digital Network Center, 138 Tiyu Road, Tianhe, Guangzhou 510620, the PRC (the “Premises”). Mr. Tsang assigned to us the rents and other consideration (the “Rental Income Right”) valued at $1,800,000. Mr. Tsang was issued 3,000,000 shares of our common stock and warrants to purchase an additional 6,000,000 shares of our common stock (the “Warrants”) for $1,800,000 ($0.60 per share). The Warrants may be exercised between December 5, 2003 and December 1, 2005 at an exercise price of $0.75 per share.  To date, Mr. Tsang has exercised the warrants to purchase up to 1,500,000 shares of our common stock and Mr. Tsang continues to hold a warrant to purchase up to 4,500,000 shares of our common stock until December 1, 2005.

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

As described in the Subsequent Event footnote to the Notes to the Financial Statements, the Company entered into a Share Exchange Agreement, dated March 28, 2008, among Uonlive Limited, Parure Capital Limited, William Tsang and other parties thereto.  In connection with the Share Exchange Agreement, the Company transferred the capital stock of Virtual Edge Limited, a British Virgin Islands corporation, China World Trade Corporation, a British Virgin Islands corporation, China Chance Enterprises Limited, a British Virgin Islands corporation, and Rainbow Wish Ltd., a British Virgin Islands corporation, to Top Speed Technologies Ltd., a British Virgin Islands corporation which is wholly owed by William Tsang, the former Chairman and President of the Company.  The corporations whose stock was transferred represented all of the assets and liabilities of the Company, and contain viable, ongoing businesses.  No fairness opinion was sought by the Board of Directors with respect to the transfers and no appraisals were sought by the Board of Directors with respect to the assets indirectly transferred.

The amounts due to related parties represent unsecured advances which are interest-free and repayable on demand.

Item 13.    Exhibits and Reports on Form 8-K

(a) Exhibits. The exhibit list required by Item 13 of Form 10-KSB is provided in the " Index to Exhibits " located herein, immediately following Item 15.

(b) Reports on Form 8-K Filed in Fiscal Year 2007

(1)
On June 29, 2007, China Chance Enterprises Limited,(“China Chance”), a wholly owned subsidiary of the Company, entered into a Sale and Purchase Agreement (the “Agreement”) with Wisdom Plus Limited, a limited liability company organized and existing under the laws of the British Virgin Islands (“Wisdom Plus”), pursuant to which China Chance agreed to sell and Wisdom Plus agreed to purchase, all of the outstanding registered shares (the “Shares”) of Sinopac Success Limited and June Success Limited, the Company’s  indirect wholly owned subsidiary holding a total of 40% of the outstanding capital stock of General Business Network (Holdings) Ltd. which indirectly holds owns 51% of the outstanding capital stock of Guangdong New Generation Commercial Management Ltd (“New Generation”)., The purchase price for the Shares was $2.0 million, payable in installments in accordance with the schedule set forth in the Agreement.

(2)	On August 27, 2007, the Company filed a Form 8-K regarding the completion of a disposal of Sinopac Success and June Success

(3)	On September 4, 2007, the Company filed a Form 8-K regarding the appointment of Mr. Larry Wei Fan to the position of Chief Financial Officer of the Registrant, effective on August 28, 2007.

Item 14.    Principal Accountant Fees and Services

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to accounting firm of Child, Van Wagoner & Bradshaw, PLLC, our current independent auditor, and all fees billed for other services rendered by Child, Van Wagoner & Bradshaw, PLLC during those periods.

Year Ended December 31	2007	2006

Audit Fees (1)	62,847	102,313
Audit-Related Fees (2)	1,500	-
Tax Fees (3)		3,077
All Other Fees (4)	-	-
Total Accounting Fees and Services	64,347	105,390

(1)
Audit Fee . These are fees for professional services for the audit of the Company's annual financial statements, and for the review of the financial statements included in the Company's filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fee . These are fees for the assurance and related services reasonably related to the performance of the audit or the review of the Company's financial statements.

(3)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(4)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

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

INDEX TO EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description

14.1	Code of Ethics, incorporated by reference from Exhibit 14.1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chi Ming Chan, CEO *
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Larry Wei Fan, Principal Financial Officer *
32	Statement Required By 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002*.

   * Filed herewith.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2008

CHINA WORLD TRADE CORPORATION
By:	/s/ Chi Ming Chan
Chi Ming Chan, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Chi Ming Chan	Chief Executive Officer	March 31, 2008
Chi Ming Chan
/s/ Larry Wei Fan	Chief Financial Officer	March 31, 2008
Larry Wei Fan

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date
/s/ William C.H. Tsang	Chairman and Director	March 31, 2008
William C.H. Tsang
/s/ Zeliang Chen	Vice Chairman and Director	March 31, 2008
Zeliang Chen
/s/ Chao Ming Luo	Director	March 31, 2008
Chao Ming Luo

/s/ Xiao Lei Young	Director	March 31, 2008
Xiao Lei Young