Form 10-Q
period 2008-03-31
CHINA WORLD TRADE CORP
filed 2008-05-15
CIK 1081834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b - 2 of the Exchange Act)   Yes   No 

Commission File Number 0-26119

CHINA WORLD TRADE CORPORATION
(Exact name of Registrant as specified in its charter)

Nevada	87-0629754
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5/F, Guangdong Finance Building
88 Connaught Road West, Hong Kong
 (Address of principal executive offices)

(011) (852) 2116-3560
(Registrant's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐   Accelerated Filer ☐   Non-accelerated Filer ☐   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: March 31, 2008, 199,565,923 shares.

CHINA WORLD TRADE CORPORATION

Form 10-Q for the period ended March 31, 2008

CHINA WORLD TRADE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2008	December 31, 2007

ASSETS

Current assets:
Cash and cash equivalents	$62,952	$50,000
Accounts receivable, related party	7,709	10,250
Deferred tax asset	66,299	40,705

Total current assets	136,960	100,955

Non-current assets:
Intangible asset	167,009	166,534
Plant and equipment, net	230,053	212,508

Total non-current assets	397,062	379,042

TOTAL ASSETS	$534,022	$479,997

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$25,057	$20,000
Amount due to a shareholder	519,199	377,701
Amount due to a related company	57,821	57,656
Note payable to a shareholder	167,009	166,534

Total current liabilities	769,086	621,891

TOTAL LIABILITIES	$769,086	$621,891

Stockholders’ deficit:
Series A, Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized, 500,000 shares issued and out outstanding	500	500
Common stock, $0.001 par value; 200,000,000 shares authorized; 199,565,923 and 150,000,000 shares issued and outstanding	199,566	150,000
Accumulated deficit	(434,571)	(292,524)
Accumulated other comprehensive loss	(559)	130

Total stockholders’ deficit	(235,064)	(141,894)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$534,022	$479,997

See accompanying notes to the condensed consolidated financial statements.

CHINA WORLD TRADE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended March 31,
	2008	2007

Net revenue, related party	$11,545	$-

Operating expenses:
Sales and marketing expenses	9,001	-
General and administrative	120,562	-
Total operating expenses	129,563	-

LOSS BEFORE INCOME TAXES	(118,018)	-

Income tax benefit	25,437	-

NET LOSS	(92,581)	-

Other comprehensive loss:
Foreign currency translation loss	(689)	-

COMPREHENSIVE LOSS	$(93,270)	$-

Net loss per share – Basic and diluted	$(0.00)	$-

Weighted average shares outstanding – Basic and diluted	199,565,923	150,000,000

See accompanying notes to the condensed consolidated financial statements.

CHINA WORLD TRADE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

	Three months ended March 31,
	2008	2007

Cash flow from operating activities:
Net loss	$(92,581)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,832	-
Deferred tax asset	(25,437)	-
Changes in operating assets and liabilities:
Accounts receivable, trade	2,566	-
Accounts payable and accrued liabilities	5,000	-
Net cash used in operating activities	(97,620)	-

Cash flows from investing activities:
Purchase of plant and equipment	(29,745)	-
Net cash used in investing activities	(29,745)	-

Cash flows from financing activities:
Contribution to common stock	50,000	-
Amount due to a director	140,194	-
Cash from reverse acquisition	-	100
Net cash provided by financing activities	190,194	100

Effect of exchange rate change on cash and cash equivalents	23	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	62,852	100

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	100	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$62,952	$100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the condensed consolidated financial statements.

CHINA WORLD TRADE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Series A Convertible Preferred stock		Common stock			Accumulated other	Total
	No. of shares	Amount	No. of shares	Amount	Accumulated deficit	comprehensive income (loss)	stockholders’ deficit

Balance as of January 1, 2008	500,000	$500	150,000,000	$150,000	$(292,524)	$130	$(141,894)

Shares issued for reverse acquisition	-	-	49,565,923	49,566	(49,466)	-	100

Loss for the period	-	-	-	-	(92,581)	-	(92,581)

Foreign currency translation adjustment	-	-	-	-	-	(689)	(689)

Balance as of March 31, 2008	500,000	$500	199,565,923	$199,566	$(434,571)	$(559)	$(235,064)

See accompanying notes to the condensed consolidated financial statements

CHINA WORLD TRADE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2007.

NOTE 2 – DESCRIPTION OF BUSINESS AND ORGANIZATION

China World Trade Corporation (“CWTD”) was incorporated under the laws of the State of Nevada on January 29, 1998 as Weston International Development Corporation. On July 28, 1998, the name was changed to Txon International Development Corporation. On September 15, 2000 CWTD changed to its existing name. CWTC acts as an investment holding company.

On March 28, 2008, CWTD and Mr. William Tsang, the Chairman and President of CWTD entered into the Exchange Agreement with Parure Capital Limited (“PCL”) and the shareholders of PCL. PCL was incorporated in British Virgin Island (“BVI”) on November 21, 2007 with the authorized, issued and outstanding common stock of 50,000 shares at par value of $1 per share. Its principal activity is investment holding in Uonlive Limited (“Uonlive”). Uonlive was incorporated as a limited liability company in Hong Kong on April 17, 2007. Its principal activity is the provision of online multimedia and advertising service and the operation of an online radio station in Sheung Wan, Hong Kong. All the operations and assets of Uonlive are located in Hong Kong.

On March 31, 2008, CWTD completed a stock exchange transaction with the shareholders of PCL, whereby 150,000,000 shares of the Company’s common stock and 500,000 shares of Series A Convertible Preferred Stock were issued to the shareholders of PCL in exchange for 100% of the ownership interest in PCL. As a result of the stock exchange, PCL and Unolive became wholly-owned subsidiaries of the Company and the former shareholders of PCL own 75.2% of the issued and outstanding common stock of the Company.

At the same closing date, the Company consummated the disposal of all of its subsidiaries to Top Speed Technologies Limited, which was controlled by Mr. William Tsang, the Chairman and President of CWTD in consideration of cancellation of indebtedness owed by CWTD to Mr. William Tsang, the Chairman and President of CWTD. This disposal transaction was assumed to be completed as of the beginning of the periods presented in the accompanying condensed consolidated financial statements.

Also in connection with this stock exchange, CWTD appointed three new directors, Mr. Tsun Sin Man Samuel, Mr. Cheung Chi Ho and Mr. Wong Kin Yu, to the Company’s Board of Directors. Furthermore, concurrent with the closing of this transaction, all of the Company’s former officers resigned from their positions and Mr. Tsun Sin Man Samuel was appointed as the Chairman, Mr. Cheung Chi Ho as new chief executive officer, Mr. Wong Kin Yu as the new chief operating officer.
The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of the CWTD whereby PCL is deemed to be the accounting acquirer (legal acquiree) and CWTD to be the accounting acquiree (legal acquirer). The accompanying condensed consolidated financial statements are in substance those of PCL, with the assets and liabilities, and revenues and expenses, of CWTD being included effective from the date of stock exchange transaction. CWTD is deemed to be a continuation of the business of PCL. Accordingly, the accompanying consolidated financial statements include the following:

(1)	the balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the accounting acquiree at historical cost;

(2)
the financial position, results of operations, and cash flows of the accounting acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of stock exchange transaction.

The Company and subsidiaries are hereinafter collectively referred to as the “Company”.

CHINA WORLD TRADE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))

NOTE 3 – GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2008, the Company had incurred a net loss of $92,581 and a stockholders’ deficit of $434,571. The continuation of the Company is dependent upon the continuing financial support of shareholders and obtaining short-term and long-term financing, generating significant revenue and achieving profitability. The actions involve certain cost-saving initiatives and growing strategies, including rapid promotion and marketing the radio program in the Hong Kong. As a result, the condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

●	Use of estimates

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

●	Basis of consolidation

The condensed consolidated financial statements include the financial statements of CWTD and its subsidiaries.

All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Accounts receivable

Accounts receivable consist primarily of trade receivables. Accounts receivable are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts. Management reviews and adjusts this allowance periodically based on historical experience, current economic climate as well as its evaluation of the collectibility of outstanding accounts. The Company evaluates the credit risks of its customers utilizing historical data and estimates of future performance.

●	Plant and equipment

Plant and equipment are recorded at cost less accumulated depreciation and amortization and impairment losses. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of property, plant and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows:

Office equipment	5 years
Computer and broadcasting equipment	5 years

●	Intangible assets

Intangible asset represents the acquisition cost of online radio broadcasting technology and its domain name paid to Mr. Samuel Tsun, a shareholder and director of the Company at the fair value. Purchased technical know-how includes webpage development cost, acquisition cost of domain name of www.uonlive.com, online radio technology, broadcasting technical and procedural manuals, with an indefinite useful life.

CHINA WORLD TRADE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), if an intangible asset is determined to have an indefinite useful life, it should not be amortized until its useful life is determined to be no longer indefinite. The asset’s remaining useful life should be reviewed each reporting period. If such an asset is later determined to have a finite useful life, the asset should be tested for impairment. That asset should then be amortized prospectively over its estimated remaining useful life and accounted for in the same way as intangible assets subject to amortization. An intangible asset that is not subject to amortization should be tested for impairment at least annually.

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.

●	Impairment of long-lived assets

The Company accounts for impairment of plant and equipment and amortizable intangible assets in accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicates the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

●	Revenue recognition

Revenue of the Company derives from the selling of advertising airtime to customers. Revenue is recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured.

Revenue from advertising sales is recognized in the period when the advertisement is broadcasted to the public.

●	Income taxes

The Company also accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the condensed consolidated statement of operations and comprehensive income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

The Company also adopts the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The adoption of FIN 48 did not have a significant impact on the Company’s financial statements.

The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

CHINA WORLD TRADE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))

●	Earnings per share

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the effect of the common share equivalents of the Company’s convertible preferred stock outstanding. The Company accounts for a stock dividend or split in accordance with SFAS No. 128, “Earnings Per Share”, which requires that a stock dividend or split be accounted for retrospectively if the stock dividend or split occurs during the period, or retroactively if the stock dividend or split occurs after the end of the period but before the release of the financial statements, by considering it outstanding for the entirety of each period presented.

●     Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

●	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the condensed consolidated statement of operations.

The reporting currency of the Company is the United States dollar ("US$"). The functional currency of the Company's subsidiary operating in Hong Kong is Hong Kong Dollars (“HKD”) and its financial records are maintained and its statutory financial statements are prepared in HKD.

Assets and liabilities of the subsidiary whose functional currency is not the US$ are translated into US$, in accordance with SFAS No. 52, “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary is recorded as a separate component of accumulated other comprehensive income within the statement of change in stockholder’s deficit.

●	Fair value of financial instruments

The Company values its financial instruments as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Company, using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, amounts due to a shareholder and a related company, accounts payable and accrued expenses.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year end.

●	Related parties

For the purposes of these financial statements, parties are considered to be related if one party has the ability, directly or indirectly, to control the party or exercise significant influence over the party in making financial and operating decisions, or vice versa, or where the Company and the party are subject to common control or common significant influence. Related parties may be individuals or other entities.

CHINA WORLD TRADE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))

●	Segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable segment.

●	Recently issued accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for those fiscal years beginning after November 15, 2007 and to the interim periods within those fiscal years. The Company believes that SFAS No. 157 should not have a material impact on the consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company believes that SFAS 159 should not have a material impact on the consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company is still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160" ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on the consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

CHINA WORLD TRADE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))

NOTE 5 – PLANT AND EQUIPMENT, NET

Plant and equipment consists of the following:

	March 31, 2008	December 31, 2007

Office equipment	$21,197	$21,197
Computer and broadcasting equipment	253,351	223,606
Exchange translation difference	746	--
	275,294	244,803
Less: accumulated depreciation	(45,127)	(32,295)
Less: exchange translation difference	(114)	--

Net book value	$230,053	$212,508

For the three months ended March 31, 2008 and 2007 was $12,832 and $0.

NOTE 6 – INTANGIBLE ASSET

	March 31, 2008	December 31, 2007

Broadcasting technology, at cost	$166,534	$166,534
Exchange translation difference	475	--

Broadcasting technology, at carrying value	$167,009	$166,534

For the three months ended March 31, 2008, the Company tested for impairment in accordance with the SFAS No. 142 and no impairment charge was required.

NOTE 7 – INCOME TAXES

The Company has operations in three tax jurisdictions: United States of America, British Virgin Island and Hong Kong. The Company generated an operating loss for the period ended March 31, 2008 and did not record income tax expense.

United States of America

CWTD is registered in the State of Nevada and is subject to the tax laws of United States of America. For the period ended March 31, 2008, there is no operation in the United States of America.

British Virgin Island

Under the current BVI law, the Company is not subject to tax on income.

CHINA WORLD TRADE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))

Hong Kong

The Company’s subsidiary operating in Hong Kong and subject to the current rate of taxation of 17.5% based on the estimated taxable income earned in or derived from Hong Kong during the period, if applicable, under the Hong Kong profits tax law. Deferred tax, where applicable, is provided under the liability method at the rate of 17.5% during the period, being the effective Hong Kong statutory income tax rate applicable to the ensuing financial year, on the difference between the financial statement and income tax bases of measuring assets and liabilities.

The Company’s subsidiary, Uonlive was exempted from Hong King profits tax due to cumulative tax losses for the period ended March 31, 2008.

As of March 31, 2008, the Company has net deferred tax assets calculated at an expected rate of 17.5% of approximately $[145,354], principally arising from net operating loss carry forwards for income tax purposes. The management of the Company determines that it is more likely that the Company will realize the benefit of the net deferred tax asset and has provided for deferred tax asset of $[25,437].

NOTE 8 – CAPITAL TRANSACTION

On March 31, 2008, the Company completed a stock exchange transaction with the shareholders of PCL and issued a total of 150,000,000 shares of common stock and 500,000 shares of Series A convertible preferred stock.

As a result, the total number of issued and outstanding shares of preferred stock and common stock was 500,000 shares and 199,565,923 shares, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

(a)         Accounts receivable and sales – related party

For the three months ended March 31, 2008 and 2007, the Company earned sales revenue of $11,545 and $0 from Dbtronix (Far East) Ltd., which was controlled by Mr. Samuel Tsun, a director and shareholder of the Company in a normal course of business.

As of March 31, 2008, accounts receivable, related party was amounted to $7,709.

(b)         Amounts due to a related party

For the three months ended March 31, 2008 and 2007, the Company paid rent charges of $19,242 and $0 to a related company which is controlled by Mr. Samuel Tsun, a director and shareholder of the Company in a normal course of business.

As of March 31, 2008, the balance due to a related company is $57,821, which was unsecured, interest free and has no fixed repayment term.

(c)         Amounts due to a shareholder

For the three months ended March 31, 2008 and 2007, Mr. Samuel Tsun, a director and shareholder of the Company paid expenses on behalf of the Company as the Company did not set up a bank account. It is expected that the bank account will be established in April 2008.

As of March 31, 2008, the balance due to a shareholder is $519,199, which was unsecured, interest free and has no fixed repayment term.

(e)         Note payable to a shareholder

As of March 31, 2008, the balance due to a shareholder is $167,009, which was unsecured, interest free and has no fixed repayment term.

CHINA WORLD TRADE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))

NOTE 10 – CONCENTRATION OF RISKS

The Company is exposed to the followings concentrations of risk:

(a)         Major customers

For the period ended March 31, 2008, 100% of the Company’s assets were located in Hong Kong and 100% of the Company’s revenues were derived from a single customer located in Hong Kong. As of March 31, 2008, trade receivable due from this customer amounted to $7,709.

(b)         Major vendors

For the period ended March 31, 2008, there is no vendor who account for 10% or more of the cost of revenue.

(c)         Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

(d)         Exchange rate risk

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in HKD and a significant portion of the assets and liabilities are denominated in HKD. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and HKD. If RMB depreciates against US$, the value of HKD revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

NOTE 11 – OPERATING LEASE COMMITMENT

The Company leased an office premise under a non-cancelable operating lease agreement for a term of 1 year, due March 31, 2009. The annual lease payment is $76,968.

Costs incurred under this operating lease are recorded as rent expense and totaled approximately $19,242 for the period ended March 31, 2008.

As of March 31, 2008, future minimum annual operating lease payments are $76,968.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

The predecessor of China World Trade Corporation was incorporated in the State of Nevada on January 29, 1998 under the name Txon International Development Corporation to conduct any lawful business, to exercise any lawful purpose and power, and to engage in any lawful act or activity for which corporations may be organized under the General Corporation Laws of Nevada.

On March 28, 2008, the Company entered into the Exchange Agreement with Tsang William, Uonlive Limited, Tsun Samuel, Hui Chi Kit and Parure Capital Limited.  Upon closing of the Share Exchange on March 31, 2008,   Tsun and Hui delivered all of their share capital in Parure Capital to the Company in exchange for 150,000,000 shares of common stock of the Company and 500,000 shares of Series A Convertible Preferred Stock, resulting in Parure Capital becoming a wholly owned subsidiary of the Company and Uonlive becoming an indirect wholly owned subsidiary of the Company.

As a result, 49,565,923 shares of the Company’s common stock were outstanding immediately prior to the closing of the Share Exchange, and 199,565,923 shares of the Company’s common stock were outstanding immediately after the closing of the Share Exchange.  In addition, 500,000 shares of Series A Convertible Preferred Stock were outstanding immediately after the closing of the Share Exchange.  Of these shares, approximately 26,355,874 shares represented the Company’s “public float” prior to and after the Share Exchange.  The 150,000,000 shares of common stock and 500,000 shares of Series A Convertible Preferred Stock issued in the Share Exchange were issued in reliance upon an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”).   The shares in the public float will continue to represent the shares of the Company’s common stock held for resale without further registration by the holders thereof.  After the Share Exchange, Uonlive becomes our operating subsidiary.

Uonlive is a leading private online multimedia company incorporated in April 2007 with its headquarters in Hong Kong, China. It is one of the members of Jingu Group. The main business of Uonlive is operating an online radio station, a kind of virtual community able to provide the public with free online radio services, and mainly targets the younger listening audience.

Uonlive is the abbreviation for “You Are on Live”, which means no matter where you live around the world, Uonlive’s information can be transmitted to you. With online radio, there are no geographic boundaries.

Uonlive provides multi-division entertainment programs through live-audio-radio and audio-on-demand. Audio-on-demand allows the listener to choose his or her own programming.  Uonlive also utilizes the most advanced technologies for DJs and audiences to control their broadcasting techniques. Uonlive is also endeavoring to develop new radio receiving techniques. For example, in the near future, Uonlive will distribute online radio programs for communication products including mobile, family electronics etc., anytime and anywhere.

Different than traditional radio stations, Uonlive is continuously adding more interactive features, including online live voting, chat rooms, and download service, etc. in order to reach more audiences.

In addition, Uonlive provides professional training courses to DJs.  It is committed to developing new radio personalities by providing professional and systematic training programs. After completion of the courses, the participants are qualified to take part in large-scale activities and ceremonies. Such opportunities work for the mutual benefit of the online station and the participant. Currently, Uonlive has over 50 DJs hosting online radio programs. Currently Uonlive has over 40 diversified programs, which operate 24-hours a day.  No matter when and where, listeners can hear Uonlive voices anytime.

Our objective is to develop and provide diversified programming that has an upbeat message for anyone who listens. We will use advanced technologies to provide a variety of interactive channels through a Multimedia Communication Platform to give the audience an impressive and fun radio shows.

Development of Our Business

The commercial market for the online radio business is developing rapidly. Many large competitors have been formed or are in the process of being formed to take advantage of an expanding market.  The commercialization of the Internet has effectively promoted the development of online radio communication technologies.  The significant business opportunities inherent in online radio will cause the utilization of the various kinds of equipment necessary for an online radio station.

Our development strategies include opening up new channels, attracting more members, strengthening and diversifying online programs, selling or renting our channels, attempting to develop a “U outlet”, and later attempting co-operation with Karaoke, and developing a voice-ecard for our stations.  Uonlive will also sell its commercial products to users through its multimedia communications platform.  It hopes to set up a team to source products in Guangdong Province, China and market the product on the website.  Lastly, Uonlive will try another model allowing users to call up and record a message and leave it on the website so that other people listen to them (thereby setting up a sound recording library).

Our objective is to develop and provide diversified programming that has an upbeat message for anyone who listens. We will use advanced technologies to provide a variety of interactive channels through a Multimedia Communication Platform to give the audience an impressive and fun radio shows.

Our revenue model is to (1) sell air-time or spot time to customers in different time section. A tailor made package will be designed for different customer. Normally, a package may contain a number of appearing time with a time frame of , say, 30 seconds.(2) to sell banner advertisement in our website. We planned to have eight banner for this year for customers to place their advertisement.  (2) to sell title sponsor to customer for each program.

The management believes that Uonlive has a niche market in the online radio industry in Hong Kong and Mainland China. The prospect for this industry is enormous with potential high margin. Uonlive is the pioneer in this market and hopefully it will be the leader and taking the largest market share in the coming years.

RESULTS OF OPERATIONS

The following table shows the selected unaudited condensed consolidation income statement data of the Company and its subsidiaries for the three-month period ended March 31, 2008 and 2007. The data should be read in conjunction with the unaudited consolidated Financial Statements of the Company for the three-month period ended March 31, 2008 and 2007 and related notes thereto.

THREE-MONTH PERIOD ENDED MARCH 31, 2008 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2007

Operating Revenue

We recorded a total of $11,545 revenue for the quarter ended March 31, 2008 compared to nil for the same corresponding period in 2007 because our business operation was commenced from July 2007.  The revenue came from two different clients which is 100% increase comparing from the corresponding period ended March 31, 2007.  Our total expense for the quarter ended March 31, 2008 has a total of $129,563, a 1,122% of the revenue, which consisted of approximately $9,000 or 78% of revenue, for sales and marketing expenses and approximately $120,500 or 1,044% of revenue, accounted for general and administrative expenses. The general and administrative expense included approximately $22,700 of salaries; approximately $19,200 of rental expense; approximately $22,300 of consultancy fee and approximately $20,000 of professional fee. We incurred a net loss of approximately $92,500 for the quarter ended March 31, 2008 mainly due to higher expenses.

LIQUIDITY AND CAPITAL RESOURCES

During the period for the quarter ended March 31, 2008, net cash in operating activities incurred $97,620 which included net loss of $92,581; use in deferred tax asset of approximately $25,000, and depreciation of approximately $13,000.  We accounted net cash used in investing activities of $29,745 which was used to purchase plant and equipments. A net cash provided by financing activities accounted for $190,294.  The said financing activities was an amount due to a shareholder accounted for $140,194.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Unanticipated problems in expanding the Company’s online radio business may harm the Company’s business and viability.

The Company’s future cash flow depends on its ability to timely expand its online radio business. If the Company’s operations are disrupted and/or the economic integrity of its sales and marketing operation is threatened for unexpected reasons (including, but not limited to, technical difficulties, and business interruptions due to terrorism or otherwise), the Company’s business may experience a substantial setback.   Moreover, the occurrence of significant unforeseen conditions or events may require the Company to reexamine its business model.  Any change to the Company’s business model may adversely affect its business.

If the Company does not obtain financing when needed, its business will fail.

As of December 31, 2007, the Company had cash and cash equivalents on hand in the amount of approximately $0 (audited).   The Company predicts that it will need approximately $3 million to implement its business plan and meet its capital expenditure needs over the next three years.  The Company currently does not have any arrangements for additional financing and it may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the Company’s products, production costs, the availability of credit, prevailing interest rates and the market prices for the Company’s common stock.

The Company’s ability to operate at a profit is partially dependent on market prices of advertising.  If advertising prices drop too far, the Company will be unable to maintain profitability.

The Company’s results of operations and financial condition will be affected by the selling prices for advertising. Prices are subject to and determined by market forces over which the Company has no control. The Company’s revenues will be heavily dependent on the market prices for advertising in many markets in China.

The success of the Company’s business depends upon the continuing contributions of its Chief Executive Officer and other key personnel and its ability to attract other employees to expand the business, whereas the loss of key individuals or the Company’s inability to attract new employees could have a negative impact on the Company’s business.

The Company relies heavily on the services of Cheung Chi Ho, the Chief Executive Officer, and the services of Larry Wei Fan, the Chief Financial Officer, as well as several other senior management personnel.  Loss of the services of any of such individuals would adversely impact other Company’s operations.  In addition, the Company believes that its technical personnel represent a significant asset and provide the Company with a competitive advantage over many of the Company’s competitors.  The Company believes that its future success will depend upon its ability to retain these key employees and its ability to attract and retain other skilled financial, engineering, technical and managerial personnel.  For example, the Company presently does not have any directors or officers (other than Larry Wei Fan, our Chief Financial Officer) experienced with public company SEC reporting and financial reporting requirements and the Company will be required to engage such persons, and independent directors, in order to satisfy the quotation standards of the Over the Counter Bulletin Board on which the Company’s common stock is traded (not currently required by OTCBB or SEC).  In addition, as a result of failure to engage qualified personnel the Company may be unable to meet its responsibilities as a public reporting company under the rules and regulations of the SEC.  None of the Company’s key personnel are party to any employment agreements.  The Company does not currently maintain any “key man” life insurance with respect to any of such individuals.

Future sales of the Company’s equity securities will dilute existing stockholders.

To fully execute its long-term business plan, the Company may need to raise additional equity capital in the future.  Such additional equity capital, when and if it is raised, would result in dilution to the Company’s existing stockholders.

Subject to its receipt of the additional capital required, the Company plans to grow very rapidly, which will place strains on management and other resources.

The Company plans to grow rapidly and significantly expand its operations. This growth will place a significant strain on management systems and resources, particularly since the Company has approximately 300 employees.  The Company will not be able to implement its business strategy in a rapidly evolving market without an effective planning and management processes.  The Company has a short operating history and has not implemented sophisticated managerial, operational and financial systems and controls.  The Company is required to manage multiple relationships with various strategic partners, and other third parties.  These requirements will be strained in the event of rapid growth or in the number of third party relationships, and the Company’s systems, procedures or controls may not be adequate to support the Company’s operations and management may be unable to manage growth effectively.  To manage the expected growth of the Company’s operations and personnel, the Company will be required to significantly improve or replace existing managerial, financial and operational systems, procedures and controls, and to expand, train and manage its growing employee base.  The Company will be required to expand its finance, administrative and operations staff.  The Company may be unable to complete in a timely manner the improvements to its systems, procedures and controls necessary to support future operations, management may be unable to hire, train, retain, motivate and manage required personnel and management may be unable to successfully identify, manage and exploit existing and potential market opportunities.

Risks Related to the Online Radio Business

The Online Radio Business suffers from a lack of portability, which could negatively impact revenues and profitability.

The success of online radio depends on the network transmission signal. In other words, if a listener is not sitting in front of the computer, or does not have Internet access, the audience will not be able to listen to our radio programs. This lack of portability negatively impacts our potential revenues and profitability.  In order to resolve this problem, we are developing new online radio reception technologies, so that to we will be able to distribute our online radio programs to audiences through traditional electrical outlets and  instruments, such as mobile telephones, family electronics, etc.  There can be no assurance of success in our endeavors.

Our success as an online radio business is significantly influenced by the network bandwidth, since increased bandwidth increases the cost of our service.  .
.
Network bandwidth determines the download speed of the media streaming.  In addition, the cost of providing online radio can be high, because every person listening on the Internet to the voices needs to have a separate streaming (audio stream).  For each additional person, you need one more bandwidth, and for more enthusiastic listeners, the cost of the online radio station increases.  To address this problem, we will continuously increase the capacity of our website sever and bandwidth with increases of visitor volume, so that we can provide fluent online radio programs.
The SMS Technology is not adequate for our sophisticated communication with our audiences, and a better technological solution must be found.
.
Most online radio stations use short message system or SMS messages to communicate between the audience and host, and this system lacks creativity. As an example of the problem, we have operated over 50 DJs who were communicating with different audiences at one time.  We are trying to develop online  chatting tools for better communication and more creativity, although there is no assurance that we will be successful in our endeavors..
The overall quality of hosts or DJs needs to be improved, and they are at the heart of our programming.

The overall quality of hosts or DJs needs to be improved, and their performance is crucial to our programming.  Most of hosts or DJs of online radio stations are non-professionals, and they have a strong randomness, and lack of stability.  The overall quality of hosts or DJs needs to be improved. This is the reason that we undertake DJ training programs, so that we can develop qualified DJs to serve our audience.

The difficulties of non-standard operations, the complexities of copyright compliance and infringement and the restrictions imposed by the record industry make our business expensive to conduct.

The difficulties of non-standard operations, the complexities of copyright compliance and infringement and the restrictions imposed by the record industry make our business expensive to conduct.  Online radio stations in the development process also face these issues to a greater degree.  These issues increase the operational risks. Uonlive is trying to get licenses from more record agencies in order to avoid such potential risks, of course, which increases our operating costs.

Risks Related to Doing Business in the PRC

The Company faces the risk that changes in the policies of the PRC government could have a significant impact upon the business the Company may be able to conduct in the PRC and the profitability of such business.

The PRC’s economy is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, the Company believes that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While the Company believes that this trend will continue, there can be no assurance that this will be the case.  A change in policies by the PRC government could adversely affect the Company’s interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC's political, economic and social life.

The PRC laws and regulations governing the Company’s current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may have a material and adverse effect on the Company’s business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing the Company’s business, or the enforcement and performance of the Company’s arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Company and any future subsidiaries are considered foreign persons or foreign funded enterprises under PRC laws, and as a result, the Company is required to comply with PRC laws and regulations. These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. The Company cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on the Company’s businesses.

A slowdown or other adverse developments in the PRC economy may materially and adversely affect the Company’s customers, demand for the Company’s products and the Company’s business.

All of the Company’s operations are conducted in the PRC and all of its revenue is generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, the Company cannot assure investors that such growth will continue. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC could materially reduce the demand for our products and materially and adversely affect the Company’s business.

Inflation in the PRC could negatively affect our profitability and growth.
While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for the Company’s products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. Such an austere policy can lead to a slowing of economic growth. In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase the Company’s costs and also reduce demand for the Company’s products.

Governmental control of currency conversion may affect the value of an investment in the Company.

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. The Company receives all of its revenues in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict the Company’s ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations.  Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.
The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents the Company from obtaining sufficient foreign currency to satisfy its currency demands, the Company may not be able to pay certain of its expenses as they come due.

The fluctuation of the Renminbi may materially and adversely affect investments in the Company.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. As the Company relies principally on revenues earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect the Company’s cash flows, revenues and financial condition. For example, to the extent that the Company needs to convert U.S. dollars it receives from an offering of its securities into Renminbi for the Company’s operations, appreciation of the Renminbi against the U.S. dollar could have a material adverse effect on the Company’s business, financial condition and results of operations. Conversely, if the Company decides to convert its Renminbi into U.S. dollars for the purpose of making payments for dividends on its common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi that the Company converts would be reduced. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to the Company’s income statement and a reduction in the value of these assets.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 3.2% appreciation of the Renminbi against the U.S. dollar as of May 15, 2006. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar.

Recent PRC State Administration of Foreign Exchange (“SAFE”) Regulations regarding offshore financing activities by PRC residents have undergone a number of changes that may increase the administrative burden the Company faces. The failure by the Company’s stockholders who are PRC residents to make any required applications and filings pursuant to such regulations may prevent the Company from being able to distribute profits and could expose the Company and its PRC resident stockholders to liability under PRC law.
SAFE issued a public notice (the “October Notice”) effective November 1, 2005, which requires registration with SAFE by the PRC resident stockholders of any foreign holding company of a PRC entity.  Without registration, the PRC entity cannot remit any of its profits out of the PRC as dividends or otherwise; however, it is uncertain how the October Notice will be interpreted or implemented regarding specific documentation requirements for a foreign holding company formed prior to the effective date of the October Notice, such as in the Company’s case. While the Company’s PRC counsel advised it that only the PRC resident stockholders who receive the ownership of the foreign holding company in exchange for ownership in the PRC operating company are subject to the October Notice, there can be no assurance that SAFE will not require the Company’s other PRC resident stockholders to make disclosure. In addition, the October Notice requires that any monies remitted to PRC residents outside of the PRC be returned within 180 days; however, there is no indication of what the penalty will be for failure to comply or if stockholder non-compliance will be considered to be a violation of the October Notice by the Company or otherwise affect the Company.
In the event that the proper procedures are not followed under the SAFE October Notice, the Company could lose the ability to remit monies outside of the PRC and would therefore be unable to pay dividends or make other distributions. The Company’s PRC resident stockholders could be subject to fines, other sanctions and even criminal liabilities under the PRC Foreign Exchange Administrative Regulations promulgated January 29, 1996, as amended.

Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, could adversely affect the Company’s operations.

A renewed outbreak of SARS or another widespread public health problem in the PRC, such as bird flu where most of the Company’s revenue is derived, could have an adverse effect on the Company’s operations. The Company’s operations may be impacted by a number of health-related factors, including quarantines or closures of some of its offices that would adversely disrupt the Company’s operations.  Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect the Company’s operations.

Because the Company’s principal assets are located outside of the United States and all of the Company’s directors and officers reside outside of the United States, it may be difficult for investors to enforce their rights based on U.S. federal securities laws against the Company and the Company’s officers and directors in the U.S. or to enforce U.S. court judgment against the Company or them in the PRC.

All of the Company’s directors and officers reside outside of the United States. In addition, Uonlive  is located in the PRC and substantially all of its assets are located outside of the United States; it may therefore be difficult or impossible for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. federal securities laws against the Company in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against the Company or its officers and directors of criminal penalties, under the U.S. federal securities laws or otherwise.

The Company may have difficulty establishing adequate management, legal and financial controls in the PRC.

The PRC historically has not adopted a western style of management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. The Company may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, the Company may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet western standards.

Risks Relating to the Share Exchange

The Company’s Chairman, Tsun Sin Man Samuel beneficially owns [60.1%] of the Company’s outstanding common stock, which gives him control over certain major decisions on which the Company’s stockholders may vote, which may discourage an acquisition of the Company.

As a result of the Share Exchange, most of management of the Company do not beneficially own any of the Company’s outstanding common stock at this point in time, and one of the Company’s directors beneficially owns [60.1%] of the Company’s outstanding shares.  The interests of this director may differ from the interests of other stockholders.  As a result, this director will have the right and ability to control virtually all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders may vote, including the following actions:

•	Electing or defeating the election of directors;

•	Amending or preventing amendment of the Company’s Certificate of Incorporation or By-laws;

•	Effecting or preventing a merger, sale of assets or other corporate transaction; and

•	Controlling the outcome of any other matter submitted to the stockholders for vote.

The Company’s stock ownership profile may discourage a potential acquirer from seeking to acquire shares of the Company’s common stock or otherwise attempting to obtain control of the Company, which in turn could reduce the Company’s stock price or prevent the Company’s stockholders from realizing a premium over the Company’s stock price.

As a result of the Share Exchange, Uonlive has become an indirect wholly-owned subsidiary of a company that is subject to the reporting requirements of U.S. federal securities laws, which can be expensive.

As a result of the Share Exchange, Uonlive has become an indirect wholly-owned subsidiary of a company that is a public reporting company and, accordingly, is subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act.  The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC (including reporting of the Share Exchange) and furnishing audited reports to stockholders will cause the Company’s expenses to be higher than they would be if Uonlive had remained privately-held and did not consummate the Share Exchange.

In addition, it may be time consuming, difficult and costly for the Company to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act.  The Company may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures.  If the Company is unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, the Company may not be able to obtain the independent accountant certifications required by the Sarbanes-Oxley Act.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies.  As a public entity, the Company expects these new rules and regulations to increase compliance costs in 2007 and beyond and to make certain activities more time consuming and costly.  As a public entity, the Company also expects that these new rules and regulations may make it more difficult and expensive for the Company to obtain director and officer liability insurance in the future and it may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for the Company to attract and retain qualified persons to serve as directors or as executive officers.

Because Uonlive  became public by means of a share exchange, the Company may not be able to attract the attention of major brokerage firms.

There may be risks associated with Uonlive’s becoming public through a share exchange. Specifically, securities analysts of major brokerage firms may not provide coverage of the company since there is no incentive to brokerage firms to recommend the purchase of the company’s common stock.  No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on behalf of the company.

Risks Relating to the Common Stock

The Company’s stock price may be volatile.

The market price of the Company’s common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond the Company’s control, including the following:

•	Additions or departures of key personnel;

•
Limited “public float” following the Share Exchange, in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for the common stock;

•	Sales of the common stock;

•	The Company’s ability to execute its business plan;

•	Operating results that fall below expectations;

•	Loss of any strategic relationship;

•	Industry developments;

•	Economic and other external factors; and

•	Period-to-period fluctuations in the Company’s financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the Company’s common stock.

There is currently no liquid trading market for the Company’s common stock and the Company cannot ensure that one will ever develop or be sustained.

There is currently no liquid trading market for the Company’s common stock.  The Company cannot predict how liquid the market for the Company’s common stock might become.  The Company’s common stock is currently approved for quotation on the OTC Bulletin Board trading under the symbol CWTD.   The Company currently does not satisfy the initial listing standards, and cannot ensure that it will be able to satisfy such listing standards on a higher exchange, or that its common stock will be accepted for listing on any such exchange.  Should the Company fail to satisfy the initial listing standards of such exchanges, or its common stock be otherwise rejected for listing and remain on the OTC Bulletin Board or be suspended from the OTC Bulletin Board, the trading price of the Company’s common stock could suffer, the trading market for the Company’s common stock may be less liquid and the Company’s common stock price may be subject to increased volatility.

The Company’s common stock may be deemed a “penny stock”, which would make it more difficult for investors to sell their shares.

The Company’s common stock may be subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act.  The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years).  These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  If the Company remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for the Company’s securities.  If the Company’s securities are subject to the penny stock rules, investors will find it more difficult to dispose of the Company’s securities.
Furthermore, for companies whose securities are quoted on the OTC Bulletin Board, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

Offers or availability for sale of a substantial number of shares of the Company’s common stock may cause the price of the Company’s common stock to decline.

If the Company’s stockholders sell substantial amounts of common stock in the public market, or upon the expiration of any statutory holding period, under Rule 144, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of the Company’s common stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult the Company’s ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that the Company deems reasonable or appropriate.  Additional shares of common stock will be freely tradable upon the earlier of: (i) effectiveness of the registration statement the Company is required to file; and (ii) the date on which such shares may be sold without registration pursuant to Rule 144 under the Securities Act.

Provisions of the Company’s Certificate of Incorporation and Delaware law could deter a change of control, which could discourage or delay offers to acquire the Company.

Provisions of the Company’s Certificate of Incorporation and Delaware law may make it more difficult for someone to acquire control of the Company or for the Company’s stockholders to remove existing management, and might discourage a third party from offering to acquire the Company, even if a change in control or in management would be beneficial to stockholders.  For example, the Company’s Certificate of Incorporation allows the Company to issue shares of preferred stock without any vote or further action by stockholders.

Volatility in the Company’s common stock price may subject the Company to securities litigation.

The market for the Company’s common stock is characterized by significant price volatility when compared to seasoned issuers, and the Company expects that its share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. The Company may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

The elimination of monetary liability against the Company’s directors, officers and employees under the Company’s  Nevada  law and the Company’s By-Laws, and the existence of indemnification rights to the Company’s directors, officers and employees may result in substantial expenditures by the Company and may discourage lawsuits against the Company’s directors, officers and employees.

Under Nevada law, a corporation may indemnify its directors, officers, employees and agents under certain circumstances, including indemnification of such persons against liability under the Securities Act of 1933, as amended.  In addition, a corporation may purchase or maintain insurance on behalf of its directors, officers, employees or agents for any liability incurred by him in such capacity, whether or not the corporation has the authority to indemnify such person.

Article X of the CWTD’s By-Laws provides, among other things, that a director, officer, employee or agent of the corporation may be indemnified against expenses (including attorneys’ fees inclusive of any appeal), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such claim, action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of CWTD, and with respect to any criminal action or proceeding, he had no reasonable cause to believe that his conduct was unlawful.

The effect of these provisions may be to eliminate the rights of CWTD and its stockholders (through stockholder derivative suits on behalf of CWTD) to recover monetary damages against a director, officer, employee or agent for breach of fiduciary duty.

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be provided for directors, officers, employees, agents or persons controlling an issuer pursuant to the foregoing provisions, the opinion of the Commission is that such indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is therefore unenforceable.

ITEM 4(A) - CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. The Company’s Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining disclosure controls and procedures for the Company. The controls and procedures established by the Company are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

ITEM 4(A)T – INTERNAL CONTROL OVER FINANCIAL REPORTING

(a)       The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007.  See the discussion under Item 4(A) above.

(b)       This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(c)        There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the Share Exchange, as of March 28, 2008, the Company issued 150,000,000 shares of common stock and 500,000 shares of Series A Convertible Preferred Stock in a transaction intended to be exempt from registration under the Securities Act pursuant to Regulation S.  The consideration for the issuance of the shares of common stock was the exchange by Tsun and Hui of 100% of the share capital of Parure Capital.  Pursuant to the exchange, Uonlive became an indirect wholly owned subsidiary of the Company.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Company's Chief Executive Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA WORLD TRADE CORPORATION
(Registrant)

May 15, 2008	/s/ Cheung Chi Ho
Cheung Chi Ho
Chief Executive Officer and Director
(Principal Executive Officer)

May 15, 2008	/s/ Larry Wei Fan
Larry Wei Fan
Chief Financial Officer
(Principal Financial and Accounting Officer)