Form 10KSB/A
period 2007-12-31
CHINA WORLD TRADE CORP
filed 2008-08-05
CIK 1081834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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

5/F, Guangdong Finance Building
88 Connaught Road West
Hong Kong
(Address of principal executive offices)

852-2116-3560
(Issuer's telephone number)

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

Transitional Small Business Disclosure Format (check one): Yes ☒     No ☐

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-KSB/A under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-KSB/A. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-KSB/A that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

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

On August 14, 2000, pursuant to a share exchange agreement dated August 10, 2000, by and among Main Edge International Limited (“Main Edge”), a British Virgin Islands corporation, Virtual Edge Limited (“Virtual Edge”), a British Virgin Islands corporation and a wholly-owned subsidiary of Main Edge, Richard Ford, Jeanie Hildebrand and Gary Lewis, we acquired from Main Edge all of the shares of Virtual Edge (the “Acquisition”) in exchange for an aggregate of 1,961,175 shares of our common stock, which shares equaled 75.16% of Txon International’s issued and outstanding shares after giving effect to the Acquisition. Both Main Edge and Virtual Edge are non-operating holding companies organized to own the stock of businesses which they acquired. On September 15, 2000, Txon International Development Corporation changed its name to China World Trade Corporation and effectuated an 8 for 1 forward stock split. As a result of the forward stock split, Main Edge held 15,689,400 shares of our common stock, which shares equaled 75.16% of our issued and outstanding shares.

In September 2002, we underwent a debt for equity capital restructuring whereby certain creditors of China World Trade converted an aggregate of $2,731,677 into an aggregate of 4,000,000 shares of common stock.

On September 3, 2002, Powertronic Holdings Limited (“Powertronic”), a British Virgin Islands company, entered into a share purchase agreement with us (the “First Share Purchase Agreement”), to purchase 1,000,000 shares of our common stock and warrants to purchase up to 2,000,000 shares of our common stock (such warrants, the “First Warrants”), for the total purchase price of $500,000. Additionally, on December 17, 2002, Powertronic entered into a second share purchase agreement (the “Second Share Purchase Agreement”) with us, to purchase an additional 1,000,000 shares of our common stock and warrants to purchase up to an additional 2,000,000 shares of our common stock (such warrants, the “Second Warrants”), for the total purchase price of $500,000. The First Warrants and the Second Warrants had an exercise price of $0.575 per share and were exercised in 2004.

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

China World Trade Corporation
Segment Revenues
Year ended December 31, 2007

	Year Ended Dec 31,
	2007		2006		2005
	US$	% of Revenue	US$	% of Revenue	US$	% of Revenue

Club and business centre	710,610	95.6	712,368	100.0	894,550	100.0
Hotel Management	32,820	4.4
	743,430	100.0	712,368	100.0	894,550	100.0

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

The Club and Business Center division is devoted to the building of the branded World Trade Center Clubs in China. Its objective is to open and operate business clubs in the major cities of China in association with the World Trade Center Association, in order to position the company as the platform to facilitate trade between China and the world market. China World Trade currently operates the Guangzhou World Trade Center Club, consisting of over 4,000 square meters and located in 3-4th Floor of Goldlion Digital Network Center, 136-138 Tiyu Road East, Tianhe District, Guangzhou, People’s Republic of China; and The Beijing World Trade Center Club, which is located at 2nd Floor, Office Tower II, Landmark Towers Beijing, 8 North Dongsanhuan Road, Beijing PRC, and consisting of 730 square meters. In addition, since the acquisition of CEO Clubs China Limited ("CEO Clubs") in May 2004, CEO Clubs will complement China World Trade's offerings by targeting higher profile leadership from larger companies than those normally associated with China World Trade. The CEO Clubs family, of which each family member operates independently of each other, has thirteen chapters in the US and China. It focuses on recruiting CEO's of companies with annual sales exceeding $2 million as members. The average member of our affiliated CEO Clubs family has $20 million in annual sales.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, cash and cash equivalents totaled $43,945. This cash position was the result of a combination of net cash used in financing activities in the amount of $399,898, net cash provided in investing activities in the amount of $1,531,562 and the net cash used in operating activities in the amount of $1,183,963. The decrease in financing activities was mainly repayment to a stockholder of $399,898, The net cash provide in investing activities was mainly the disposal of two subsidiary of $900,000 and $12,821, disposal of an affiliate amount to $647,564 and the increase of acquisition of property, plant and equipment of $28,823. The net cash used in operating activities was mainly the result from the net loss of $2,285,000, decrease in accrued expenses of $172,648 and increase in Prepayments of $155,891 offsetting by Loss on disposal of interest in an affiliate $541,133, Negative goodwill recognized as income amount to $1,000,000,and the stock, option and warrants issued for services amount to $1,371,122.

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

Disposal of Creative Idea Group Limited. On June 29, 2007, the Company disposed 100% outstanding capital stock of Creative Idea Group Limited (“Creative Idea”) to Merry Planet Corporation (“Merry Planet”) at a total consideration of HK$100,000..  Creative Idea owns a total of 55% of the outstanding capital stock of WTC Full Capital Advisors Inc .

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

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Child, Van Wagoner & Bradshaw, PLLC, Independent Registered Public Accounting Firm	20

Consolidated Balance Sheet	21

Consolidated Statements of Operations and Comprehensive Income (Loss)	22 - 23

Consolidated Statement of Changes in Stockholders’ Equity	24

Consolidated Statements of Cash Flows	25 - 26

Notes to Consolidated Financial Statements	27 - 48

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

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah, USA
March 28, 2008

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Expressed in United States Dollar (“US$”), except for per share data)

	Notes	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents		$43,945
Accounts receivable, net	9	2,229
Prepayments		16,147
Other current assets		13,815
Note receivable – sale of affiliate	11	1,352,436
Rental and other deposits	10	272,479
Due from affiliate company	12	51,977
		-
Total Current Assets		1,753,028

Property, Plant and Equipment:
Property, plant and equipment, net	14	44,110
Marketable securities – Available-for-sale	13	2,000,000
Investment in affiliate companies	7	6,208,043

Total Assets		$10,005,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$17,732
Accrued expenses		458,726
Due to a stockholder	17	1,282,047
Due to related companies	12	84,764
Deferred income		-
Other current liabilities		158,000

Total Current Liabilities		2,001,269

Total Liabilities		2,001,269

STOCKHOLDERS’ EQUITY
Preferred stock, par value of US$0.001 each;
10,000,000 shares authorized, none issued or outstanding
Common stock, par value of US$0.001 each; 20,000,000 shares authorized, 49,565,923 shares issued and outstanding as of Dec 31, 2007	20	49,566
Additional paid-in capital		41,010,482
Deferred stock-based compensation		(715,537)
Accumulated other comprehensive income		-
- foreign currency translation adjustment		109,447
- unrealized loss on marketable securities -available-for-sale		(2,000,000)
Accumulated deficit		(30,450,046)

Total Stockholders’ Equity		8,003,912

Total Liabilities and Stockholders’ Equity		$10,005,181

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

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Expressed in United States Dollar (“US$”), except for per share data)

	Years Ended
	December 31
	2007	2006

Net loss from continuing operations before extraordinary item	(3,257,903)	(8,703,139)
Discontinued operations:
Loss from discontinued operations	(27,133)	(1,387,836)

Net loss before extraordinary item	(3,285,036)	(10,090,975)
Extraordinary item
Negative goodwill recognized as income	1,000,000	-

Net loss	(2,285,036)	(10,090,975)
Other comprehensive income
Unrealized holding gain arising for the period	(2,000,000)	(1,108,375)
Less: Reclassification adjustment for gains or losses included in net profit	-	357,125
Foreign currency translation adjustment arising during the period	(49,985)	35,472

Comprehensive loss	$(4,335,021)	$(10,806,753)

Loss from continuing operations per share of common stock - Basic and diluted	$(0.07	$(0.25)
Loss from extraordinary income per share of common stock - Basic and diluted	$0.02	$(0.00)
Loss from extraordinary income per share of common stock - Basic and diluted	$0.02	$(0.00)
Total net loss per share of common stock - Basic and diluted	$(0.05)	$(0.29)
Total net loss per share of common stock - Basic and diluted	$(0.05)	$(0.29)
Weighted average number of shares of common stock outstanding	48,675,786	35,252,090

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

The Company and subsidiaries are hereinafter collectively referred to as the “Group”.

Details of the major direct and indirectly owned subsidiaries and their principal activities as of the date of this report are summarized below:

Name of company	Date of acquisition/formation	Place of incorporation	Equity interest owned by the Company	Principal activities
Beijing World Trade Centre Club	April 1, 1999	PRC	75%	Club services

Beijing World Trade Full Capital Advisors Inc.	December 9, 2005	PRC	55%	Business consulting service

CEO Clubs China Limited	May 7, 2004	Hong Kong	51%	Licensing

China Chance Enterprises Limited	January 26, 2004	BVI	100%	Equity holding company

China World Trade Corporation	May 5, 2004	BVI	100%	Equity holding company

Creative Idea Group Limited	January 2, 2004	BVI	100%	Business consulting service

Guangzhou World Trade Centre Club Limited	December 29, 2001	PRC	75%	Club services

June Success Limited	August 17, 2006	BVI	100%	Equity holding company

Rainbow Wish Limited	August 17, 2006	BVI	100%	Equity holding company

Sinopac Success Limited	August 17, 2006	BVI	100%	Equity holding company

Virtual Edge Limited	August 14, 2000	BVI	100%	Equity holding company

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

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Each quarter thereafter:   6.25% (until fully vested)

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

	Years ended December 31,
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

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(x)         Recently Issued Accounting Standards (continued)

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

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     DISPOSAL OF AN AFFILIATE (CONTINUED)

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

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.           INVESTMENT IN AFFILIATES (CONTINUED)

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

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.         INCOME TAXES (CONTINUED)

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

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

16.           RELATED PARTY TRANSACTIONS (CONTINUED)

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

16.           RELATED PARTY TRANSACTIONS (CONTINUED)

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

22.    PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS TO PURCHASE COMMON STOCK (CONTINUED)

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

CHINA WORLD TRADE CORPORATION
UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET
AS OF DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”))

			Proforma Adjustment (1)			Proforma Adjustment (2)	Pro forma
	CWTD (consolidated)	Parure	Disposal Adjustment	Transfer of sub to related parties to cancel indebtedness	Recapitalization and satisfaction of liabilities adj	Issuance of 150,000,000 shares of common stock and 50,000,000 preferred stock	Combined
				1a	1b and 2a	2b

ASSETS
CURRENT ASSETS
Cash & cash equivalents	$43,945	$50,000	$(43,845)			$--	$50,100
Pledged bank deposit	-	10,256					10,256
Accounts receivable	2,229		(2,229)				-
Deferred tax asset	-	39,142	0				39,142
Due from related parties	-		0	$23,247,477	$(23,247,477)		-
Due from affiliate co.	51,977		(51,977)				-
Rental and other deposits	272,479		(272,479)				-
Prepayments	16,147		(16,147)				-
Other current assets - disposal proceeds receivables	1,352,436		(1,352,436)				-
Other current assets	13,815		(13,815)				-

Total Current Assets	1,753,028	99,398	(1,752,928)				99,498
							-
Property and Equipment, net	44,110	23,728	(44,110)				23,728
Available-for-sale securities	2,000,000		(2,000,000)				-
Investment in affiliate co.	6,208,043		(6,208,043)				-
Intangible assets		384,615					384,615

Total Assets	$10,005,181	$507,741	$(10,005,081)	$-	$-	$-	$507,841

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Due to related parties	$-	$-	$23,247,477	$(23,247,477)	$-	$-	$
Due to a shareholder	(1,282,047)	(159,962)	(234,841)		1,516,888		(159,962)
Due to related companies	(84,764)	(57,692)	84,764				(57,692)
Accounts payable	(17,732)		17,732				-
Accrued expenses	(458,726)	(40,000)	90,691		368,035		(40,000)
Other current liabilities	(158,000)		158,000				-

Total Current Liabilities	(2,001,269)	(257,654)	23,363,823				(257,654)

OTHER LONG-TERM LIABILITIES
Note payable to a shareholder		(384,615)					(384,615)

STOCKHOLDERS' EQUITY
Preferred stock						(50,000)	(50,000)
Common stock	(49,566)					(150,000)	(199,566)
Additional paid-in capital	(41,010,482)	(50,000)			41,059,948	200,000	199,466
Deferred stock based compensation	715,537		(715,537)
Accumulated other comprehensive income	1,890,553		(1,976,379)		85,827
Accumulated deficit	30,450,046	184,528	(10,666,826)		(19,783,221)		184,528

Total Stockholders' Equity	(8,003,912)	134,528	(13,358,742)				134,428

Total Liabilities and Stockholders' Equity	$(10,005,181)	$(507,741)	$10,005,081	$-	$-	$-	$(507,841)

CHINA WORLD TRADE CORPORATION
(a)	UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”))

			Disposal
			Proforma Adjustment (1)	Pro forma
	CWTD (consolidated)	Parure	Disposal Adjustment	Combined

Revenue, net	$(743,430)	$(10,256)	$743,430	$(10,256)

Cost of revenue	8,532		(8,533)

Gross profit	(734,898)	(10,256)	734,897	(10,256)

Operating expenses
Amortization and depreciation	43,040		(43,040)
Stock-based consultancy expenses	1,155,263		(1,155,263)
General & administrative - exchange difference	(45,141)		(8,286)	(53,427)
General & administrative	2,216,264	233,926	(1,470,031)	980,160
	3,369,426	233,926	(2,676,620)	926,733

Income/loss from operations	2,634,528	223,670	(1,941,723)	916,477

Other income (expenses)
Interest income	(796)		796
Other income	(64,882)		64,882
Other expense - share of affiliate loss	147,920		(147,920)
Gain (loss) on disposal of a subsidiary	27,133			27,133
Loss on disposal of an affiliate co.	541,133		(541,133)
	650,508		(623,375)	27,133

Net income before extraordinary items, income tax and minority interest	3,285,036	223,670	(2,565,098)	943,610

Income tax expense		(39,142)		(39,142)

Loss from continuing operation	3,285,036	184,528	(2,565,098)	904,468

Income from discontinued operation			2,565,098	2,565,098

Extraordinary item Negative goodwill recognized as income	(1,000,000)			(1,000,000)

Net Loss	$2,285,036	$184,528	$	$2,469,566

Loss from continuing operations per share - basic and diluted				$(0.00)
Loss from discontinued operations per share – basic and diluted				(0,01)
Income from extraordinary item per share - basic and diluted				$0.00

Net loss per share – basic and diluted				$(0.1)
Basic and diluted common shares				248,675,786

NOTE 1	BASIS OF PRESENTATION

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

On March 23, 2006, Zhong Yi (Hong Kong) C.P.A. Company Limited (“Zhong Yi”) resigned as the independent registered public accounting firm for the Company. Zhong Yi had been engaged on February 16, 2006 as the independent registered public accounting firm to audit the consolidated financial statements of the Company for the year ended December 31, 2005. Zhong Yi was not credentialed to practice accounting before the Commission, but it had an application to be admitted pending with the Commission since November of 2005. Zhong Yi determined that it may not be credentialed in time and may not be able to finish and submit its audit report to the Commission in connection with the filing of the Annual Report on Form 10-KSB for the year ended December 31, 2005. As a result, Zhong Yi chose to resign in order to give the Company an opportunity to engage a credentialed auditing firm. The draft report of Zhong Yi on the audited consolidated financial statements for the past fiscal year contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except for an explanatory paragraph relating to the Company’s ability to continue as a “going concern.” Zhong Yi’s tender of resignation was approved unanimously by the Board of Directors.

In connection with Zhong Yi’s review of the interim periods through March 23, 2006, there have been no disagreements between the Company and Zhong Yi on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Zhong Yi, would have caused Zhong Yi to make reference thereto in its review. Zhong Yi agreed with the foregoing statements in the letter that it was required to send to the Commission pursuant to Item 304 of Regulation S-B.

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

Annual Evaluation of Controls. As of the end of the period covered by this annual report on Form 10-KSB/A, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). This evaluation (“Evaluation”) was performed by our then Chief Executive Officer, Chi Ming Chan (our “CEO”), and our then Principal Financial Officer, Larry Wei Fan (our “CFO”). In addition, we have discussed these matters with our securities counsel.  In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation with respect to the effectiveness of our Disclosure Controls.

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

Disclosure Controls. Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Conclusions. Based upon the Evaluation, our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our CEO and CFO have concluded that our disclosure controls and procedures, as designed and described above, are effective at that reasonable assurance level to ensure that information required to be disclosed by the issuer in the reports it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure .and the Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter or fiscal year that has materially affected, or is reasonably likely to affect, our Internal Controls.

ITEM 8AT - Controls and Procedures

(a)           The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

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

(c)           There were no changes in the Company's internal control over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the last fiscal quarter of the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Backgrounds of Directors

Executive Directors

Mr. William Chi Hung Tsang, aged 46, is the President and Chairman of the Board of Directors of China World Trade Corporation. Mr. Tsang has more than 20 years of experience in real estate, business and trade development. Prior to joining the Company, Mr. Tsang was executive director of Goldlion Holdings Limited, a Hong Kong-listed company. He is currently also the Director of the China Overseas Friendship Association, Chairman of All China Youth Federation, Chairman of the Hong Kong Xi’an Trade Association, Vice Chairman of the Guangzhou Federation of Foreign Investors, and Vice Chairman of the Guangzhou Federation of Industry and Commerce.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB/A, any failure to comply therewith during the fiscal year ended December 2007. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

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

** Less than 1%
(1) Based on 49,565,923 shares outstanding as of December 31, 2007.

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

We entered into a relationship with respect to rent and related expenses with Guangzhou Goldlion City Properties Co., Ltd. and Guangzhou Cyber Strategy Limited in the approximate amount of $96,154, and Dimension Marketing Limited in the amount of $80,645. These amounts have been classified as current liabilities.The amounts due to related parties represent unsecured advances which are interest-free and repayable on demand.

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

Audit Fee. These are fees for professional services for the audit of the Company's annual financial statements, and for the review of the financial statements included in the Company's filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fee. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of the Company's financial statements.

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

INDEX TO EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description

14.1	Code of Ethics, incorporated by reference from Exhibit 14.1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Cheung Chi Ho, CEO *
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Hui Chi Kit, Principal Financial Officer *
32	Statement Required By 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002*.

   * Filed herewith.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 29, 2008

CHINA WORLD TRADE CORPORATION
By:	/s/ Cheung Chi Ho
Cheung Chi Ho, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Cheung Chi Ho	Chief Executive Officer	July 29, 2008
Cheung Chi Ho
/s/ Hui Chi Kit	Chief Financial Officer	July 29, 2008
Hui Chi Kit

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date
/s/ Tsun Sin Man Samuel	Chairman and Director	July 29, 2008
Tsun Sin Man Samuel
/s/ Wong Kin Yu	Chief Operating Officer and Director	July 29, 2008
Won Kin Yu
/s/ Carol Kwok	Director	July 29, 2008
Carol Kwok

/s/ Zeng Yang	Director	July 29, 2008
Zeng Yang