Form 10-Q
period 2008-06-30
UONLIVE CORP
filed 2008-08-14
CIK 1081834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b - 2 of the Exchange Act)   Yes ☐    No ☒

Commission File Number 0-26119

UONLIVE CORPORATION
(Exact name of Registrant as specified in its charter)

Nevada	87-0629754
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5/F, Guangdong Finance Building
88 Connaught Road West, Hong Kong
(Address of principal executive offices)

(011) (852) 2116-3560
(Registrant's telephone number)

China World Trade Corporation
(Former name, address and fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐   Accelerated Filer ☐   Non-accelerated Filer ☐   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes   No ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: June 30, 2008, 199,565,923 shares.

UONLIVE CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	3

Condensed Consolidated Statements of Operations And Comprehensive Loss for the six months ended March 31, 2008 and 2007 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (unaudited)	5

Condensed Consolidated Statements of Change in Stockholders’ Deficit (unaudited)	6

Notes to Condensed Consolidated Financial Statements	7 - 14

UONLIVE CORPORATION
(FORMERLY CHINA WORLD TRADE CORPORATION)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$177,770	$50,000
Accounts receivable, related party	-	10,250
Deferred tax asset	66,121	40,705

Total current assets	243,891	100,955

Non-current assets:
Intangible asset	166,559	166,534
Plant and equipment, net	224,132	212,508

Total non-current assets	390,691	379,042
TOTAL ASSETS	$634,582	$479,997

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$15,761	$20,000
Amount due to a shareholder	906,172	377,701
Amount due to a related company	-	57,656
Note payable to a shareholder	166,559	166,534

Total current liabilities	1,088,492	621,891
TOTAL LIABILITIES	1,088,492	621,891

Stockholders’ deficit:
Series A, Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized, 500,000 shares issued and out outstanding	500	500
Common stock, $0.001 par value; 200,000,000 shares authorized; 199,565,923 and 150,000,000 shares issued and outstanding	199,566	150,000
Accumulated deficit	(655,581)	(292,524)
Accumulated other comprehensive income	1,605	130

Total stockholders’ deficit	(453,910)	(141,894)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$634,582	$479,997

See accompanying notes to the condensed consolidated financial statements.

UONLIVE CORPORATION
(FORMERLY CHINA WORLD TRADE CORPORATION)
(UNAUDITED) CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months Ended June 30				Six Months Ended June 30
	2008		2007		2008		2007

Net Revenue, Related Party		$3,844		$2,560		$15,389		$2,560

Operating expense
Sales & Marketing		4,391		-		13,392		-
General & Administrative		220,456		41,994		341,018		41,995
Total Operating Expenses		224,847		41,994		354,410		41,995
Loss Before Income Taxes		(221,003)		(39,435)		(339,021)		(39,435)

Income Tax Benefit		(7)		-		25,430		-

Net Loss	$	(221,010)	$	(39,435)	$	(313,591)	$	(39,435)

Other Comprehensive Loss:
Foreign Currency Translation Gain		2,164		23		1,475		23
Comprehensive Loss	$	(218,846)	$	(39,412)	$	(312,116)	$	(39,412)

Net Loss Per Share - Basic & Diluted		$0.00		$0.00		$0.00		$0.00

Weighted Average Shares Outstanding - Basic & Diluted		199,565,923		150,000,000		199,565,923		150,000,000

See accompanying notes to the condensed consolidated financial statements.

UONLIVE CORPORATION
(FORMERLY CHINA WORLD TRADE CORPORATION)
(UNAUDITED) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

	Six months ended June 30,
	2008	2007

Cash flow from operating activities:
Net loss	$(313,591)	$(39,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,283	-
Deferred tax asset	(25,430)	-
Changes in operating assets and liabilities:
Accounts receivable, trade	10,260	(2,560)
Accrued Liabilities	(4,247)	19,199
Net cash used in operating activities	(305,725)	(22,795)

Cash flows from investing activities:
Purchase of intangible asset	-	(166,364)
Cash from reversed acquisition	100	-
Purchase of plant and equipment	(38,883)	(237,972)
Net cash used in investing activities	(38,783)	(404,336)

Cash flows from financing activities:
Amount due to a director	528,831	427,131
Amount due to related company	(57,711)	-
Net cash provided by financing activities	471,120	427,131

Effect of exchange rate change on cash and cash equivalents	1,158	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	127,770	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,000	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$177,770	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the condensed consolidated financial statements

UONLIVE CORPORATION
(FORMERLY CHINA WORLD TRADE CORPORATION)
(UNAUDITED) CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Series A Convertible Preferred stock		Common stock			Accumulated
	No. of shares	Amount	No. of shares	Amount	Accumulated deficit	other comprehensive income (loss)	Total stockholders’ deficit

Balance as of January 1, 2008	500,000	$500	150,000,000	$150,000	$(292,524)	$130	$(141,894)

Shares issued for reversed acquisition and	-	-	49,565,923	49,566	(49,466)	-	100

Loss for the period	-	-	-	-	(313,591)	-	(313,591)

Foreign currency translation adjustment	-	-	-	-	-	1,475	1,475

Balance as of June 30, 2008	500,000	$500	199,565,923	$199,566	$(655,581)	$1,605	$(453,910)

See accompanying notes to the condensed consolidated financial statements

UONLIVE CORPORATION
(FORMERLY CHINA WORLD TRADE CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”))

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

NOTE 2 – DESCRIPTION OF BUSINESS AND ORGANIZATION

China World Trade Corporation (“CWTD”) was incorporated under the laws of the State of Nevada on January 29, 1998 as Weston International Development Corporation. On July 28, 1998, the name was changed to Txon International Development Corporation. On September 15, 2000 CWTD changed to its existing name. CWTD acts as an investment holding company.

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

The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of the CWTD whereby PCL is deemed to be the accounting acquirer (legal acquiree) and CWTD to be the accounting acquiree (legal acquirer). The accompanying condensed consolidated financial statements are in substance those of PCL, with the assets and liabilities, and revenues and expenses, of CWTD being included effective from the date of stock exchange transaction. CWTD is deemed to be a continuation of the business of PCL. Accordingly, the accompanying consolidated financial statements include the following:

1.	the balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the accounting acquiree at historical cost;

2.
the financial position, results of operations, and cash flows of the accounting acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of stock exchange transaction.

On July 2, 2008, the proposal to amend the articles of incorporation to change the name of the corporation to Uonlive Corporation was approved by the action of a majority of all shareholders entitled to vote on the record date and by CWTD’s Board of Directors. CWTD desires to change its name to something that reflects its new business as a holding company for Uonlive Limited, and possibly other companies that may be acquired in the future by the company.

The Company and subsidiaries are hereinafter collectively referred to as the “Company”.

UONLIVE CORPORATION
(FORMERLY CHINA WORLD TRADE CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”))

NOTE 3 – GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of June 30, 2008, the Company had incurred a net loss of $313,591 and a stockholders’ deficit of $453,910. The continuation of the Company is dependent upon the continuing financial support of shareholders and obtaining short-term and long-term financing, generating significant revenue and achieving profitability. The actions involve certain cost-saving initiatives and growing strategies, including rapid promotion and marketing the radio program in the Hong Kong. As a result, the condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•	Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

•	Use of estimates

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

•	Basis of consolidation

The condensed consolidated financial statements include the financial statements of CWTD and its subsidiaries.

All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Accounts receivable

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

•	Plant and equipment

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

UONLIVE CORPORATION
(FORMERLY CHINA WORLD TRADE CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”))

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

•	Intangible assets

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

•	Impairment of long-lived assets

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

•	Revenue recognition

Revenue of the Company derives from the selling of advertising airtime to customers. Revenue is recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured.

Revenue from advertising sales is recognized in the period when the advertisement is broadcasted to the public.

•	Income taxes

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

UONLIVE CORPORATION
(FORMERLY CHINA WORLD TRADE CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”))

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

•	Earnings per share

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

•	Comprehensive loss

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

•	Foreign currencies translation

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

•	Fair value of financial instruments

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

•	Related parties

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

UONLIVE CORPORATION
(FORMERLY CHINA WORLD TRADE CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”))

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

•	Segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable segment.

•	Recently issued accounting pronouncements

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

UONLIVE CORPORATION
(FORMERLY CHINA WORLD TRADE CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”))

NOTE 5 – PLANT AND EQUIPMENT, NET

Plant and equipment consists of the followings:

	June 30, 2008	December 31, 2007

Office equipment	$23,629	$21,197
Computer and broadcasting equipment	260,064	223,606
	283,693	244,803
Less: accumulated depreciation	(59,561)	(32,295)

Net book value	$224,132	$212,508

Depreciation expense for the six months ended June 30, 2008 and 2007 was $27,283 and $0, respectively.

NOTE 6 – INTANGIBLE ASSET

	June 30, 2008	December 31, 2007

Broadcasting technology, at cost	$166,534	$166,534
Exchange translation difference	25	-

Broadcasting technology, at carrying value	$166,559	$166,534

For the six months ended June 30, 2008, management has determined that no impairments of intangible asset currently exist.

NOTE 7 – INCOME TAXES

The Company has operations in three tax jurisdictions: United States of America, British Virgin Island and Hong Kong. The Company generated an operating loss for the period ended June 30, 2008 and did not record income tax expense.

United States of America

CWTD is registered in the State of Nevada and is subject to the tax laws of United States of America. For the period ended March 31, 2008, there is no operation in the United States of America.

British Virgin Island

Under the current BVI law, the Company is not subject to tax on income.

UONLIVE CORPORATION
(FORMERLY CHINA WORLD TRADE CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”))

NOTE 7 – INCOME TAXES (CONTINUED)

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

The Company’s subsidiary, Uonlive was exempted from Hong King profits tax due to cumulative tax losses for the period ended June 30, 2008.

As of June 30, 2008, the Company has net deferred tax assets calculated at an expected rate of 17.5% of approximately $378,000 principally arising from net operating loss carry forwards for income tax purposes. The management of the Company determines that it is more likely that the Company will realize the benefit of the net deferred tax asset and has provided for deferred tax asset of $66,121.

NOTE 8 – CAPITAL TRANSACTION

On March 31, 2008, the Company completed a stock exchange transaction with the shareholders of PCL and issued a total of 150,000,000 shares of common stock and 500,000 shares of Series A convertible preferred stock.

As of June 30, 2008, the total number of issued and outstanding shares of preferred stock and common stock was 500,000 shares and 199,565,923 shares, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

(a)         Accounts receivable and sales – related party

For the six months ended June 30, 2008 and 2007, the Company earned sales revenue of $15,389 and $2,560, respectively. The sales revenue is generated from Dbtronix (Far East) Ltd., which was controlled by Mr. Samuel Tsun, a director and shareholder of the Company in a normal course of business. As of June 30, 2008, there was no ending balance in accounts receivable.

(b)         Amounts due to a related party

For the six months ended June 30, 2008 and 2007, the Company paid rent charges of $38,474 and $19,200, respectively, to a related company which is controlled by Mr. Samuel Tsun, a director and shareholder of the Company in a normal course of business.

(c)         Amounts due to a shareholder

For the six months ended June 30, 2008 and 2007, Mr. Samuel Tsun, a director and shareholder of the Company had made loans to the Company to cover operating expenses or operating deficiencies. As of June 30, 2008 and 2007, the balance due to a shareholder is $906,172 and 377,701, respectively,  which was unsecured, interest free and has no fixed repayment term.

(d)         Note payable to a shareholder

As of June 30, 2008, the balance due to a shareholder is $166,559, which was unsecured, interest free and has no fixed repayment term.

UONLIVE CORPORATION
(FORMERLY CHINA WORLD TRADE CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”))

NOTE 10 – CONCENTRATION OF RISKS

The Company is exposed to the followings concentrations of risk:

(a)         Major customers

For the period ended June 30, 2008, 100% of the Company’s assets were located in Hong Kong and 100% of the Company’s revenues were derived from a single customer located in Hong Kong. As of June 30, 2008, there is no Trade Receivable outstanding.

(b)         Major vendors

For the period ended June 30, 2008, there is no vendor who accounts for 10% or more of the cost of revenue.

(c)         Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

(d)         Exchange rate risk

The reporting currency of the Company is U. S. dollar, to date the majority of the revenues and costs are denominated in Hong Kong dollar (HKD) and a significant portion of the assets and liabilities are denominated in HKD. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and HKD. If RMB depreciates against US$, the value of HKD revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

NOTE 11 – OPERATING LEASE COMMITMENT

The Company leased an office premise under a non-cancelable operating lease agreement for a term of 1 year, due March 31, 2009. The annual lease payment is approximately $77,000.

Costs incurred under this operating lease are recorded as rent expense and totaled approximately $38,474 for the six months ended June 30, 2008.

As of June 30, 2008, future minimum annual operating lease payments are approximately $38,500.

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

Our revenue model is to (1) sell air-time or spot time to customers in different time section. A tailor made package will be designed for different customer. Normally, a package may contain a number of appearing time with a time frame of, say, 30 seconds, (2) to sell banner advertisement in our website. We planned to have eight banner for this year for customers to place their advertisement. (2) to sell title sponsor to customer for each program.

The management believes that Uonlive has a niche market in the online radio industry in Hong Kong and Mainland China. The prospect for this industry is enormous with potential high margin. Uonlive is the pioneer in this market and hopefully it will be the leader and taking the largest market share in the coming years.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated Financial Statements of the Company for the three-month period ended June 30, 2008 and 2007 and related notes thereto.

THREE-MONTH PERIOD ENDED JUNE 30, 2008 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2007

Operating Revenue

We recorded a total of $3,844 consolidated revenue for the quarter ended June 30, 2008 compared to $2,560 for the same corresponding period in 2007, an increase of 50.16%.  The increase was mainly due to the increased sales to the customers while our operation was started by the end of April 2007 with only less than 2 months of operation for the period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended June 30, 2008 increased by $182,853 to $224,847, or 5,849% of the total revenue, which consisted of approximately $4,390 or 114.2% of revenue, for sales and marketing expenses and approximately $220,500 or 5,735% of revenue, accounted for general and administrative expenses. The increase of selling, general and administrative expense was mainly due to the result of our opening of business on April 2007.  The general and administrative expense included approximately $46,500 of salaries paid; approximately $19,200 of rental expense; approximately $7,400 of consultancy fee and approximately $66,900 of computer system maintenance expense.

Impairment and Depreciation

During the quarter, we incurred approximately $14,400 for the depreciation expenses comparing to nil for the same corresponding period in 2007.

Net Loss/ Comprehensive income (loss)

We incurred a net loss of approximately $221,000 for the quarter ended June 30, 2008 as compared to the net loss in the amount of approximately $39,400 for the same corresponding period in year 2007, an increase of approximately $181,600.  The increase was mainly due to higher administrative expenses especially the increase in the computer system maintenance and programming which accounted for approximately $66,900.

During the three-month period ended June 30, 2008, we recorded a comprehensive income of approximately $2,200 from foreign currency translation comparing to a minimal gain for the same corresponding period in the year 2007.

SIX-MONTH PERIOD ENDED JUNE 30, 2008 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2007

Operating Revenue

We recorded a total of $15,389 consolidated revenue for the period ended June 30, 2008 compared to $2,560 for the same corresponding period in 2007, an increase of 50.11%.  The increase was mainly due to the increased sales to the customers and operation started from April 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the period ended June 30, 2008 increased by $312,415 to $354,410, or 2,303% of the total revenue, which consisted of approximately $13,390 for sales and marketing expenses or 87.0% of revenue and approximately $341,000 or 2,216% of revenue, accounted for general and administrative expenses.  The increase of selling, general and administrative expense was mainly due to the result of our opening of business on April 2007.  The general and administrative expense included approximately $69,100 of salaries expenses; approximately $38,400 of rental expense; approximately $66,400 of consultancy fee and approximately $81,200 of computer system maintenance expense.

Impairment and Depreciation

During the quarter, we incurred approximately $14,400 for the depreciation expenses.

Net Loss/ Comprehensive Income (loss)

We incurred a net loss of approximately $313,600 for the period ended June 30, 2008, an increase of approximately $274,100 from the corresponding period in the year 2007.  The increase was mainly due to higher administrative expenses incurred during the period comparing the business was opened at the end of April 2007.

We accounted for a comprehensive income of approximately $1,500 for the period ended June 30, 2008 comparing to a minimal comprehensive income for the same corresponding period in the year of 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, cash and cash equivalents totaled $177,770 as compared to June 30, 2007 of nil, an increase of approximately $177,800.  This increase in cash position in the amount of approximately 177,800 was the result of a combination of net cash used in operating activities in the amount of approximately $305,700 and net cash used in investing activities in the amount of approximately $38,800; off-setting by net cash provided by financing activities in the amount of approximately $471,100.  The net cash used in operating activities was mainly a combination of the operating loss of approximately $313,600 and a depreciation of approximately $27,300.  Net cash used in investing activities was the result in the increase of purchase of plant and equipment in the amount of approximately $39,000. One of our directors has provided cash of approximately $528,800 which leaded to the increase of net cash provided by financing activities.

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

The Company relies heavily on the services of Cheung Chi Ho, the Chief Executive Officer, and the services of Hui Chi Kit, the Chief Financial Officer, as well as several other senior management personnel.  Loss of the services of any of such individuals would adversely impact other Company’s operations.  In addition, the Company believes that its technical personnel represent a significant asset and provide the Company with a competitive advantage over many of the Company’s competitors.  The Company believes that its future success will depend upon its ability to retain these key employees and its ability to attract and retain other skilled financial, engineering, technical and managerial personnel.  For example, the Company presently does not have any directors or officers experienced with public company SEC reporting and financial reporting requirements and the Company will be required to engage such persons, and independent directors, in order to satisfy the quotation standards of the Over the Counter Bulletin Board on which the Company’s common stock is traded (not currently required by OTCBB or SEC).  In addition, as a result of failure to engage qualified personnel the Company may be unable to meet its responsibilities as a public reporting company under the rules and regulations of the SEC.  None of the Company’s key personnel are party to any employment agreements.  The Company does not currently maintain any “key man” life insurance with respect to any of such individuals.

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

Most online radio stations use short message system or SMS messages to communicate between the audience and host, and this system lacks creativity. As an example of the problem, we have operated over 50 DJs who were communicating with different audiences at one time. We are trying to develop online chatting tools for better communication and more creativity, although there is no assurance that we will be successful in our endeavors.

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

ITEM 4(A)T – INTERNAL CONTROL OVER FINANCIAL REPORTING

(a)       The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2008.

(b)       This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this quarterly report.

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

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 4, 2008, the Board of Director and majority shareholders by written consent approved a change of name of the corporation from China World Trade Corporation to Uonlive Corporation.  A Certificate of Amendment was filed with the Nevada Secretary of State on August 1, 2008 and the change of name became effective.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Company's Chief Executive Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)           Reports on Form 8-K

8-K	Super 8-K filed on April 4, 2008

8-K	Change in certifying accountants filed on May 5, 2008

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UONLIVE CORPORATION
(Registrant)

August 14, 2008	/s/ Cheung Chi Ho
Cheung Chi Ho
Chief Executive Officer and Director
(Principal Executive Officer)

August 14, 2008	/s/ Hui Chi Kit
Hui Chi Kit
Chief Financial Officer
(Principal Financial and Accounting Officer)