Form 10KSB/A
period 2007-12-31
UONLIVE CORP
filed 2008-08-27
CIK 1081834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 2

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to _________

Commission file number 000-26119

UONLIVE CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0629754 (IRS Employer Identification No.)

5/F, Guangdong Finance Building
88 Connaught Road West
Hong Kong
(Address of principal executive offices)

852-2116-3560
(Issuer's telephone number)

CHINA WORLD TRADE CORPORATION
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

The Registrant is filing this Amendment No. 2 to its Form 10-KSB/A for the fiscal year ended December 31, 2007, to amend Item 8A Controls and Procedures and to include the results of the Registrant’s assessment of internal control over financial reporting under “Item 8AT Internal Control Over Financial Reporting,” as of December 31, 2007, which information was inadvertently omitted from the Registrant’s original Form 10-KSB filing. Other than the sections entitled “Item 8A Controls and Procedures and Item 8AT Internal Control Over Financial Reporting,” all of the other sections of this Form 10-KSB/A2 remain the same as originally filed by the Registrant on March 31, 2008, and investors should review the Registrant's most recent periodic and current report filings for updated information on the operations and financial condition of the Registrant.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-KSB/A2 under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-KSB/A2. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-KSB/A2 that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

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

INTEREST INCOME / INTEREST EXPENSES

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

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Child, Van Wagoner & Bradshaw, PLLC, Independent Registered Public Accounting Firm	21

Consolidated Balance Sheet	22

Consolidated Statements of Operations and Comprehensive Income (Loss)	23 - 24

Consolidated Statement of Changes in Stockholders’ Equity	25

Consolidated Statements of Cash Flows	26 - 27

Notes to Consolidated Financial Statements	28 - 56

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

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Expressed in United States Dollar (“US$”), except for per share data)

	Years Ended
	December 31,
	2007	2006

Net loss from continuing operations before extraordinary item	(3,257,903)	(8,703,139)
Discontinued operations:
Loss from discontinued operations	(27,133)	(1,387,836)

Net loss before extraordinary item	(3,285,036)	(10,090,975)
Extraordinary item
Negative goodwill recognized as income	1,000,000	-

Net loss	(2,285,036)	(10,090,975)
Other comprehensive income
Unrealized holding gain arising for the period	(2,000,000)	(1,108,375)
Less: Reclassification adjustment for gains or losses included in net profit	-	357,125
Foreign currency translation adjustment arising during the period	(49,985)	35,472

Comprehensive loss	$(4,335,021)	$(10,806,753)

Loss from continuing operations per share of common stock - Basic and diluted	$(0.07)	$(0.25)
Loss from extraordinary income per share of common stock - Basic and diluted	$0.02)	$(0.00)
Total net loss per share of common stock - Basic and diluted	$(0.05)	$(0.29)
Weighted average number of shares of common stock outstanding	48,675,786	35,252,090

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

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

5.           ACQUSITION OF A SUBSIDIARY (CONTINUED)
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

	Years Ended
Carrying value of affiliates consists of the following:	December 31,
		Restated
	2007	2006
General Business Network (Holdings) Limited.
Carrying value at beginning of period	2,538,529	2,666,667
Equity in earnings during the period	2,604	128,138
Cash dividend received
Disposal during the period at carrying value	(2,541,133)
		-
Carrying value at end of period	-	2,538,529
CWT International Excursion Investment Limited
Carrying value at beginning of period	6,355,963	6,408,000
Equity in earnings during the period	147,920	52,037
Cash dividend received	-	-
Disposal during the period at carrying value	-	-
Carrying value at end of period	6,208,043	6,355,963

Carrying value in affiliates at end of period	6,208,043	6,355,963

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
Increase (decrease) in allowance for doubtful accounts to:
Guangzhou Cyber Strategy Limited	(i)	(73,600)	(17,389)
Guangdong WTC Link Information Services Ltd.	(ii)		15,525

Consultancy fee expenses to:
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

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.           RELATED PARTY TRANSACTIONS (CONTINUED)

(b)           Summary of related party transactions

		Years ended December 31,
	Notes	2007	2006
Rent and related expenses to:
Guangzhou Goldlion City Properties Co., Ltd.	(xvii)	290,928	231,068
Guangzhou Goldlion Environmental Technology Co., Ltd.	(xviii)	197,976	179,948

Personal guarantee granted from:
Mr. William Tsang		-	19,231
	Notes
Traveling expenses to:
Guangzhou Sanranxin Travel Ltd.	(xix)	-	115,553

Other expenses to:
Goldlion Holdings Ltd.	(xx)	-	1,362

Sponsorship donation to:
HK (Xian) Trade Association Ltd.	(xxi)	-	38,462

Notes:

(i)	As of December 31, 2007, the amount due from/to Guangzhou Cyber Strategy Limited is US$Nil.
(ii)	As of December 31, 2007, the amount due from Guangdong WTC Link Information Services Ltd, is US$Nil.
(iii)	As of December 31, 2007, the amount due to Beijing Wanlong Economic Consultancy Corporation Ltd. is US$61,525
(iv)	As of December 31, 2007, the amount due to Guangzhou City International Exhibition Co. is US$20,508
(v)	As of December 31, 2007, the amount due from/to Glory River Corporation is US$Nil.
(vi)	As of December 31, 2007, the amount due from/to Mr. Bernard Chan is US$Nil.
(vii)	As of December 31, 2007, the amount due from Ms. Huang Zehua is US$Nil.
(viii)	As of December 31, 2007, the amount due to Ms. Suo Hongxia is US$Nil.
(ix)	As of December 31, 2007, the amount due from Mr. Chen Dexiong is US$Nil.
(x)	As of December 31, 2007, the amount due from/to Mr. Ho Chi Kin is US$Nil.
(xi)	As of December 31, 2007, the amount due to Mr. William Tsang is US$1,282,047
(xii)	As of December 31, 2007, the amount due from/to Mr. Chan Chi Ming is US$Nil.
(xiii)	As of December 31, 2007, the amount due from/to Mr. John Hui is US$Nil.
(xiv)	As of December 31, 2007, the amount due from/to Mr. Luo Chao Ming is US$Nil.
(xv)	As of December 31, 2007, the amount due from/to Mr. Chen Zeliang is US$Nil.
(xvi)	As of December 31, 2007, the amount due from/to Ms.June Yang is US$Nil.
(xvii)	As of December 31, 2006, the amount due to Guangzhou Goldlion City Properties Co., Ltd. is US$2,730.
(xviii)	As of December 31, 2007, the amount due to Guangzhou Goldlion Environmental Technology Co., Ltd. is US$ Nil.
(xix)	As of December 31, 2007, the amount due from Guangzhou Sanranxin Travel Ltd. is US$Nil.
(xx)	As of December 31, 2007, the amount due to Goldlion Holdings Ltd. is US$Nil.
(xxi)	As of December 31, 2007, the amount due to HK (Xian) Trade association Ltd. is US$Nil.

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

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(b)
On February 27, 2004, the Company entered into an agreement with Xelex Inc. for consulting services provided. Apart from the consultancy fee expenses, an option to acquire 80,000 shares at an exercise price of US$1 per share was issued to Xelex Inc. The stock option was fully vested and became exercisable on September 1, 2004. On November 9, 2004, the option was fully exercised on a cashless basis. A total of 58,552 common stocks of the Company were issued

The fair value of this option, which is estimated by the Black-Scholes option pricing model, was US$3.89.  The additional expense was recognized in the preceding year consolidated statement of operations and the same amount was credited to the Company’s additional paid-in capital. The following weighted-average assumptions have been adopted in applying the Black-Scholes option pricing model:

Expected dividend yield	None
Risk-free interest rate	2.1%
Expected volatility	367%
Contractual life	2 years

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.           OPTIONS PLAN (CONTINUED)

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

CHINA WORLD TRADE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Annual Evaluation of Controls. As of the end of the period covered by this annual report on Form 10-KSB/A2, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). This evaluation (“Evaluation”) was performed by our then Chief Executive Officer, Chi Ming Chan (our “CEO”), and our then Principal Financial Officer, Larry Wei Fan (our “CFO”). In addition, we have discussed these matters with our securities counsel.  In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation with respect to the effectiveness of our Disclosure Controls.

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

Conclusions. Based upon the Evaluation, our disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our CEO and CFO have concluded that our disclosure controls and procedures, as designed and described above, are not effective at that reasonable assurance level to ensure that information required to be disclosed by the issuer in the reports it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure .and the Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter or fiscal year that has materially affected, or is reasonably likely to affect, our Internal Controls.

ITEM 8AT.                                Internal Control Over Financial Reporting

(a)           The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007, as a result of the identification of the material weakness described below.

The Company’s management has identified a material weakness in the effectiveness of internal control over financial reporting related to its inability to provide management’s annual report on internal control over financial reporting on a timely basis.

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

(c)           There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter of the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB/A2, any failure to comply therewith during the fiscal year ended December 2007. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

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

Item 12.                      Certain Relationships and Related Transactions

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

INDEX TO EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description

14.1	Code of Ethics, incorporated by reference from Exhibit 14.1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Cheung Chi Ho, CEO*

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Hui Chi Kit, Principal Financial Officer*

32	Statement Required By 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002*

   * Filed herewith.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 27, 2008

CHINA WORLD TRADE CORPORATION
By:	/s/ Cheung Chi Ho
Cheung Chi Ho, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cheung Chi Ho	Chief Executive Officer	August 27, 2008
Cheung Chi Ho

/s/ Hui Chi Kit	Chief Financial Officer	August 27, 2008
Hui Chi Kit

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date
/s/ Tsun Sin Man Samuel	Chairman and Director	August 27, 2008
Tsun Sin Man Samuel
/s/ Wong Kin Yu	Chief Operating Officer and Director	August 27, 2008
Won Kin Yu
/s/ Carol Kwok	Director	August 27, 2008
Carol Kwok

/s/ Zeng Yang	Director	August 27, 2008
Zeng Yang