Form 10-Q
period 2008-09-30
UONLIVE CORP
filed 2008-11-13
CIK 1081834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: September 30, 2008, 199,565,923 shares.

UONLIVE CORPORATION

Form 10-Q for the period ended September 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

UONLIVE CORPORATION (Formerly China World Trade Corporation) (Unaudited) Condensed Consolidated Financial Statements For The Nine months Ended September 30, 2008

UONLIVE CORPORATION
(FORMERLY CHINA WORLD TRADE CORPORATION)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

ASSETS

Current assets:
Cash and cash equivalents	$41,150	$50,000
Accounts receivable	3,861	10,250
Accounts receivable, related party	3,861	-
Deposits and other receivable	3,074	-
Deferred tax asset	40,887	40,705
Total current assets	92,833	100,955

Non-current assets:
Intangible asset, net	-	166,534
Plant and equipment, net	234,217	212,508

TOTAL ASSETS	$327,050	$479,997

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$7,000	$20,000
Amount due to a shareholder	975,727	377,701
Amount due to a related company	-	57,656
Note payable to a shareholder	167,280	166,534
Total current liabilities	1,150,007	621,891

TOTAL LIABILITIES	1,150,007	621,891

Commitments and contingencies

Stockholders’ deficit:
Series A, Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized, 500,000 shares issued and out outstanding	500	500
Common stock, $0.001 par value; 200,000,000 shares authorized; 199,565,923 and 150,000,000 shares issued and outstanding	199,566	150,000
Accumulated deficit	(1,020,041)	(292,524)
Accumulated other comprehensive (loss) income	(2,982)	130
Total stockholders’ deficit	(822,957)	(141,894)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$327,050	$479,997

See accompanying notes to the condensed consolidated financial statements.

UONLIVE CORPORATION
(FORMERLY CHINA WORLD TRADE CORPORATION)
CONDENSED CONSOLIDATED STATEMENT OF
OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

REVENUE, NET
Related party	$3,847	$3,841	$11,541	$6,401
Non-related party	3,846	-	11,541	-
Total revenue, net	7,693	3,841	23,082	6,401

COST OF REVENUE	1,404	-	1,404	-

GROSS PROFIT	6,289	3,841	21,678	6,401

Operating expenses:
Sales and marketing	1,917	4,353	15,309	4,353
Impairment charge on intangible asset	166,673	-	166,673	-
General and administrative	176,729	65,779	517,747	115,705
Total operating expenses	345,319	70,132	699,729	120,058

LOSS BEFORE INCOME TAXES	(339,030)	(66,291)	(678,051)	(113,657)

Income tax expense	-	-	-	-

NET LOSS	$(339,030)	$(66,291)	$(678,051)	$(113,657)

Other comprehensive loss:
- Foreign currency translation loss	(4,587)	(539)	(3,112)	(513)

COMPREHENSIVE LOSS	$(343,617)	$(66,830)	$(681,163)	$(114,170)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – Basic and diluted	199,565,923	150,000,000	199,565,923	150,000,000

See accompanying notes to the condensed consolidated financial statements.

UONLIVE CORPORATION
(FORMERLY CHINA WORLD TRADE CORPORATION)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended September 30,
	2008	2007

Cash flow from operating activities:
Net loss	$(678,051)	$(113,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	41,870	19,940
Impairment charge on intangible asset	166,673	-
Changes in operating assets and liabilities:
Accounts receivable	2,565	(6,401)
Deposits and other receivables	(3,063)	-
Accounts payable and accrued liabilities	(13,017)	-
Amount due to a related company	(57,704)	38,406
Net cash used in operating activities	(540,727)	(61,712)

Cash flows from investing activities:
Purchase of plant and equipment	(62,552)	(244,290)
Payment to technical know-how	-	(166,399)
Net cash used in investing activities	(62,552)	(410,689)

Cash flows from financing activities:
Advances from a shareholder	594,172	472,401
Net cash provided by financing activities	594,172	472,401

Effect of exchange rate change on cash and cash equivalents	257	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,850)	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,000	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,150	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the condensed consolidated financial statements

UONLIVE CORPORATION
(FORMERLY CHINA WORLD TRADE CORPORATION)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Series A Convertible Preferred stock		Common stock			Accumulated other	Total
	No. of Shares	Amount	No. of shares	Amount	Accumulated deficit	comprehensive income (loss)	stockholders’ deficit

Balance as of January 1, 2008	500,000	$500	150,000,000	$150,000	$(292,524)	$130	$(141,894)

Shares issued for reverse acquisition	-	-	49,565,923	49,566	(49,466)	-	100

Loss for the period	-	-	-	-	(678,051)	-	(678,051)

Foreign currency translation adjustment	-	-	-	-	-	(3,112)	(3,112)

Balance as of September 30, 2008	500,000	$500	199,565,923	$199,566	$(1,020,041)	$(2,982)	$(822,957)

See accompanying notes to the condensed consolidated financial statements

UONLIVE CORPORATION
(FORMERLY CHINA WORLD TRADE CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of December 31, 2007, which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2007.

NOTE 2 - DESCRIPTION OF BUSINESS AND ORGANIZATION

Uonlive Corporation (“UOLV” or the “Company”) was incorporated under the laws of the State of Nevada on January 29, 1998 as Weston International Development Corporation. On July 28, 1998, the name was changed to Txon International Development Corporation. On September 15, 2000, the Company changed to its company name to China World Trade Corporation. On August 1, 2008, the Company further changed its name to Uonlive Corporation.

On March 28, 2008, UOLV and Mr. William Tsang, the Chairman and President of UOLV entered into the Exchange Agreement with Parure Capital Limited (“PCL”) and the shareholders of PCL. PCL was incorporated in British Virgin Island (“BVI”) on November 21, 2007 with the authorized, issued and outstanding common stock of 50,000 shares at par value of $1 per share. Its principal activity is investment holding in Uonlive Limited (“Uonlive”). Uonlive was incorporated as a limited liability company in Hong Kong on April 17, 2007. Its principal activity is the provision of online multimedia and advertising service and the operation of an online radio station in Sheung Wan, Hong Kong. All the operations and assets of Uonlive are located in Hong Kong.

On March 30, 2008, UOLV completed a stock exchange transaction with the shareholders of PCL, whereby 150,000,000 shares of the Company’s common stock and 500,000 shares of Series A Convertible Preferred Stock were issued to the shareholders of PCL in exchange for 100% of the ownership interest in PCL. As a result of the stock exchange, PCL and Unolive became wholly-owned subsidiaries of the Company and the former shareholders of PCL own 75.2% of the issued and outstanding common stock of the Company.

At the same closing date, the Company consummated the disposal of all of its subsidiaries to Top Speed Technologies Limited, which was controlled by Mr. William Tsang, the Chairman and President of UOLV in consideration of cancellation of indebtedness owed by UOLV to Mr. William Tsang, the Chairman and President of UOLV. This disposal transaction was assumed to be completed as of the beginning of the periods presented in the accompanying condensed consolidated financial statements.

Also in connection with this stock exchange, UOLV appointed three new directors, Mr. Tsun Sin Man Samuel, Mr. Cheung Chi Ho and Mr. Wong Kin Yu, to the Company’s Board of Directors. Furthermore, concurrent with the closing of this transaction, all of the Company’s former officers resigned from their positions and Mr. Tsun Sin Man Samuel was appointed as the Chairman, Mr. Cheung Chi Ho as new chief executive officer, Mr. Wong Kin Yu as the new chief operating officer.

The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of the UOLV whereby PCL is deemed to be the accounting acquirer (legal acquiree) and UOLV to be the accounting acquiree (legal acquirer). The accompanying condensed consolidated financial statements are in substance those of PCL, with the assets and liabilities, and revenues and expenses, of UOLV being included effective from the date of stock exchange transaction. UOLV is deemed to be a continuation of the business of PCL. Accordingly, the accompanying consolidated financial statements include the following:

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

The Company and subsidiaries are hereinafter collectively referred to as the “Company.”

UONLIVE CORPORATION
(FORMERLY CHINA WORLD TRADE CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 3 - GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of September 30, 2008, the Company had incurred a net operating loss of $678,051 and a stockholders’ deficit of $1,020,041. The continuation of the Company is dependent upon the continuing financial support of shareholders and obtaining short-term and long-term financing, generating significant revenue and achieving profitability. The actions involve certain cost-saving initiatives and growing strategies, including rapid promotion and marketing the radio program in Hong Kong. As a result, the condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

●	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the period reported. Actual results may differ from these estimates.

●	Basis of consolidation

The condensed consolidated financial statements include the financial statements of UOLV and its subsidiaries.

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

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Depreciable life
Furniture, fittings and office equipment	5 years
Computer and broadcasting equipment	5 years

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

UONLIVE CORPORATION
(FORMERLY CHINA WORLD TRADE CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

●	Intangible asset

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

Long-lived assets primarily include plant and equipment and intangible asset. In accordance with the Statement of Financial Accounting Standard ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. For the period ended September 30, 2008, the Company made an impairment charge of $166,673 to the statement of operations relating to online radio broadcasting technology.

●	Revenue recognition

The Company derives revenues from the sale of advertising airtime to customers. Revenue is recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured.

●	Income taxes

The Company accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statement of operations and comprehensive (loss) income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

The Company also adopts Financial Accounting Standards Board ("FASB") Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes" and FSP FIN 48-1, which amended certain provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In connection with the adoption of FIN 48, the Company analyzed the filing positions in all of the federal, state and foreign jurisdictions where the Company and its subsidiaries are required to file income tax returns, as well as all open tax years in these jurisdictions. The Company adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the period ended September 30, 2008.

The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

UONLIVE CORPORATION
(FORMERLY CHINA WORLD TRADE CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

●	Net loss per share

The Company calculates net loss per share in accordance with SFAS No. 128, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations.

The reporting currency of the Company is the United States dollars ("US$") and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company’s subsidiaries in Hong Kong maintain their books and record in their local currency, Hong Kong Dollars ("HK$"), which is functional currencies as being the primary currency of the economic environment in which their operations are conducted.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with SFAS No. 52, “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ deficit.

●	Fair value of financial instruments

The Company values its financial instruments as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The estimated fair value amounts have been determined by the Company, using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

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

UONLIVE CORPORATION
(FORMERLY CHINA WORLD TRADE CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company believes that SFAS No. 141R should not have a material impact on the consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS No. 160 should not have a material impact on the financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

Also in May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Company does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

Also in June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations and does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

UONLIVE CORPORATION
(FORMERLY CHINA WORLD TRADE CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 5 - PLANT AND EQUIPMENT, NET

Plant and equipment consists of the followings:

	September 30, 2008	December 31, 2007

Furniture, fitting and office equipment	$53,465	$21,197
Computer and broadcasting equipment	254,003	223,606
Exchange translation difference	1,212	-
	308,680	244,803
Less: accumulated depreciation	(74,170)	(32,295)
Less: exchange translation difference	(293)	-

Net book value	$234,217	$212,508

Depreciation expense for the three and nine months ended September 30, 2008 was $14,587 and $41,870, respectively.

Depreciation expense for the three and nine months ended September 30, 2007 was $12,008 and $19,940, respectively.

NOTE 6 - INTANGIBLE ASSET, NET

	September 30, 2008	December 31, 2007

Broadcasting technology, at cost	$166,534	$166,534
Exchange translation difference	746	-
	167,280	166,534

Less: exchange translation difference	(607)	-
Less: impairment charge	(166,673)	-

Broadcasting technology, at carrying value	$-	$166,534

For the nine months ended September 30, 2008, the Company tested for impairment in accordance with the SFAS No. 142. Based on the results of the Company's discounted cash flows calculation, the Company evaluated whether or not there was an impairment loss by comparing the fair value of the intangible asset to its carrying value.

Since the carrying value of the intangible asset exceeded its fair value, the Company recognized an impairment charge of $166,673 at September 30, 2008.

UONLIVE CORPORATION
(FORMERLY CHINA WORLD TRADE CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 7 - INCOME TAXES

The Company generated an operating loss for the period ended September 30, 2008 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

United States of America

UOLV is registered in the State of Nevada and is subject to the tax laws of United States of America and has no operation for the period ended September 30, 2008.

British Virgin Island

Under the current BVI law, the Company’s subsidiary, PCL is not subject to tax on income.

Hong Kong

The Company’s subsidiary, Uonlive is subject to the statutory tax rate of 17.5% based on the estimated taxable income earned in or derived from Hong Kong during the period, if applicable, under the Hong Kong profits tax law. Deferred tax, where applicable, is provided under the liability method at the rate of 17.5% during the period, being the effective Hong Kong statutory income tax rate applicable to the ensuing financial year, on the difference between the financial statement and income tax bases of measuring assets and liabilities.

The following table sets forth the significant components of the aggregate net deferred tax (liabilities) and assets of the Company as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Deferred tax liabilities:
Plant and equipment	$(40,783)	$-

Deferred tax assets:
Net operating loss carryforward	151,070	40,705
Less: valuation allowance	(69,410)	-

Net deferred tax assets	$40,877	$40,705

As of September 30, 2008 and 2007, a valuation allowance of $69,410 and $0 was provided to the deferred tax assets due to the uncertainty surrounding their realization.

NOTE 8 - CAPITAL TRANSACTION

On March 31, 2008, the Company completed a stock exchange transaction with the shareholders of PCL and issued a total of 150,000,000 shares of common stock and 500,000 shares of Series A convertible preferred stock.

As of September 30, 2008, the total number of issued and outstanding shares of preferred stock and common stock was 500,000 shares and 199,565,923 shares, respectively.

UONLIVE CORPORATION
(FORMERLY CHINA WORLD TRADE CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 9 - RELATED PARTY TRANSACTIONS

(a)         Accounts receivable and sales – related company

For the nine months ended September 30, 2008, the Company earned sales revenue of $11,541 from Dbtronix (Far East) Ltd., which was controlled by Mr. Samuel Tsun, a director and shareholder of the Company in a normal course of business.

As of September 30, 2008, accounts receivable from a related party was amounted to $3,861.

(b)         Amounts due to a shareholder

For the nine months ended September 30, 2008 and 2007, Mr. Samuel Tsun, a director and shareholder of the Company made an advance to the Company for the use of working capital.

As of September 30, 2008, the balance due to a shareholder is $975,727 which was unsecured, interest free and has no fixed repayment term.

(c)         Amounts due to a related company

For the nine months ended September 30, 2008, the Company paid rent charges of $57,704 to a related company which is controlled by Mr. Samuel Tsun, a director and shareholder of the Company in a normal course of business. As of September 30, 2008, there is no balance due to a related company.

(d)         Note payable to a shareholder

As of September 30, 2008, the balance due to a shareholder is $167,280 which was unsecured, interest free with no fixed repayment term.

NOTE 10 - CONCENTRATIONS OF RISK

The Company is exposed to the followings concentrations of risk:

(a)         Major customers

For the period ended September 30, 2008, the customer who accounts for 10% or more of revenue of the Company is presented as follows:

	Period ended September 30, 2008
	Revenue	Percentage of revenue	Accounts receivable

Customer A	11,541	50%	3,861
Customer B	7,694	33%	-
Customer C	3,847	17%	3,861

Total:	$23,082	100%	$7,722

For the period ended September 30, 2007, 100% of the Company’s revenue was derived from a related party.

(b)         Major vendors

For the period ended September 30, 2008, there is no vendor who account for 10% or more of the cost of service.

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

UONLIVE CORPORATION
(FORMERLY CHINA WORLD TRADE CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 11 - OPERATING LEASE COMMITMENT

 The Company leased an office premise under a non-cancelable operating lease agreement for a term of 1 year, due September 30, 2009. The annual lease payment is $76,940.

Costs incurred under this operating lease are recorded as cost of revenue and rent expense and totaled approximately $1,404 and $56,300 respectively for the period ended September 30, 2008. As of September 30, 2008, future minimum annual operating lease payments are $38,470.

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

OVERVIEW

The predecessor of China World Trade Corporation was incorporated in the State of Nevada on January 29, 1998 under the name Txon International Development Corporation to conduct any lawful business, to exercise any lawful purpose and power, and to engage in any lawful act or activity for which corporations may be organized under the General Corporation Laws of Nevada.  On August 1, 2008, the Company changed its name to Uonlive Corporation.

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

Our objective is to develop and provide diversified programming that has an upbeat message for anyone who listens. We will use advanced technologies to provide a variety of interactive channels through a Multimedia Communication Platform to give the audience impressive and fun radio shows.

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

Our development strategies include opening up new channels, attracting more members, strengthening and diversifying online programs, selling or renting our channels, attempting to develop a “U outlet”, and later attempting co-operation with Karaoke, and developing a voice-ecard for our stations. Uonlive will also sell its commercial products to users through its multimedia communication platform. It hopes to set up a team to source products in Guangdong Province, China and market the product on the website. Lastly, Uonlive will try another model allowing users to call up and record a message and leave it on the website so that other people listen to them (thereby setting up a sound recording library).

Our objective is to develop and provide diversified programming that has an upbeat message for anyone who listens. We will use advanced technologies to provide a variety of interactive channels through a Multimedia Communication Platform to give the audience impressive and fun radio shows.

Our revenue model is to (1) sell air time or spot time to customers in different time sections with a tailor made package to be designed for each customer, which package may contain a number of air or spot times with a time frame of, say, 30 seconds, (2) to sell title sponsorships to customers for each program, and (3) to sell banner advertisements on our website. We planned to have eight banners this year for customers to place their advertisements.

Management believes that Uonlive has a niche market in the online radio industry in Hong Kong and Mainland China. The prospect for this industry is enormous with high margin potential. Uonlive is the pioneer in this market and hopes to be the leader, taking the largest market share in the coming years.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated Financial Statements of the Company for the three-month period ended September 30, 2008 and 2007 and related notes thereto.

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2008 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2007

Operating Revenue

We recorded a total of $7,693 consolidated revenue for the quarter ended September 30, 2008 compared to $3,841 for the same corresponding period in 2007.  The revenue came from two different clients, which is a 100% increase compared to the period ended September 30, 2007.  The increase was mainly due to our operation having started and new customers have been brought in during the year 2008.  The consolidated gross profit for the quarter ended September 30, 2008 recorded at approximately $6,300, which accounted for 81.7% of total revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended September 30, 2008 increased to $345,319 from $70,132 in the corresponding period of 2007, or 4,489% of the total revenue, which consisted of $1,917, or 24.9% of revenue, for sales and marketing expenses and $176,729, or 2,297% of revenue, accounted for general and administrative expenses. The increase of selling, general and administrative expense was mainly due to the result of our growing business.  The general and administrative expense included approximately $39,700 of salaries paid, approximately $17,800 of rental expense and approximately $48,600 of consulting fees.

Impairment and Depreciation

During the quarter, we incurred $14,587 of depreciation expenses and $166,673 of impairment charges relating to online radio technology compared to $12,008 and $0 for the same corresponding period in 2007.

Net Loss/Comprehensive loss

We incurred a net loss of $339,030 for the quarter ended September 30, 2008 as compared to $66,291 for the same corresponding period in the year 2007.

During the three-month period ended September 30, 2008, we recorded a comprehensive loss of $343,617 from foreign currency translation compared to $66,830 for the same corresponding period in the year 2007.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2008 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2007

Operating Revenue

We recorded a total of $23,082 consolidated revenue for the nine-month period ended September 30, 2008 compared to $6,401 for the same corresponding period in 2007. The increase was mainly due to our operation having started and new customers have been brought in during the year 2008.  The consolidated gross profit for the nine-month period ended September 30, 2008 recorded at approximately $21,600, which accounted for 93.9% of total revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine-month period ended September 30, 2008 increased to $699,729 from $120,058 in the corresponding period of 2007, or 3,031% of the total revenue, which consisted of $15,309 for sales and marketing expenses or 66.3% of revenue and $517,747, or 2,243% of revenue, accounted for general and administrative expenses.  The general and administrative expense included approximately $109,000 of salaries expenses, approximately $56,300 of rental expense, approximately $115,000 of consulting fees and approximately $81,200 of computer system maintenance expense.

Impairment and Depreciation

During the nine-month period ended September 30, 2008, we incurred $41,870 of depreciation expenses and $166,673 of impairment charges relating to online radio technology compared to $19,940 and $0 for the same corresponding period in 2007.

Net Loss/Comprehensive Loss

We incurred a net loss of $678,051 for the nine-month period ended September 30, 2008, comparing to $113,657 for the corresponding period in the year 2007.

We accounted for a comprehensive loss of $681,163 for the nine-month period ended September 30, 2008 comparing to $114,170 for the same corresponding period in the year of 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, cash and cash equivalents totaled $41,150 as compared to $0 on September 30, 2007.  The result of the cash and cash equivalent was a combination of net cash used in operating activities in the amount of $540,727 and net cash used in investing activities in the amount of $62,552; off-setting by net cash provided by financing activities in the amount of $594,172.  The net cash used in operating activities was mainly a combination of an operating loss of $511,378 and a depreciation of $41,870.  Net cash used in investing activities was the result of the increase in purchase of plant and equipment in the amount of approximately $62,500. One of our directors has provided cash of approximately $594,100, which lead to the increase of net cash provided by financing activities.

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

As of December 31, 2007, the Company had cash and cash equivalents on hand in the amount of approximately $50,000 (audited).   The Company predicts that it will need approximately $3 million to implement its business plan and meet its capital expenditure needs over the next three years.  The Company currently does not have any arrangements for additional financing and it may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the Company’s products, production costs, the availability of credit, prevailing interest rates and the market prices for the Company’s common stock.

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

Risks Relating to the Share Exchange

The Company’s Chairman, Tsun Sin Man Samuel beneficially owns 60.1% of the Company’s outstanding common stock, which gives him control over certain major decisions on which the Company’s stockholders may vote, which may discourage an acquisition of the Company.

As a result of the Share Exchange, most of management of the Company do not beneficially own any of the Company’s outstanding common stock at this point in time, and one of the Company’s directors beneficially owns 60.1% of the Company’s outstanding shares.  The interests of this director may differ from the interests of other stockholders.  As a result, this director will have the right and ability to control virtually all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders may vote, including the following actions:

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

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies.  As a public entity, the Company expects these new rules and regulations to increase compliance costs in 2008and beyond and to make certain activities more time consuming and costly.  As a public entity, the Company also expects that these new rules and regulations may make it more difficult and expensive for the Company to obtain director and officer liability insurance in the future and it may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for the Company to attract and retain qualified persons to serve as directors or as executive officers.

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

There is currently no liquid trading market for the Company’s common stock. The Company cannot predict how liquid the market for the Company’s common stock might become. The Company’s common stock is currently approved for quotation on the OTC Bulletin Board trading under the symbol of UOLV. The Company currently does not satisfy the initial listing standards, and cannot ensure that it will be able to satisfy such listing standards on a higher exchange, or that its common stock will be accepted for listing on any such exchange. Should the Company fail to satisfy the initial listing standards of such exchanges, or its common stock be otherwise rejected for listing and remain on the OTC Bulletin Board or be suspended from the OTC Bulletin Board, the trading price of the Company’s common stock could suffer, the trading market for the Company’s common stock may be less liquid and the Company’s common stock price may be subject to increased volatility.

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

Article X of the Company’s By-Laws provides, among other things, that a director, officer, employee or agent of the corporation may be indemnified against expenses (including attorneys’ fees inclusive of any appeal), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such claim, action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company, and with respect to any criminal action or proceeding, he had no reasonable cause to believe that his conduct was unlawful.

The effect of these provisions may be to eliminate the rights of the Company and its stockholders (through stockholder derivative suits on behalf of the Company) to recover monetary damages against a director, officer, employee or agent for breach of fiduciary duty.

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

ITEM 4(A)T – INTERNAL CONTROL OVER FINANCIAL REPORTING

(a)       The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2008.

(b)       This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this quarterly report.

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

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Company's Chief Executive Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)           Reports on Form 8-K

8-K	8-K dated September 29, 2008 and filed on October 3, 2008 to change auditors

8-K	8-K dated July 28, 2008 and filed on August 1, 2008 for departure and appointment of officers

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UONLIVE CORPORATION
(Registrant)

November 14, 2008	/s/ Cheung Chi Ho
Cheung Chi Ho
Chief Executive Officer and Director
(Principal Executive Officer)

November 14, 2008	/s/ Hui Chi Kit
Hui Chi Kit
Chief Financial Officer
(Principal Financial and Accounting Officer)