Form 10-K
period 2008-12-31
UONLIVE CORP
filed 2009-03-30
CIK 1081834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________.

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
Common Stock, par value $.001 per share

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    Accelerated filer    Non-accelerated filer    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes  No ☒

Aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant at December 31, 2008, computed by reference to the closing price of $0.004 per share as December 31, 2008:  $111,000

As of December 31, 2008, there were outstanding 199,565,923 shares of the issuer's common stock, par value $.001.

PART I

Item 1. Business

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussion under "Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this Form 10-K. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

History of Our Company

We were incorporated in the State of Nevada on January 29, 1998 under the name Txon International Development Corporation to conduct any lawful business, to exercise any lawful purpose and power, and to engage in any lawful act or activity for which corporations may be organized under the General Corporation Laws of Nevada.

On August 14, 2000, pursuant to a share exchange agreement dated August 10, 2000, by and among Main Edge International Limited (“Main Edge”), Virtual Edge Limited (“Virtual Edge”), Richard Ford, Jeanie Hildebrand and Gary Lewis, we acquired from Main Edge all of the shares of Virtual Edge (the “Acquisition”) in exchange for an aggregate of 1,961,175 shares of our common stock, which shares equaled 75.16% of Txon International’s issued and outstanding shares after giving effect to the Acquisition. On September 15, 2000, Txon International Development Corporation changed its name to China World Trade Corporation (the “Registrant” or “CWTD”).

On March 28, 2008, CWTD entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among the Registrant, William Chi Hung Tsang, the Chairman and President of CWTD (“Tsang”), Uonlive Limited, a corporation organized and existing under the laws of the Hong Kong SAR of the People’s Republic of China (“Uonlive”), Tsun Sin Man Samuel, Chairman of Uonlive (“Tsun”), Hui Chi Kit, Chief Financial Officer of Uonlive (“Hui”), Parure Capital Limited, a corporation organized and existing under the laws of the British Virgin Islands and parent of Uonlive (“Parure Capital”).  Upon closing of the share exchange transaction contemplated under the Exchange Agreement, Tsun and Hui transferred all of their share capital in Parure Capital to CWTD in exchange for an aggregate of 150,000,000 shares of common stock of the Registrant and 500,000 shares of Series A Convertible Preferred Stock of the Registrant, which is convertible after six months from the date of issuance into 100 shares of common stock of the Registrant, thus causing Parure Capital to become a direct wholly-owned subsidiary of the Registrant.

On July 2, 2008, the proposal to amend the articles of incorporation to change the name of the corporation to Uonlive Corporation was approved by the action of a majority of all shareholders entitled to vote on the record date and by CWTD’s Board of Directors. CWTD desired to change its name to truly reflect its new business as a holding company for Uonlive Limited, and possibly other companies that may be acquired in the future by the company (the “Company” or “Uonlive”).

The Company and subsidiaries are hereinafter collectively referred to as the “Company.”

Overview of Our Company’s Business

Uonlive is a leading private online multimedia company established in July 2007 with its headquarters in Hong Kong, China.  The main business of Uonlive is operating an online radio station, a kind of virtual community able to provide the public with free online radio services, and mainly targets a younger listening audience.

In Uonlive, all the people are involved in the Multimedia Communication Platform (MCP).  Uonlive is the abbreviation for “You Are on Live”, which means no matter where you live around the world, Uonlive’s information can be transmitted to you. With online radio, there are no geographic boundaries.

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

Our executive office is located at 5/F, Guangdong Finance Building, 88 Connaught Road West, Hong Kong.

Our Corporate Structure

Products and Services

Uonlive operates online radio by using audio or video data that can be converted into the desired format and directly transmitted onto the Internet.   Whenever the listeners log into the website, they can download the audio information they desire, and broadcast this information out through the related software such as Realplay or Winamp.  Online radio does not use satellite frequency bands and resources, therefore the broadcast is influenced by the network bandwidth available.

In Uonlive, all the people are involved in the multimedia communication platform.  This virtual community is able to provide the public with free online radio services.  Currently Uonlive focuses on the following products and services:

(1) Air Time
--With unlimited airtime, no boundary, flexibility and expandable.
--Started from 16th September 2007;
--Two different online radio channels;
--Over 100 DJs;
--24×7×2 channels radio, each day around 8 to 10 hours of new programs (continuous radio or program on demand);
--Existing 35,000 registered members, 16-25 sectors.

(2) UJ on demand
--Anyone can become a UJ;
--UJ status can be upgraded to a senior level depending on how many programs the users get involved in, how many programs users update or are in charge of and also the download rates or response rate from the audiences;
--The higher the rank, the more airtime users can operate;
--Own your own radio channel with specific topics.

(3) U on Ad
-- The audience members can record their own advertisement in audio and upload to Uonlive;
--UJ can pick different categories of products and record the advertisement, and post on Uonlive;
--Advertisement on demand with target customers, and advertisement with hit rate record;
--Target customers can allocate target products;
--Become a yellow page, youth and recommendation specialist on particular products;
--Different UJs become specialists on particular products in specific industries.

(4) U PR Network
--Through its UJ’s, members’ database, and clients, Uonlive has established a public relations (PR) Network.;
--Building awareness and a favorable image for clients through our network and closely monitoring numerous media channels for public comments.

Currently, we focus and market our products in the following industries, where we believe our capabilities and networks are easily utilized:

•	Sports
•	Tourist
•	Property
•	Music
•	Wedding
•	Comics/ Games
•	Super Natural Science
•	Online Shopping

Online Radio Industry Overview

Industry Background

Online radio is a new broadcasting media which is transmitted through the Internet.  A radio server is set up on Internet websites and provides radio programming through media play software.  As a result, the listeners are able to listen, watch, and read radio programs through their own computers.  The programs of online radio include audio, video, multi-media and text contents.  Online radio is one of the major Internet media which provides online audio and video programming services.

According to the statistics of eTForecasts, there were over 1.08 billion Internet users in 2006 globally, and an estimated 2 billion users were predicted within the next 5 years. The USA has 197.8 million Internet users, China has 120 million Internet users, and other countries in declining sequence are Japan, India, Germany, UK, and Korea.

A study of Understanding & Solutions shows that compared to global Internet income from advertising amounting to US$25 billion, the global radio and TV advertising income was US$160 billion in 2006.  According to statistics of the Office of Management and Budget in the U.S., the USA radio advertisement income was US$20 billion in 2002, occupying 14% of the whole US media advertisement market.

In 2000, there were 21,500 TV stations and 44,000 radio stations globally, of which 59% of the total TV stations were located in the USA and 30% of total radio stations were located in the USA. In the radio industry, there were 514,000 employees in 2001. Most of these TV and radio stations are commercial entities relying on commercial advertisement income.

According to the statistics of US Radio Advertising Bureau in 2002 and 2003, over 96% of  American citizens over 12 years old listen to radio programs every week; over 77% of American citizens listen to radio programs everyday; 99% of adults (over 18 years old) with yearly income of $50,000 listen to radio programming for 3 hours and 18 minutes every day; over 96% of lawyers, accountants, professionals, and  senior corporate management listen to radio for 3 hours and 01 minute everyday; 97% of college students listen to radio for 3 hours and 5 minutes every day. The time distribution ratios of American citizens on various media are 44% on radio, 41% on TV, 10% on newspaper, and 5% on magazine.

Characteristics of Online radio

Currently, the most popular online radio is live radio and audio-on-demand radio programs. The live online radio is similar to traditional radio, which provides audio programs according to a scheduled program list on the Internet. By contrast, audio-on-demand online radio provides radio programs on the website, and audiences are able to play their favorable programs on their demand.

The following is a comparison of Online Radio to Traditional Radio Broadcasting:

--Online radio programs are targeted to more specialized and detailed audiences.  Online radio segments its listening audience more than traditional radio.
--Online radio audiences are able to listen to radio programs in their free time and can avoid being stuck to listening to traditional radio programs in a synchronous manner.
--Online radio audiences are able to select programs on demand and enjoy real-time news, music, and other programs.
--Online radio audiences are able to mutually interact and communicate with broadcast hosts more closely and quickly through MSN, mobile messaging, blogs and radio Forum, as well as hot-line telephone etc.
--Online radio is able to utilize news and program resources of traditional broadcast stations, which is complementary to that provided by traditional broadcast stations.

Competition

Our competitive strategy and competitive advantages include the following:

(1) Simple equipment, no boundary and time constraints.
The cost to establish an online radio station is very low, not only the hardware but also the technology.  In theory, any person who has a computer, a microphone, and software can have a radio station of his own.  Moreover he can recruit DJs from all over the world through the network.  All programs are stored on the site, and are saved in a database.  People can retrieve a specific program that they missed and listen to it at any time, any place. Therefore, it enables the acceptance rate to be greatly increased.

(2) Utilize audience interaction.
In the online network, DJs can chat with audiences through instant communication tools such as QQ, MSN, Forum Posting and SMS to achieve instant interaction.  They can immediately experience the interaction with audiences and re-arrange the programs according to the audience’s needs.  The interactive forms of communication have made a greater variety of entertainment more widely available.

(3) Strong personalization features and more attractive to young people.
At present, many hosts or DJs are the broadcast reporters and editors, thus showing the greatest personality in the programs.  Such characters can often attract listeners, especially the young people pursuing personality in their DJs.  Uonlive is a special form of personalized media, and has many types of radio programs.

(4) Wide range of interactive methods for transmission.
Uonlive can also use the resources and technical means of the network to achieve transmission of audio-visual language.  The audience can not only see a program through video, the face of a host if it is music, but also at the same time enjoy the songs of the music videos  This transmission ability greatly raises the visibility of the programming.  In addition, the continual development of network technology provides a platform for all Internet users that can become a potential radio audience.

(5) Significant information, easy for sourcing what the users need.
Users can choose programs depending on their preferences and favorites. They can easily skip Internet advertising on the home page, and also can tune into the world's radio and listen to what they prefer.

(6) Advanced technology is a strong support to the growth of online radio, and technological development a means for change.
Uonlive uses Internet Audio Radio and Audio-on-Demand, and makes full use of advanced interactive features, to present the most diversified entertainment programs.  In addition, Uonlive uses the most advanced equipment and the latest technology, to help the audience more easily master and control the skills of radio.  In the near future, it will bring “Anytime, Anywhere” radio to communication products such as mobile phones, or even on the stereo such as stationary units or any mobile unit that has an internet browser.

More importantly, Uonlive does not need to download or install any software, which makes the use more simple and convenient.  The powerful website does all this and can even support keyword search.

However, we cannot assure you that we will compete successfully with any of our current or future competitors.

Future Plans

Our Plan for Increasing Revenue and Cutting Costs

•	We will launch new service targeting manufacturers in China who need our platform as an advertising agent and our UJs as their sales agents to increase their sales.
•	We will increase our broadcasting channels with different popular categories to increase our revenue from selling of air time,
•
We will provide free training to people who want to be UJs and UJs are part of our sales team who sell our products through their personal network. Our sales department will also provide sales techniques to UJs.

•	We will co-operate with local newspapers and magazines to bundle our services and products together with newspaper and magazine advertisements in one package to expand our revenue
•	Our direct cost of sales will be based on commissions paid to UJs, which will not increase our cost unevenly.
•	We are in the process of developing a “point to point” technology which will improve our number of online audiences without increasing the bandwidth, so as to reduce the cost.

How do we intend to expand our programming and technology?

•	We plan to raise adequate capital over the next three years
•	We plan to purchase technology that has come down in price.
•	We plan to acquire other online radio stations in China with positive cash flow
•	We plan to acquire software development companies that specialize in our field and these companies will have mutual benefits for us after acquisition
•	We plan to expand our programs through our training of UJs
•	We are in the process of developing a point-to-point technology which will reduce the usage of bandwidth.

Growth Strategy

Uonlive’s vision is to be the largest online radio station in the world. Management intends to grow Uonlive’s business by pursuing the following strategies:

•	Grow capacity and capabilities in line with market demand increases
•	Enhance leading-edge technology through continuous innovation, research and study
•	Continue to improve operational efficiencies
•	Build a strong market reputation to foster and capture future growth in Hong Kong

Existing Facilities in China

We have three recording studios established in Hong Kong equipped with Sony HDR-SRIE Video & Accessories, Tascan IRU, CD Player, Lexicon Multi-effect mixer, and Mackie 16 ch-4 Bus Mixer for recording and on-air broadcasting. We also have a Dell PowerEdge 2950 Rack Mount Server and an IBM X3650 server for online broadcasting.

On September 2008, we established a studio with recording equipment in Guangzhou, China as our PRC channel targeting audiences in China.

Sales and Marketing

Uonlive has established an extensive sales network throughout Hong Kong and in bordering locations in China.  It has a Sales and Marketing Department with four staff members.

Source of Income. Our main source of income is from airtime sales.  The airtime sales may be a combination of air time and other services that Uonlive has the capabilities to supply, which includes website banner sales, public relations service and downloading from a clients’ database through our network.

Advertising Customers

For the twelve month period from January 1, 2008 to December 31, 2008 the Company achieved revenues of $30,819.  The revenue was generated from 3 customers with the following details:

Name of Customer	Sales for the Period by Customer	% of Sales for the Period
Dbtronix (Far East) Ltd.	$15,410	50%
Pionner Hong Kong Development Ltd.	$7,704	25%
Hong Kong Asia Pacific Publication	$7,705	25%
Total of 3 Customers	$30,819	100%

Intellectual Property.  At present, the Company has no trademarks or other intellectual property.

Regulation

Regulation of Telecommunications
Internet information services in China are governed by the Telecommunications Regulations issued on September 25, 2000 by the State Council. The Telecommunications Regulations categorize all telecommunications businesses in China as either basic telecommunications businesses or value-added telecommunications businesses. The Catalog of Classes of Telecommunications Businesses (updated on February 21, 2003 and effective as of April 1, 2003) that is attached to the Telecommunications Regulations provides that an Internet information service is a value-added telecommunications business. According to the Telecommunications Regulations, any commercial operator of telecommunications businesses in China must obtain an operating license from MII or provincial-level communications administrative bureaus (“CAB”). The Telecommunications Regulations also set forth extensive guidelines with respect to various aspects of telecommunications operations in China.

The Administrative Measures for Telecommunications Business Operating Licenses (the “Telecom License Measures”) were promulgated by MII on December 26, 2001 and became effective as of January 1, 2002. The Telecom License Measures, which are formulated in accordance with the Telecommunications Regulations, set forth the types of licenses required to operate a telecommunications business and the procedures for obtaining such permits. With respect to licenses for value-added services, the Telecom License Measures draw a distinction between licenses for business conducted in a single province (which are issued by CAB) and licenses for inter-provincial activities (which are issued by MII).

Regulation of Internet Content
The Internet Measures set forth a list of prohibited types of content. Duly licensed ICPs are required to monitor their websites, including chat rooms and electronic bulletin boards, for prohibited content and remove any such content that they discover on their websites. In addition, some of the specific types of prohibited content are vague and subject to interpretation. Therefore, the responsibilities and the potential liabilities of ICPs are unclear.

ICPs are subject to an array of other regulations with respect to types of content and services, for which providers must obtain approval from various government agencies. ICPs in the more sensitive or regulated areas (that is, news, publication, education, medical care, pharmaceuticals and medical apparatuses and instruments) are required to be examined by the authority in charge of the relevant area prior to applying for an operating permit.

The posting of news on websites and the distribution of news over the Internet are highly regulated and can only be engaged in by ICPs that have been specifically approved to do so. The Provisional Administrative Measures Regarding Internet Websites Carrying on the News Posting Business issued by the State Council News Office and MII in November 2000 stipulate that only ICPs that are government-authorized news units may operate online news posting business that post news reported by such ICPs.  Other ICPs may apply to the State Council News Office for approval to post on their websites news supplied under contract by approved news providers, a copy of which shall be filed with the applicable provincial requirements with respect to facilities and experience personnel that must be met by applicants for approval to post news on their websites.

Regulation of Online Advertisements
ICPs require approval from SAIC or its relevant local branches carry advertisements on their websites.  Uonlive does not have such approval, but Uonlive is incorporated in Hong Kong which is not under the Chinese regulations.

Employees. We currently have 16 employees and 132 UJs working for our company.  We believe our future success will depend in large part upon the recruitment of more experienced UJ’s and management officers; and our ability to attract and retain sales and marketing personnel.  There can be no assurance that we will retain our key sales and marketing employees or that we can attract, assimilate or retain other highly qualified sales and marketing personnel in the future.  None of our employees are subject to any collective bargaining agreements.

Item 2.  Properties

Our main office and the three recording studio are located at 5/F, Guangdong Finance Building, 88 Connaught Road West, Hong Kong and there is one recording studio located at Guangzhou World Trade Center Club at the 3rd Floor, Goldlion Digital Network Center, 138 Tiyu Road East, Tianhe, Guangzhou 510620, People’s Republic of China. The Company rented office spaces under non-cancelable operating lease agreements in Hong Kong and the PRC for periods of 2 months to 3 years, with fixed monthly rentals, expiring in various periods/years through March 2011. Costs incurred under these operating leases are recorded as rental expense and totaled approximately $77,048 and $57,695 for the year ended December 31, 2008 and the period from November 21, 2007 (date of inception) to December 31, 2007.

As of December 31, 2008, the future minimum annual operating lease payments are as follows:

Years ending December 31,
2009	$90,435
2010	92,457
2011	23,114

Total	$206,006

Item 3. Legal Proceedings

We know of no material, active or pending legal proceedings against us, our subsidiaries or our property, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, other than as set forth below, during the twelve months of the fiscal year covered by this Report.

On June 21, 2008 the following was submitted to a vote of security holders: to approve an amendment to the Articles of Incorporation of the Company to change its name to Uonlive Corporation from China World Trade Corporation.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on a limited basis on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “UOLV”. The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market:

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

		High	Low

2008	First Quarter	$0.11	$0.05
	Second Quarter	$0.08	$0.015
	Third Quarter	$0.054	$0.01
	Fourth Quarter	$0.02	$0.0035

2007	First Quarter	$0.58	$0.25
	Second Quarter	$0.50	$0.26
	Third Quarter	$0.30	$0.15
	Fourth Quarter	$0.28	$0.10

Our common shares are issued in registered form. Interwest Transfer Co., Inc., 1981 East 4800 South, Ste 100, Salt Lake City, UT  84111, Tel: (801) 272-9294, is the registrar and transfer agent for our common stock.

From January 1 to March 20, 2009, the highest and lowest prices of our common shares on the OTC Bulletin Board were $0.005 per share and $0.0035 per share. On March 20, 2009, the closing price of our common stock on the OTC Bulletin Board on the last day it traded before the filing of this Annual Report was $0.0035 per share.

As a result of the affirmative vote in the Annual General Meeting held on August 8, 2007, we increased our number of shares of authorized Common Stock, $.001 par value, from 50,000,000 shares to 200,000,000 shares.

As a result of the exchange agreement with Tsang William, Uonlive Limited, Tsun Samuel, Hui Chi Kit and Parure Capital Limited on March 31, 2008, 150,000,000 shares of common stock and 500,000 shares of Series A Convertible Preferred Stock, which are convertible at 100 to 1 anytime six months after the date of issuance (provided there is sufficient authorized common stock), were issued. The total outstanding common stock was 199,565,923 immediately after the closing of the exchange agreement.

As of December 31, 2008, there were 89 shareholders of record of 199,565,923 outstanding shares of common stock of the Company, not including approximately 5,000 holders of our shares in street name.

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

Equity Compensation Plans

As of December 31, 2008, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

Pursuant to a Share Exchange Agreement, dated March 28, 2008 (the "Exchange Agreement"), among the Company, William Tsang, Uonlive Limited, Parure Capital Limited, Tsun Samuel and Hui Chi Kit,  the Company issued 150,000,000 shares of common stock to Dragon Ace Global Limited, a British Virgin Islands corporation ("Dragon Ace Global"), and its designees, and 250,000 shares of Series A Convertible Preferred Stock to each of Dragon Ace Global and Standford Global Capital Limited, a British Virgin Islands corporation, in reliance on an exemption from registration available under Regulation S of the Securities Act of 1933, as amended.  The shares of Series A Convertible Preferred Stock are each convertible into 100 shares of common stock of the Company at any time after six months from the date of issuance, provided that there is sufficient authorized shares of common stock.  The consideration for the issuance of the 150,000,000 shares of common stock and the 500,000 shares of Series A Convertible Preferred Stock was the agreement by Parure Capital Limited to exchange and transfer 100% of its outstanding capital stock to the Company pursuant to the Exchange Agreement.  Parure Capital Limited is the owner of all of the issued and outstanding share capital of Uonlive Limited, which is the operating company.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

We have not repurchased any of our common stock and have no publicly announced repurchase plans or programs as of December 31, 2008.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

The predecessor of Uonlive Corporation was incorporated in the State of Nevada on January 29, 1998 under the name Txon International Development Corporation to conduct any lawful business, to exercise any lawful purpose and power, and to engage in any lawful act or activity for which corporations may be organized under the General Corporation Laws of Nevada.  On August 1, 2008, the Company changed its name to Uonlive Corporation.

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

RESULTS OF OPERATIONS

The following table shows the financial data of the consolidated statements of operations of the Company and its subsidiaries for the years ended December 2008 and the period from November 21, 2007 (date of inception) to December 31, 2007. The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

			Period from
	For the year ended		November 21, 2007
	December 31, 2008		to December 31, 2007
	US$ '000	% of Revenue	US$ '000	% of Revenue

OPERATING REVENUES	31	100%	10	100%

GROSS PROFIT	7	23%	2	23%

OPERATING EXPENSES:
Sales and marketing expense	(18)	(59%)	(6)	(56%)
Consulting and professional fee	(59)	(191%)	(68)	(680%)
General and administrative	(606)	(1,968%)	(161)	(1,610%)
Provision for impairment of intangible assets	(167)	(542%)	-	0%

TOTAL OPERATING EXPENSES	(850)	(2,759%)	(235)	(2,292%)

Loss from operations	(843)	(2,736%)	(233)	(2,269%)

Income tax benefit	-		41	397%

NET LOSS	(843)	(2,736%)	(192)	(1,872%)

Net loss per share – Basic and diluted	0.00		0.00

Weighted average number of shares outstanding – Basic and diluted	187,479,986		150,000,000

FISCAL YEAR ENDED DECEMBER 31, 2008 COMPARED TO PERIOD ENDED DECEMBER 31, 2007.

OPERATING REVENUE

The Company recorded a total of $30,819 consolidated revenue for the year ended December 31, 2008 compared to $10,257 for the same corresponding period in 2007.  The revenue came from three different clients, which is a 201% increase compared to the period ended December 31, 2007.  The increase was mainly due to our operation having started and new customers have been brought in during the year 2008.  The consolidated gross profit for the quarter ended December 31, 2008 was recorded at approximately $7,000, which accounted for 23% of total revenue.

Consolidated operating loss from operation increased by approximately $610,000 or 262% to $843,000 for the twelve-month period ended December 31, 2008 from $233,000 for the same corresponding period in year 2007. The increase was caused by the increased general and administrative expenses and the provision for impairment of intangible assets.

SALES AND MARKETING EXPENSES

Sales and Marketing expense increased to $18,173 or 59% of total revenue in 2008, from $5,744 or 56% of total revenue in the corresponding period of 2007, an increase of 216%. The increase was mainly due to implementation of our promotion strategy.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the year ended December 31, 2008 increased to $606,522 or 1,968% of total revenue from $160,971 or 1,569% in the corresponding period of 2007, an increase of 277%. The increase in general and administrative expense was mainly due to the result of our growing business.  The general and administrative expenses included approximately $172,000 of salaries paid, $72,300 of rental expense, $81,500 of computer technology expenses, $57,000 of depreciation expenses, and $25,900 of consulting fees.

PROVISION FOR IMPAIRMENT

During the 2008 fiscal year, we incurred $166,908 of impairment charges relating to online radio technology.

NET LOSS

Net loss was approximately $843,000 for the year ended December 31, 2008, as compared to the same corresponding period in 2007, an increase of $651,000 or 339% from a loss of $192,000. A majority of the net loss was the result of the increase in selling, general and administrative expenses and the recognition of the impairment loss on the intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, cash and cash equivalents totaled $100. This cash position was the result of a combination of net cash used in operating activities in the amount of $681,558, net cash used in investing activities in the amount of $79,028 and the net cash provided by financing activities in the amount of $710,505. The net cash used in operating activities was mainly the result from the net loss of $843,104, decrease in the amount of $57,785 to a related company offsetting by the impairment of intangible assets of $166,908 and depreciation expenses amounting to $57,293. The net cash used in investing activities was mainly the additional purchase of plant and equipment of $79,028. The increase in financing activities was mainly advances from a director of $710,505,

We believe that the level of financial resources is a significant factor for our future development and, accordingly, may choose at any time to raise capital through private debt or equity financing to strengthen our financial position, facilitate growth and provide us with additional flexibility to take advantage of business opportunities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

Exchange Rate Risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of HK$ converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

Item 8.  Financial Statements and Supplementary Data

UONLIVE CORPORATION
(Formerly China World Trade Corporation)

Consolidated Financial Statements
For The Year Ended December 31, 2008 and
the Period From November 21, 2007 (Date of Inception) to December 31, 2007

(With Reports of Independent Registered Public Accounting Firm Thereon)

ZYCPA COMPANY LIMITED

Certified Public Accountants

UONLIVE CORPORATION
(FORMERLY CHINA WORLD TRADE CORPORATION)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Uonlive Corporation
(Formerly China World Trade Corporation)

We have audited the accompanying consolidated balance sheet of Uonlive Corporation (formerly China World Trade Corporation) and its subsidiaries (“the Company”) as of December 31, 2008 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ deficit for the year ended December 31, 2008. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008, and the results of operations and cash flows for the year then ended and in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial losses and capital deficit, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ZYCPA Company Limited

ZYCPA Company Limited
(Formerly Zhong Yi (Hong Kong) C.P.A. Company Limited)
Certified Public Accountants

Hong Kong, China
March 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
PARURE CAPITAL LIMITED

We have audited the accompanying consolidated balance sheet of Parure Capital Limited (“the Company”) as of December 31, 2007 and the related consolidated statement of operations, cash flows and stockholders’ deficit for the period from November 21, 2007 (date of inception) through December 31, 2007. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and the results of operations and cash flows for the period from November 21, 2007 (date of inception) through December 31, 2007 and in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred substantial losses and has a capital deficit, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Simon & Edward, LLP
Simon & Edward, LLP
Certified Public Accountants

City of Industry, California USA
March 31, 2008

UONLIVE CORPORATION
(FORMERLY CHINA WORLD TRADE CORPORATION)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$100	$50,000
Accounts receivable	7,741	-
Accounts receivable, related party	3,871	10,250
Prepayments and deposits	11,795	-

Total current assets	23,507	60,250

Non-current assets:
Intangible asset, net	-	166,534
Plant and equipment, net	235,832	212,508
Deferred tax asset	40,989	40,705

TOTAL ASSETS	$300,328	$479,997

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$28,214	$20,000
Amount due to a shareholder	1,094,211	377,701
Amount due to a related company	-	57,656

Total current liabilities	1,122,425	455,357

Long-term liabilities:
Note payable to a shareholder	167,698	166,534

Total liabilities	1,290,123	621,891

Commitments and contingencies

Stockholders’ deficit:
Series A, Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding as of December 31, 2008 and 2007	500	500
Common stock, $0.001 par value; 200,000,000 shares authorized; 199,565,923 and 150,000,000 shares issued and outstanding as of December 31, 2008 and 2007	199,566	150,000
Accumulated deficit	(1,185,094)	(292,524)
Accumulated other comprehensive (loss) income	(4,767)	130

Total stockholders’ deficit	(989,795)	(141,894)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$300,328	$479,997

See accompanying notes to the consolidated financial statements.

UONLIVE CORPORATION
(FORMERLY CHINA WORLD TRADE CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
FOR THE YEAR ENDED DECEMBER 31, 2008 AND THE PERIOD FROM
NOVEMBER 21, 2007 (DATE OF INCEPTION) TO DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2008	2007

REVENUES, NET:
Related party	$15,410	$10,257
Unrelated party	15,409	-

Total revenues, net	30,819	10,257

COST OF REVENUE (exclusive of depreciation)	23,602	7,898

GROSS PROFIT	7,217	2,359

Operating expenses:
Sales and marketing	18,173	5,744
Consulting and professional fee	58,718	68,400
Impairment loss on intangible asset	166,908	-
General and administrative	606,522	160,971

Total operating expenses	850,321	235,115

LOSS BEFORE INCOME TAXES	(843,104)	(232,756)

Income tax benefit	-	40,732

NET LOSS	$(843,104)	$(192,024)

Other comprehensive (loss) income:
- Foreign currency translation (loss) gain	(4,897)	130

COMPREHENSIVE LOSS	$(848,001)	$(191,894)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – Basic and diluted	187,479,986	150,000,000

See accompanying notes to the consolidated financial statements.

UONLIVE CORPORATION
(FORMERLY CHINA WORLD TRADE CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2008 AND THE PERIOD FROM
NOVEMBER 21, 2007 (DATE OF INCEPTION) TO DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”))

	As of December 31,
	2008	2007

Cash flow from operating activities:
Net loss	$(843,104)	$(192,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	57,293	32,317
Deferred tax asset	-	(40,732)
Impairment loss on intangible asset	166,908	-
Changes in operating assets and liabilities:
Accounts receivable	(1,284)	(10,257)
Prepayments and deposits	(11,740)	-
Accounts payable and accrued liabilities	8,154	20,014
Amount due to a related company	(57,785)	57,695
Net cash used in operating activities	(681,558)	(132,987)

Cash flows from investing activities:
Purchase of plant and equipment	(79,028)	(244,968)
Expenditure on technical know-how	-	(166,646)
Net cash used in investing activities	(79,028)	(411,614)

Cash flows from financing activities:
Capital contribution from a shareholder	-	50,000
Advances from a shareholder	710,505	544,601
Net cash provided by financing activities	710,505	594,601

Effect of exchange rate change on cash and cash equivalents	181	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(49,900)	50,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	50,000	-

CASH AND CASH EQUIVALENTS, END OF YEAR	$100	$50,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the consolidated financial statements

UONLIVE CORPORATION
(FORMERLY CHINA WORLD TRADE CORPORATION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2008 AND THE PERIOD FROM
NOVEMBER 21, 2007 (DATE OF INCEPTION) TO DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

						Accumulated other
	Series A Convertible Preferred stock		Common stock			comprehensive	Total stockholders’
	No. of shares	Amount	No. of shares	Amount	Accumulated deficit	income (loss)	deficit

Balance as of November 21, 2007 (date of inception)	500,000	$500	150,000,000	$150,000	(100,500)	-	50,000

Net loss for the period	-	-	-	-	(192,024)	-	(192,024)
Foreign currency translation adjustment	-	-	-	-	-	130	130

Balance as of December 31, 2007	500,000	$500	150,000,000	$150,000	$(292,524)	$130	$(141,894)

Shares issued for reverse acquisition	-	-	49,565,923	49,566	(49,466)	-	100
Net loss for the year	-	-	-	-	(843,104)	-	(843,104)
Foreign currency translation adjustment	-	-	-	-	-	(4,897)	(4,897)
Balance as of December 31, 2008	500,000	$500	199,565,923	$199,566	$(1,185,094)	$(4,767)	$(989,795)

See accompanying notes to the consolidated financial statements

UONLIVE CORPORATION
(FORMERLY CHINA WORLD TRADE CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2008 AND THE PERIOD FROM
NOVEMBER 21, 2007 (DATE OF INCEPTION) TO DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”))

1.  DESCRIPTION OF BUSINESS AND ORGANIZATION

Uonlive Corporation (“UOLV” or the “Company”) was incorporated under the laws of the State of Nevada on January 29, 1998 as Txon International Development Corporation. On September 15, 2000, the Company changed to its company name to China World Trade Corporation. On July 2, 2008, the Company further changed its current company name to Uonlive Corporation.

Recapitalization and reorganization

On March 28, 2008, UOLV and Mr. William Tsang, the Chairman and President of UOLV entered into the Share Exchange Agreement with Parure Capital Limited (“PCL”) and the shareholders of PCL. PCL was incorporated in British Virgin Island (“BVI”) on November 21, 2007 with the authorized, issued and outstanding common stock of 50,000 shares at par value of $1 per share. Its principal activity is investment holding in Uonlive Limited (“Uonlive”). Uonlive was incorporated as a limited liability company in Hong Kong on April 17, 2007. Its principal activity is the provision of online multimedia and advertising service and the operation of an online net radio in Hong Kong. All the operations and assets of Uonlive are located in Hong Kong.

On March 31, 2008, UOLV completed a stock exchange transaction with the shareholders of PCL, whereby 150,000,000 shares of the Company’s common stock and 500,000 shares of Series A Convertible Preferred Stock were issued to the shareholders of PCL in exchange for 100% of the ownership interest in PCL. As a result of the stock exchange, PCL and Uonlive became wholly-owned subsidiaries of the Company and the former shareholders of PCL own 75.2% of the issued and outstanding common stock of the Company.

At the same closing date, the Company consummated the disposal of all of its subsidiaries to Top Speed Technologies Limited, which was controlled by Mr. William Tsang, the Chairman and President of UOLV in consideration of cancellation of indebtedness owed by UOLV to Mr. William Tsang, the Chairman and President of UOLV. This disposal transaction was assumed to be completed as of the beginning of the periods presented in the accompanying consolidated financial statements.

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

The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of UOLV whereby PCL is deemed to be the accounting acquirer (legal acquiree) and UOLV to be the accounting acquiree (legal acquirer). The accompanying consolidated financial statements are in substance those of PLC, with the assets and liabilities, and revenues and expenses, of UOLV being included effective from the date of stock exchange transaction. UOLV is deemed to be a continuation of the business of PCL. Accordingly, the accompanying consolidated financial statements include the following:

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

UONLIVE CORPORATION
(FORMERLY CHINA WORLD TRADE CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2008 AND THE PERIOD FROM
NOVEMBER 21, 2007 (DATE OF INCEPTION) TO DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”))

1.  DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

Business summary of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Parure Capital Limited (“PCL”)	BVI, a limited liability company	Investment holding in Hong Kong	50,000 issued shares of US$1 each	100%

Uonlive Limited (“Uonlive”)	Hong Kong, a limited liability company	Provision of advertising service and operation of a net radio in Hong Kong	10,000 issued shares of HK$1 each	100%

The Company and its subsidiaries are hereinafter collectively referred to as the “Company”.

2.  GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2008, the Company had incurred a net loss of $843,104 since its inception and an accumulated deficit of $1,185,094. Additionally, the Company had a working capital deficit of $1,098,918. The continuation of the Company is dependent upon the continuing financial support of shareholders and obtaining short-term financing. The actions involve certain cost-saving initiatives and growing strategies, including rapid promotion and marketing the net radio station in Hong Kong and the People’s Republic of China (“the PRC”). As a result, the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

●	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

●	Basis of consolidation

The consolidated financial statements include the financial statements of UOLV and its subsidiaries.

All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

UONLIVE CORPORATION
(FORMERLY CHINA WORLD TRADE CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2008 AND THE PERIOD FROM
NOVEMBER 21, 2007 (DATE OF INCEPTION) TO DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”))

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and maintained in bank deposit accounts with an original maturity of three months or less to be cash equivalents.

●	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 90 days. Credit is extended based on evaluation of a customer's financial condition. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

As of December 31, 2008 and 2007, the Company does not record any allowance for doubtful accounts.

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

Intangible asset represents the acquisition cost of online radio broadcasting technology and its domain name paid to Mr. Tsun Sin Man Samuel, a shareholder and director of the Company at the fair value. Purchased technical know-how includes webpage development cost, acquisition cost of domain name of www.uonlive.com, online radio technology, broadcasting technical and procedural manuals, with an indefinite useful life.

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

UONLIVE CORPORATION
(FORMERLY CHINA WORLD TRADE CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2008 AND THE PERIOD FROM
NOVEMBER 21, 2007 (DATE OF INCEPTION) TO DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”))

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

●	Impairment of long-lived assets

Long-lived assets primarily include plant and equipment and intangible asset. In accordance with the Statement of Financial Accounting Standard ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. For the year ended December 31, 2008, the Company made an impairment loss of $166,908 to the statement of operation relating to online radio broadcasting technology.

●	Revenue recognition

The Company derives revenues from the sale of advertising airtime to customers. In accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

●	Cost of revenue

Cost of revenue included IT service cost associated with the cost of maintenance and operating the online radio domain and rent charge of a radio studio in Hong Kong. For the year ended December 31, 2008 and the period from November 21, 2007 (date of inception) to December 31, 2007, the Company incurred $23,602 and $7,898 on the statement of operation.

●	Advertising expenses

The Company expenses advertising costs as incurred. Advertising expense, included in sales and marketing was approximately $18,173 and $5,744 for the year ended December 31, 2008 and the period from November 21, 2007 (date of inception) to December 31, 2007.

●     Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income (loss), its components and accumulated balances. Comprehensive income (loss) as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income (loss) consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income (loss) is not included in the computation of income tax expense or benefit.

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

UONLIVE CORPORATION
(FORMERLY CHINA WORLD TRADE CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2008 AND THE PERIOD FROM
NOVEMBER 21, 2007 (DATE OF INCEPTION) TO DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”))

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Starting from January 1, 2007, the Company also adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. In accordance with FIN 48, the Company adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. For the year ended December 31, 2008 and the period from November 21, 2007 (date of inception) to December 31, 2007, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2008 and 2007, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

●	Net loss per share

The Company calculates net loss per share in accordance with SFAS No. 128, “Earnings per Share.” Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution of securities by including common stock equivalents, such as stock options, stock warrants and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive, potential common shares from options, restricted stock and warrants using the treasury stock method, and from convertible securities using the if-converted method. Because the Company reported a net loss for the year ended December 31, 2008 and the period from November 21, 2007 (date of inception) to December 31, 2007, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been anti-dilutive.

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective period:
	2008	2007
Year-end rate HK$:US$1 exchange rate	7.7507	7.8049
Average rate HK$:US$1 exchange rate	7.7874	7.7941

UONLIVE CORPORATION
(FORMERLY CHINA WORLD TRADE CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2008 AND THE PERIOD FROM
NOVEMBER 21, 2007 (DATE OF INCEPTION) TO DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”))

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

●	Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the statements of income and comprehensive income as and when the related employee service is provided.

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●	Segment reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable operating segment.

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

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, prepayments and deposits, amounts due to a shareholder and a related company, accounts payable and accrued liabilities.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year end.

●	Recently accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS“) No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred SFAS No. 157's effective date for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. The Company believes that SFAS No. 157 should not have a material impact on the consolidated financial positions or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company believes that SFAS No. 159 should not have a material impact on the consolidated financial position or results of operations.

UONLIVE CORPORATION
(FORMERLY CHINA WORLD TRADE CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2008 AND THE PERIOD FROM
NOVEMBER 21, 2007 (DATE OF INCEPTION) TO DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”))

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Also in May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Company is assessing the potential impact of this FSP on the convertible debt issuances.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is assessing the potential impact of this FSP on the earnings per share calculation.

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1” and “FIN 45-4”). FSP FAS 133-1 and FIN 45-4 amends disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies the disclosure requirements of SFAS No. 161 and is effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. The adoption of FSP FAS 133-1 and FIN 45-4 did not have a material impact on the Company’s current consolidated financial position, results of operation or cash flows.

In October 2008, the FASB issued Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS 157-3.”) FSP FAS 157-3 clarifies the application of SFAS No. 157 in an inactive market. It illustrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s current consolidated financial position, results of operations or cash flows.

UONLIVE CORPORATION
(FORMERLY CHINA WORLD TRADE CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2008 AND THE PERIOD FROM
NOVEMBER 21, 2007 (DATE OF INCEPTION) TO DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”))

4.  PREPAYMENTS AND DEPOSITS

Prepayments and deposits consisted of the following:

	As of December 31,
	2008	2007

Prepaid operating expenses	$11,749	$-
Deposits	46	-

	$11,795	$-

5.  PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of December 31,
	2008	2007

Furniture, fitting and office equipment	$61,214	$21,197
Computer and broadcasting equipment	262,617	223,606
Exchange translation difference	2,086	-
	325,917	244,803
Less: accumulated depreciation	(89,588)	(32,295)
Less: exchange translation difference	(497)	-

Plant and equipment, net	$235,832	$212,508

Depreciation expense for the year ended December 31, 2008 and the period from November 21, 2007 (date of inception) to December 31, 2007 was $57,293 and $32,317, respectively.

6.  INTANGIBLE ASSET, NET

	As of December 31,
	2008	2007

Broadcasting technology, at cost	$166,534	$166,534
Exchange translation difference	1,164	-
	167,698	166,534
Less: exchange translation difference	(790)	-
Less: impairment loss	(166,908)	-

Broadcasting technology, at carrying value	$-	$166,534

For the year ended December 31, 2008, the Company tested for impairment in accordance with the SFAS No. 142. Based on the results of the Company's discounted cash flows calculation, the Company evaluated whether or not there was an impairment loss by comparing the fair value of the intangible asset to its carrying value.

Since the carrying value of the intangible asset exceeded its fair value, the Company recognized an impairment loss of $166,908 for the year ended December 31, 2008.

UONLIVE CORPORATION
(FORMERLY CHINA WORLD TRADE CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2008 AND THE PERIOD FROM
NOVEMBER 21, 2007 (DATE OF INCEPTION) TO DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”))

7.  INCOME TAXES

For the year ended December 31, 2008 and the period from November 21, 2007 (date of inception) to December 31, 2007, the Company generated net operating losses and accordingly, no provision for income tax has been recorded. The Company has subsidiaries that operate in various countries: BVI and Hong Kong that are subject to income tax in the jurisdictions in which they operate, as follows:

United States of America

UOLV is registered in the State of Nevada and is subject to United States of America tax law. No provision for income taxes have been made as UOLV has generated no taxable income for reporting years.

British Virgin Island

Under the current BVI law, the Company’s subsidiary, PCL is not subject to taxes on income.

Hong Kong

The Company’s operating subsidiary, Uonlive is subject to Hong Kong Profits Tax at the statutory tax rate of 16.5% (2007: 17.5%) based on the estimated taxable income earned in or derived from Hong Kong during the reporting years, if applicable, under the Hong Kong tax law.

As of December 31, 2008, Uonlive had net operating loss carryforwards available to offset its future income for Hong Kong tax purposes, subject to the agreement of the Hong Kong Inland Revenue Department, amounting to approximately $1,013,463, which have no expiration date. Due to the uncertainty of the realization of the resultant deferred tax assets, the Company has established a valuation allowance of $126,232 for the deferred tax assets arising from the net operating losses.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2008 and 2007:

	As of December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforward	$167,221	$40,705
Less: valuation allowance	(126,232)	-
Net deferred tax assets	$40,989	$40,705

8.  STOCKHOLDERS’ EQUITY

On March 31, 2008, the Company completed a stock exchange transaction and issued a total of 150,000,000 shares of common stock and 500,000 shares of Series A convertible preferred stock.

As of December 31, 2008, the total number of issued and outstanding shares of preferred stock and common stock was 500,000 shares and 199,565,923 shares, respectively.

UONLIVE CORPORATION
(FORMERLY CHINA WORLD TRADE CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2008 AND THE PERIOD FROM
NOVEMBER 21, 2007 (DATE OF INCEPTION) TO DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”))

9.	NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the years indicated:
		Period from
	Year ended	November 21,
	December 31,	2007 to December
	2008	31, 2007
Basic and diluted net loss per share calculation
Numerator:
Net loss in computing basic net loss per share	$843,104	$192,024

Denominator:
Weighted average ordinary shares outstanding	187,479,986	150,000,000

Basic and diluted net loss per share	$0.00	$0.00

Since the Company reported a net loss for the year ended December 31, 2008 and the period from November 21, 2007 (date of inception) to December 31, 2007, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been anti-dilutive.

10.  RELATED PARTY TRANSACTIONS

(a)         Accounts receivable and sales – related company

For the year ended December 31, 2008 and the period from November 21, 2007 (date of inception) to December 31, 2007, the Company earned sales revenue of $15,410 and $10,257, respectively from the related company, which was controlled by Mr. Tsun Sin Man, Samuel, a director of the Company at the current market value in a normal course of business.

As of December 31, 2008 and 2007, accounts receivable from a related party was amounted to $3,871 and $10,250 respectively.

(b)         Amount due to a shareholder

As of December 31, 2008 and 2007, the Company had an advance totaling $1,094,211 and $377,701, respectively for working capital purpose from Mr. Tsun Sin Man Samuel, a major shareholder of the Company. The amount was unsecured, interest free and has no fixed repayment term.

(c)         Note payable to a shareholder

As of December 31, 2008 and 2007, the Company had a note payable of $167,698 and $166,534, respectively from Mr. Tsun Sin Man Samuel, a major shareholder of the Company. The note was unsecured, interest free and not repayable within next 12 months.

(d)	IT service cost paid to a related company

For the year ended December 31, 2008 and the period from November 21, 2007 (date of inception) to December 31, 2007, the Company paid IT service cost of $17,978 and $0 respectively to the related company, which was controlled by Mr. Tsun Sin Man Samuel, a director of the Company at the current market value in a normal course of business.

(e)	Rent charge paid to a related company

For the year ended December 31, 2008 and the period from November 21, 2007 (date of inception) to December 31, 2007, the Company paid rent charge of $77,048 and $57,695 respectively to the related company, which was controlled by Mr. Tsun Sin Man Samuel, a director of the Company at the current market value in a normal course of business.

UONLIVE CORPORATION
(FORMERLY CHINA WORLD TRADE CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2008 AND THE PERIOD FROM
NOVEMBER 21, 2007 (DATE OF INCEPTION) TO DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”))

11.  PENSION PLANS

The Company’s subsidiary operating in Hong Kong, Uonlive participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance (“MPF Scheme”) for all of its eligible employees in Hong Kong.

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong. Contributions are made by Uonlive at 5% of the participants’ relevant income with a ceiling of HK$20,000. The participants are entitled to 100% of the contributions together with accrued returns irrespective of their length of service with Uonlive, but the benefits are required by law to be preserved until the retirement age of 65. The total contributions made for MPF Scheme were $6,486 and $3,667 for the year ended December 31, 2008 and the period from November 21, 2007 (date of inception) to December 31, 2007, respectively.

12.  CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the year ended December 31, 2008, the customer who accounts for 10% or more of revenue of the Company is presented as follows:

	For the year ended December 31, 2008
	Revenue	Percentage of revenue	Accounts receivable

Customer A, related party	$15,410	50%	$3,871
Customer B	7,705	25%	7,741
Customer C	7,704	25%	-
Total:	$30,819	100%	$11,612

For the period from November 21, 2007 (date of inception) to December 31, 2007, 100% of the Company’s revenues were derived from a single customer located in Hong Kong. As of December 31, 2007, trade receivable due from this customer amounted to $10,250.

For the year ended December 31, 2008 and the period from November 21, 2007 (date of inception) to December 31, 2007, all of the Company’s assets were located in Hong Kong.

(b)         Major vendors

For the year ended December 31, 2008 and the period from November 21, 2007 (date of inception) to December 31, 2007, there is no vendor who account for 10% or more of the cost of service.

(c)         Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

UONLIVE CORPORATION
(FORMERLY CHINA WORLD TRADE CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2008 AND THE PERIOD FROM
NOVEMBER 21, 2007 (DATE OF INCEPTION) TO DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”))

12.  CONCENTRATIONS OF RISK (CONTINUED)

(d)	Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of HK$ converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

13.  COMMITMENTS AND CONTINGENCIES

(a)         Operating lease commitments

The Company rented office spaces under non-cancelable operating lease agreements in Hong Kong and the PRC for periods of 2 months to 3 years, with fixed monthly rentals, expiring in various period/years through March 2011. Costs incurred under these operating leases are recorded as rental expense and totaled approximately $77,048 and $57,695 for the year ended December 31, 2008 and the period from November 21, 2007 (date of inception) to December 31, 2007.

As of December 31, 2008, the future minimum annual operating lease payments are as follows:

Years ending December 31,
2009	$90,435
2010	92,457
2011	23,114

Total	$206,006

(b)         Royalty fee commitments

The Company is committed to pay an annual fee to the Composers and Authors Society of Hong Kong Limited for music playing right on its net radio portal with a term of 2 years, expiring December 31, 2010.

As of December 31, 2008, the future minimum annual payments are as follows:

Years ending December 31,
2009	$10,273
2010	11,557

Total	$21,830

14.	COMPARATIVE FIGURES

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 29, 2008, the Registrant dismissed Child, Van Wagoner & Bradshaw, PLLC (“CVB”) as its independent registered public accounting firm. CVB had been the independent registered public accounting firm for and audited the consolidated financial statements of the Registrant as of December 31, 2007, 2006 and 2005. The reports of CVB on the consolidated financial statements of the Registrant for the past two fiscal years contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for an explanatory paragraph relating to the Registrant’s ability to continue as a "going concern."  The decision to change accountants was approved unanimously by the Board of Directors.

In connection with the audits for the two most recent fiscal years and in connection with CVB’s review of the subsequent interim periods through the date of dismissal on April 29, 2008, there have been no disagreements between the Registrant and CVB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of CVB, would have caused CVB to make reference thereto in their report on the Registrant’s financial statements for these fiscal years.

On April 29, 2008, the Registrant engaged Simon and Edwards, LLP as its independent registered public accounting firm. The Registrant had not consulted with Simon & Edwards, LLP regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on the Registrant’s financial statements, and neither written nor oral advice was provided that would be an important factor considered by the Registrant in reaching a decision as to accounting, auditing or financial reporting issues.

On September 29, 2008, Simon & Edward, LLP, Certified Public Accountants (“Simon & Edward”), was dismissed as the independent registered public accounting firm for the Registrant and a subsidiary, Parure Capital Limited (“Parure Capital”).  Simon & Edward had been the independent registered public accounting firm for and audited the consolidated balance sheet of Parure Capital as of December 31, 2007, and the related consolidated statement of operations, cash flows, and stockholders’ deficit for the period from November 21, 2007 (date of inception) through December 31, 2007.  In addition, Simon & Edward reviewed management’s prepared consolidated financial statements for the Registrant for the fiscal quarters ended March 31, 2008 and June 30, 2008.  All of the foregoing audited financial statements are hereinafter collectively referred to as the “audited financial statements.”

The report of Simon & Edward on the audited financial statements for the period from inception until December 31, 2007 of Parure Capital contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for the statement that the audited financial statements raised substantial doubt about the ability of Parure Capital to continue as a going concern. The dismissal of Simon & Edward was approved unanimously by the Board of Directors.

In connection with Simon & Edward’s audit for the period from inception until December 31, 2007 of Parure Capital, and in connection with Simon & Edward’s review of the consolidated financial statements of the Registrant for the interim periods ending March 31, 2008 and June 30, 2008, and through the date of the change in accountants, there have been no disagreements between Parure Capital, on the one hand, or the Registrant, on the other hand, and Simon & Edward on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Simon & Edward, would have caused Simon & Edward to make reference to the subject matter of the disagreement(s) in their report on Parure Capital or in their review of the Registrant’s financial statements for the interim period.

On September 29, 2008, the Registrant and its subsidiaries engaged ZYCPA Company Limited (formerly Zhong Yi (Hong Kong) C.P.A. Company Limited) (“ZYCPA”) as its independent registered public accounting firm for the review of the interim financial information for the quarter ending September 30, 2008. Simon & Edward’s affiliated firm in Asia, ZYCPA has been auditing the financial statements of Uonlive Limited, a subsidiary of Parure Capital. Accordingly, management of the Registrant elected to continue this existing relationship with ZYCPA and engage it as its independent auditor.

Item 9A.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer, Tsun Sin Man Samuel (“CEO”) and Chief Financial Officer, Hui Chi Kit (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules, regulations and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

ITEM 9A(T).  Controls and Procedures

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting is not effective as of December 31, 2008.

As a result of the evaluation of the effectiveness of the Company’s internal control over financial reporting, referred to in the paragraph above, the Company’s management has identified a material weakness related to its inability to provide management’s annual report on internal control over financial reporting on a timely basis.  A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls

During the year ended December 31, 2008 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our Bylaws provide that we shall have that number of directors determined by the majority vote of the board of directors. Currently we have four directors. Each director will serve until our next annual shareholder meeting. Directors are elected for one-year terms. Our Board of Directors elects our officers at the regular annual meeting of the Board of Directors following the annual meeting of shareholders. Vacancies may be filled by a majority vote of the remaining directors then in office. Our directors and executive officers are as follows:

Name	Age	Position
Tsun Sin Man Samuel	41	Chairman, Chief Executive Officer, Director
Hui Chi Kit	33	Chief Financial Officer
Wong Kin Yu Beta	28	Chief Operating Officer, Director
Carol Kwok	30	Director
Zeng Yang	25	Director

Backgrounds of Directors

Executive Officers and Directors

Mr. Tsun Sin Man Samuel, age 41, Director, Chairman & Chief Executive Officer
Mr. Tsun Sin Man Samuel, who has more than 20 year experience in the acoustic components and ultra-sonic products market, served as the Chief Executive Officer of DB Products Ltd for the period 1988 to 2008, a company specializing in manufacturing of acoustic components. He also served as CEO of DBtronix (Far East) Ltd.  Headquartered in Hong Kong, DB Products Ltd. has introduced over 4,000 models of acoustic components including Magnetic Buzzer, Piezo Element Mechanical Buzzer and speakers into the market place. He established Uonlive Limited on April 2007, which is the first online radio station in Hong Kong.

Mr. Hui Chi Kit, age 33, Chief Financial Officer
Mr. Hui Chi Kit, is the Chief Financial Officer of Uonlive Limited since April 2007. He also the Accounts Manager of DB Products Ltd which he joined in 1997.  Mr. Hui is experienced in accounting and specializes in the manufacturing sector. Before joining DB Products, Mr. Hui was awarded the Certificate of HKCEE from the Hong Kong Education Board when he graduated from St Paul’s College

Mr. Wong Kin Yu Beta, age 28, Chief Operating Officer, Director
Mr. Wong was appointed as Chief Operating Officer of Uonlive Ltd. He was the director of Shining Pearl (HK) Co. Ltd. and the company’s secretary of Hong Kong United Youth Association Ltd. for the period 2006 to 2007.  Mr. Wong graduated from Jinan University and was awarded the Bachelor of Business Administration degree in 2005.

Ms.Carol Kwok, age 30, Director
Ms, Kwok has served as the Director of Administration of DODI Network Tech (Guangzhou) Limited, a company specialized in software development, starting from 2005.  She graduated from the University of Aberdeen, Scotland with a degree of M.Sc. in Finance & Investment Management.

Ms. Yang Zeng, age 25, Director
Ms. Zeng served as the network Engineer of DODI network Tech (Guangzhou) Ltd. from 2005. She is at the final stage of attending a professional training course of Beida Jade Bird Aptech Guangzhou High-Tech Training Centre as Network Engineer. Ms. Zeng graduated from Wuhan Military School of Economics and Management in 2004 with a major in Economics management.

Family Relationships

There are no familial relationships between our officers and directors.

Meetings of Our Board of Directors

The Registrant’s Board of Directors took all actions by unanimous written consent without a meeting during the fiscal year ended December 31, 2008.

The Registrant’s Board of Directors took all actions by unanimous written consent without a meeting during the fiscal year ended December 31, 2007.

Board Committees

Audit Committee. The Company intends to establish an audit committee of the board of directors, which will consist of soon-to-be-nominated independent directors. The audit committee’s duties would be to recommend to the Company’s Board of Directors the engagement of independent auditors to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Company’s Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee. The Company intends to establish a compensation committee of the Board of Directors. The compensation committee would review and approve the Company’s salary and benefits policies, including compensation of executive officers.

Director Compensation

We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director.

Significant Employees

Other than the directors and officer described above, we do not expect any other individuals to make a significant contribution to our business.

Involvement in Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as other employees (the "Code of Ethics"), a copy of which is included as Exhibit 14.1 to our Form 10-KSB for the fiscal year ended December 31, 2005, and is incorporated herein by reference. The Code of Ethics is designed with the intent to deter wrongdoing, and to promote the following:

	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships

–
Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

–	Compliance with applicable governmental laws, rules and regulations

–	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code

–	Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2008. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

Item 11.  Executive Compensation

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

Designing a Competitive Compensation Package

Recruitment and retention of leadership to manage our Company requires a competitive compensation package. Our Board of Directors emphasizes (i) fixed compensation elements of base salary that compare with our compensation peer group of companies, and (ii) variable compensation contingent on above-target performance. The compensation peer group consists of those companies in the Guangdong region that we deem to compete with our Company for executive talent. Individual compensation will vary depending on factors such as performance, job scope, abilities, tenure, and retention risk.

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

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of Uonlive Corporation during the years 2008, 2007 and 2006, except as described below. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by our chief executive officer and other executive officers earning in excess of $100,000 for the past three years.

SUMMARY COMPENSATION TABLE

Name of officer	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonquali- fied Deferred Compen- sation	All Other Compen- sation	Total

William Tsang (1)	2008	Nil	-	-	-	-	-	-	Nil
	2007	150,000	-	-	-	-	-	-	150,000
	2006	150,000							150,000
C.M. Chan (2)	2008	Nil	-	-	-	-	-	-	Nil
	2007	26,419	-	-	-	-	-	-	26,419
	2006	77,062							77,062
Cheung Chi Ho (3)	2008	12,300	-	-	-	-	-	-	12,300
	2007	20,000	-	-	-	-	-	-	20,000
	2006	Nil	-	-	-	-	-	-	Nil
Tsun Sin Man Samuel	2008	Nil	-	-	-	-	-	-	Nil
	2007	Nil	-	-	-	-	-	-	Nil
	2006	Nil							Nil
Hui Chi Kit	2008	11,500	-	-	-	-	-	-	11,500
	2007	Nil	-	-	-	-	-	-	Nil
	2006	Nil							Nil
Wong Kin Yu Beta	2008	27,000	-	-	-	-	-	-	27,000
	2007	12,200	-	-	-	-	-	-	12,200
	2006	Nil							Nil

(1)	Ex-Chairman of China World Trade Corporation
(2)	Ex- CEO of China World Trade Corporation
(3)	Ex-CEO of Uonlive Corporation who resigned on December 9, 2008

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the year ended December 31, 2008.

During the year ended December 31, 2008, none of the named executive officers exercised any stock options.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Employment Agreements

The Company established standard employment agreements with its employee whereby each party may terminate its service to the other party with one month notice.

Equity Compensation Plan

The Company currently does not have any equity compensation plans; however the Company is currently deliberating on implementing an equity compensation plan.

Directors’ and Officers’ Liability Insurance

The Company currently does not have insurance insuring directors and officers against liability; however, the Company is in the process of investigating the availability of such insurance.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

The Company paid service compensation of $27,000 to one of its directors during the reporting period. The Company has not paid its other directors any separate compensation in respect of their services on the board. However, in the future, the Company intends to implement a market-based director compensation program.

Change of Control

As of December 31, 2008 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of December 31, 2008, the number of shares of the Registrant’s Common Stock owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Registrant’s voting stock, and by each of the Registrant’s directors and executive officers and by all its directors and executive officers as a group.

Except as otherwise specified below, the address of each beneficial owner listed below is 5/F, Guangdong Finance Building, 88 Connaught Road West, Hong Kong, People’s Republic of China.

Title of Class	Name	Number of Shares Owned (1)		Percent of Voting Power (2)

Other Principal Stockholders (5%)

Common	William Tsang	21,787,675		10.9%
Common	Oxford Global Capital Limited	60,000,000	(3)	30.1%

Directors and Executive Officers

Common	Tsun Sin Man Samuel, Chairman, CEO and Director	75,000,000	(4)	37.6%
Common	Wong Kin Yu Beta, COO and Director	0		0%
Common	Hui Chi Kit, CFO	0		0%
Common	Carol Kwok, Director	0		0%
Common	Yang Zeng, Director	15,000,000	(5)	7.5%

Common	All Officers and Directors as a Group (5 persons)	90,000,000		45.1%

(1)	Except as otherwise indicated, the shares are owned of record and beneficially by the persons named in the table.
(2)	Based on 199,565,923 shares of common stock issued and outstanding.
(3)
Wanjun Guo is the indirect beneficial owner of the 60,000,000 shares of common stock of the Registrant through Oxford Global Capital Limited, of which Mr. Guo is the beneficial owner of 100% of its share capital.

(4)
Mr. Tsun is the indirect beneficial owner of the 75,000,000 shares of common stock of the Registrant through Dragon Ace Global Limited, of which Mr. Tsun is the beneficial owner of 80% of its share capital.

(5)
Ms. Yang is the indirect beneficial owner of the 15,000,000 shares of common stock of the Registrant through Standford Global Capital Limited, of which Ms. Yang is the beneficial owner of 100% of its share capital.

Item 13.  Certain Relationships, Related Transactions and Director Independence

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

In connection with the Exchange Agreement, the Company transferred the capital stock of Virtual Edge Limited, a British Virgin Islands corporation, China World Trade Corporation, a British Virgin Islands corporation, China Chance Enterprises Limited, a British Virgin Islands corporation, and Rainbow Wish Ltd., a British Virgin Islands corporation, to Top Speed Technologies Ltd., a British Virgin Islands corporation which is wholly owed by William Tsang, the former Chairman and President of the Company.  The corporations whose stock was transferred represented all of the assets and liabilities of the Company, and contain viable, ongoing businesses.  No fairness opinion was sought by the Board of Directors with respect to the transfers and no appraisals were sought by the Board of Directors with respect to the assets indirectly transferred.

Except for the transactions described above, there are no proposed transactions and no transactions during the past two years to which the Company was (or is) a party, and in which any officer, director, or principal stockholder, or their affiliates or associates, was also a party.

The amounts due to related parties represent unsecured advances which are interest-free and repayable on demand.

Director Independence

Our securities are quoted on the OTC Bulletin Board which does not have any director independence requirements.  Once we engage further directors and officers, we will develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Item 14.  Principal Accountant Fees and Services

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered by the accounting firms of Child, Van Wagoner & Bradshaw, PLLC, Simon and Edwards, LLP, and ZYCPA Company Limited (formerly Zhong Yi (Hong Kong) C.P.A. Company Limited), our current independent auditor, and all fees billed for other services rendered by the said firms during those periods.

Year Ended December 31	2008	2007

Audit Fees (1)	52,000	62,847
Audit-Related Fees (2)	-	1,500
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total Accounting Fees and Services	33,000	64,347

(1)
Audit Fee. These are fees for professional services for the audit of the Company's annual financial statements, and for the review of the financial statements included in the Company's filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fee. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of the Company's financial statements.

(3)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(4)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy for Audit and Non-Audit Services

The Company implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in the year ended December 31, 2008.

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) Financial Statements

See “Table of Contents to Consolidated Financial Statements” set forth on page 18.

(a) (2) Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

(a) (3) Exhibits

Exhibit Number	Exhibit Description
2.1	Share Exchange Agreement by and among CWTD, Tsang, Uonlive, Tsun, Hui and Parure Capital, dated March 28, 2008 (1)
2.2	Sale and Purchase Agreement among CWTD, Top Speed Technologies Ltd and Tsang, dated March 28, 2008 (1)
3.1	Articles of Incorporation of the Company(2)
3.2	By-laws of the Company (2)
14.1	Code of Ethics (3)
21.1	List of Subsidiaries
Parure Capital Limited, a corporation organized and existing under the laws of the British Virgin Islands
Uonlive Limited, a corporation organized and existing under the laws of Hong Kong SAR of the People’s Republic of China
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

(1)	Included as an exhibit to our Form 8-K filed with the Commission on April 4, 2008.
(2)	Incorporated by reference from Exhibit 3.1 to CWTD’s Registration Statement on Form 10-SB filed with the Commission on May 18, 1999.
(3)	Incorporated by reference from Exhibit 14.1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.
(4)	Filed herewith.

Reports on Form 8-K Filed in the Last Fiscal Quarter of 2008

(1)
On October 3, 2008, the Company filed a Form 8-K regarding the change in registrant’s certifying accountants from Simon and Edwards, LLP to ZYCPA Company Limited (formerly Zhong Yi (Hong Kong) C.P.A. Company Limited)

(2)
On December 9, 2008, the Company filed a Form 8-K regarding the departure of Mr. Cheung Chi Ho to the position of Chief Executive Officer of the Registrant and the appointment of Mr. Tsun Sin Man Samuel to the position of Chief Executive Officer

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UONLIVE CORPORATION

Date: March 30, 2009	By:	/s/ Tsun Sin Man Samuel
Tsun Sin Man Samuel
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Tsun Sin Man Samuel	Chairman, Chief Executive Officer and Director	March 30, 2009
Tsun Sin Man Samuel
/s/ Hui Chi Kit	Chief Financial Officer	March 30, 2009
Hui Chi Kit
/s/ Wong Kin Yu Beta	Chief Operating Officer and Director	March 30, 2009
Wong Kin Yu Beta
/s/ Carol Kwok	Director	March 30, 2009
Carol Kwok

/s/ Zeng Yang	Director	March 30, 2009
Zeng Yang