Form 10-Q
period 2009-03-31
UONLIVE CORP
filed 2009-05-15
CIK 1081834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b - 2 of the Exchange Act)   Yes ☐No ☒

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: March 31, 2009, 199,565,923 shares.

UONLIVE CORPORATION

Form 10-Q for the period ended March 31, 2009

UONLIVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$47,863	$100
Accounts receivable	11,613	7,741
Accounts receivable, related party	3,870	3,871
Deposits and other receivables	11,749	11,795

Total current assets	75,095	23,507

Non-current assets:
Intangible asset, net	-	-
Plant and equipment, net	244,107	235,832
Deferred tax asset	40,991	40,989

TOTAL ASSETS	$360,193	$300,328

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$22,487	$28,214
Amount due to a shareholder	1,355,097	1,094,211

Total current liabilities	1,377,584	1,122,425

Non-current liabilities:
Note payable to a shareholder	167,703	167,698

TOTAL LIABILITIES	1,545,287	1,290,123

Stockholders’ deficit:
Series A, Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding as of March 31, 2009 and December 31, 2008	500	500
Common stock, $0.001 par value; 200,000,000 shares authorized, 199,565,923 shares issued and outstanding as of March 31, 2009 and December 31, 2008	199,566	199,566
Accumulated deficit	(1,380,259)	(1,185,094)
Accumulated other comprehensive loss	(4,901)	(4,767)

Total stockholders’ deficit	(1,185,094)	(989,795)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$360,193	$300,328

See accompanying notes to the condensed consolidated financial statements.

UONLIVE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended March 31,
	2009	2008

REVENUES, NET
Related party	$3,868	$11,545
Non-related party	3,869	-

Total revenues, net	7,737	11,545

COST OF REVENUE (exclusive of depreciation)	(9,923)	(1,412)

GROSS (LOSS) PROFIT	(2,186)	10,133

Operating expenses:
Sales and marketing	1,543	9,001
General and administrative	191,436	119,150

Total operating expenses	192,979	128,151

LOSS BEFORE INCOME TAXES	(195,165)	(118,018)

Income tax benefit	-	25,437

NET LOSS	$(195,165)	$(92,581)

Other comprehensive loss:
- Foreign currency translation loss	(134)	(689)

COMPREHENSIVE LOSS	$(195,299)	$(93,270)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – Basic and diluted	199,565,923	199,565,923

See accompanying notes to the condensed consolidated financial statements.

UONLIVE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended March 31,
	2009	2008

Cash flow from operating activities:
Net loss	$(195,165)	$(92,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,514	12,832
Impairment charge on intangible asset	-	(25,437)
Changes in operating assets and liabilities:
Accounts receivable	(3,868)	2,566
Deposits and other receivables	46	-
Accounts payable and accrued liabilities	(5,726)	5,000

Net cash used in operating activities	(186,199)	(97,620)

Cash flows from investing activities:
Purchase of plant and equipment	(26,779)	(29,745)

Net cash used in investing activities	(26,779)	(29,745)

Cash flows from financing activities:
Cash from reverse acquisition	-	100
Amount due to a shareholder	260,714	140,194

Net cash provided by financing activities	260,714	140,294

Effect of exchange rate change on cash and cash equivalents	27	23

NET CHANGE IN CASH AND CASH EQUIVALENTS	47,763	12,952

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	100	50,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$47,863	$62,952

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to the condensed consolidated financial statements.

UONLIVE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Series A Convertible preferred stock		Common stock		Accumulated	Accumulated other comprehensive	Total stockholders'
	No. of shares	Amount	No. of shares	Amount	deficit	loss	deficit

Balance as of January 1, 2009	500,000	$500	199,565,923	$199,566	$(1,185,094)	$(4,767)	$(989,795)

Loss for the period	-	-	-	-	(195,165)	-	(195,165)

Foreign currency translation adjustment	-	-	-	-	-	(134)	(134)

Balance as of March 31, 2009	500,000	$500	199,566,923	$199,566	$(1,380,259)	$(4,901)	$(1,185,094)

See accompanying notes to the condensed consolidated financial statements

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－1                                BASIS OF PRESENTATION

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

In the opinion of management, the consolidated balance sheet as of December 31, 2008 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009 or for any future periods.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE－2                                DESCRIPTION OF BUSINESS AND ORGANIZATION

Uonlive Corporation (“UOLV” or the “Company”) was incorporated under the laws of the State of Nevada on January 29, 1998 as Weston International Development Corporation. On July 28, 1998, the name was changed to Txon International Development Corporation. On September 15, 2000, the Company changed to its company name to China World Trade Corporation. On July 2, 2008, the Company further changed its company to Uonlive Corporation.

UOLV, through its subsidiaries, mainly engages in the provision of online multimedia and advertising service and the operation of an online radio station in Sheung Wan, Hong Kong. All the operations and assets are located in Hong Kong.

UOLV and its subsidiaries are hereinafter collectively referred to as “the Company”.

NOTE－3                                GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2009, the Company had incurred a net operating loss of $195,165 and the stockholders’ deficit of $1,185,094. The continuation of the Company is dependent upon the continuing financial support of shareholders and obtaining short-term and long-term financing, generating significant revenue and achieving profitability. The actions involve certain cost-saving initiatives and growing strategies, including rapid promotion and marketing the radio program in the Hong Kong. As a result, the condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－4                                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

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

Accounts receivable consist primarily of trade receivables. Accounts receivable are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts. Management reviews and adjusts this allowance periodically based on historical experience, current economic climate as well as its evaluation of the collectibility of outstanding accounts. The Company evaluates the credit risks of its customers utilizing historical data and estimates of future performance. For the three months ended March 31, 2009 and 2008, the Company did not provide an allowance for doubtful accounts, nor have been any write-offs.

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－4                                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Depreciation expense for the three months ended March 31, 2009 and 2008 was $18,514 and $12,832, respectively.

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

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－4                                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

●	Impairment of long-lived assets

Long-lived assets primarily include plant and equipment and intangible asset. In accordance with the Statement of Financial Accounting Standard ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. As of March 31, 2009, the accumulated impairment of $167,698 was fully provided to online radio broadcasting technology.

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

The Company also adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. In accordance with FIN 48, the Company also adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. For the period ended March 31, 2009, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2009, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－4                                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The reporting currency of the Company is the United States dollars ("US$") and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company’s subsidiaries in Hong Kong maintain their books and record in their local currency, Hong Kong Dollars ("HK$"), which is functional currencies as being the primary currency of the economic environment in which their operations are conducted.

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective period:

	Three months ended March 31,
	2009	2008
Period-end rates HK$:US$1 exchange rate	7.7505	7.7827
Average rates HK$:US$1 exchange rate	7.7548	7.7954

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－4                                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, deposits and other receivables, amounts due to a shareholder, accounts payable and accrued liabilities.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective period end.

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

In December 2007, the FASB issued a revision to SFAS No. 141, “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) revises the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Specifically, SFAS No. 141(R) will change the accounting for acquisition costs, noncontrolling interests, acquired contingent liabilities, restructuring costs associated with a combination and certain tax-related items, as well as require additional disclosures. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is required to apply SFAS No. 141(R) to any acquisitions in 2009 or thereafter.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS No. 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. The Company’s adoption of SFAS No. 160 on January 1, 2009 did not have an impact on its consolidated results of operations or financial position.

In December 2008, the FASB issues Staff Position (“FSP”) No. 140-4 and FIN 46(R)-8, “Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities”. The purpose of this FSP is to promptly increase disclosures by public entities and enterprises until the pending amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, (“SFAS No. 140”) and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, (“FIN 46(R)”) are finalized and approved by the FASB. The FSP is effective for reporting periods (interim and annual) ending after December 15, 2008. This adoption did not have any impact on the consolidated financial statements.

On January 12, 2009, the FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－5                                INTANGIBLE ASSET, NET

Intangible asset represents the online radio broadcasting technology with a historical cost of $167,698. For the year ended December 31, 2008, the Company provided an impairment loss in full amount as the carrying value of the intangible asset exceeded its fair value.

NOTE－6	AMOUNT DUE TO A SHAREHOLDER

As of March 31, 2009 and December 31, 2008, the amounts of $1,355,097 and $1,094,211 represented temporary advances for working capital purposes from a major shareholder, Mr. Samuel Tsun, which were unsecured, interest free and has no fixed terms of repayment.

NOTE－7                                INCOME TAXES

The Company generated an operating loss for the period ended March 31, 2009 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

United States of America

UOLV is registered in the State of Nevada and is subject to the tax laws of United States of America and has no operation for the period ended March 31, 2009.

British Virgin Island

Under the current BVI law, the Company’s subsidiary, PCL is not subject to tax on income.

Hong Kong

The Company’s subsidiary, Uonlive is subject to Hong Kong Profits Tax at the statutory rate of 16.5% on its assessable income for the period ended March 31, 2009 and December 31, 2008, respectively. For the period ended March 31, 2009, Uonlive incurred an operating loss of $161,333 for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $143,356 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Deferred tax assets:
Net operating loss carryforward	184,347	167,221
Less: valuation allowance	(143,356)	(126,232)
Net deferred tax assets	$40,991	$40,989

As of March 31, 2009 and December 31, 2008, a valuation allowance of $143,356 and $126,232 was provided to the deferred tax assets due to the uncertainty surrounding their realization. For the three months ended March 31, 2009, the valuation allowance increased by $17,124, primarily relating to net operating loss carryforwards from the foreign tax regime.

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－8                                RELATED PARTY TRANSACTIONS

(a)         Accounts receivable and sales – related company

For the three months ended March 31, 2009 and 2008, the Company earned sales revenue of $3,868 and $11,545 from Dbtronix (Far East) Ltd., which was controlled by Mr. Samuel Tsun, a director and shareholder of the Company in a normal course of business.

As of March 31, 2009 and December 31, 2008, accounts receivable from a related party was amounted to $3,870 and $3,871.

(b)         Amounts due to a shareholder

For the three months ended March 31, 2009 and 2008, Mr. Samuel Tsun, a director and shareholder of the Company made the advances to the Company for the use of working capital.

As of March 31, 2009 and December 31, 2008, the balance due to a shareholder is $1,355,097 and $1,094,211 which was unsecured, interest free and had no fixed repayment term.

(c)         Note payable to a shareholder

As of March 31, 2009 and December 31, 2008, the balance due to a shareholder is $167,703 and $167,698 which was unsecured, interest free and had no fixed repayment term.

(d)           IT service cost paid to a related company

For the three months ended March 31, 2009 and 2008, the Company paid IT service cost of $6,511 and $17,978, respectively to the related company, which was controlled by Mr. Samuel Tsun, a director of the Company at the current market value in a normal course of business.

(e)         Rent charge paid to a related company

For the three months ended March 31, 2009 and 2008, the Company paid rent charge of $19,343 and $19,242 respectively to the related company, which was controlled by Mr. Samuel Tsun, a director of the Company at the current market value in a normal course of business.

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－9                                CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three months ended March 31, 2009, the customer who accounts for 10% or more of revenue of the Company is presented as follows:

	Period ended March 31, 2009
	Revenue	Percentage of revenue	Accounts receivable

Customer A	$3,869	50%	$11,613
Customer B	3,868	50%	3,870

Total:	$7,737	100%	$15,483

For the three months ended March 31, 2008, 100% of the Company’s revenues were derived from a related party located in Hong Kong. As of March 31, 2008, trade receivable due from this related party amounted to $7,709.

For the three months ended March 31, 2009 and 2008, all of the Company’s assets located in Hong Kong.

(b)         Major vendors

For the three months ended March 31, 2009 and 2008, there is no vendor who account for 10% or more of the cost of service.

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

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－10                                COMMITMENTS AND CONTINGENCIES

(a)         Operating lease commitments

The Company rented office spaces under a non-cancelable operating lease agreement in Hong Kong for periods of 3 years, with fixed monthly rentals, expiring in March 2011. Costs incurred under these operating leases are recorded as rental expense and totaled approximately $19,343 and $19,242 for the three months ended March 31, 2009 and 2008.

As of March 31, 2009, the future minimum annual operating lease payments are as follows:

Period ending March 31,
2010	92,846
2011	92,846

Total	$185,692

(b)         Royalty fee commitments

The Company is committed to pay an annual fee to the Composers and Authors Society of Hong Kong Limited for music playing right on its net radio portal with a term of 2 years, expiring December 31, 2010. As of March 31, 2009, the Company has future minimum contingent payment of $21,830 in the next 12 months.

NOTE－11                                COMPARATIVE FIGURES

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated Financial Statements of the Company for the three-month period ended March 31, 2009 and 2008 and related notes thereto.

THREE-MONTH PERIOD ENDED MARCH 31, 2009 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2008

Operating Revenue

We recorded a total of $7,737 consolidated revenue for the three-month period ended March 31, 2009 compared to $11,545 for the same corresponding period in 2008. The decrease was mainly due to a difficult business environment because of the financial turmoil that started in the last quarter of 2008. The consolidated gross loss for the three-month period ended March 31, 2009 recorded at $2,186, which accounted for 28.3% of total revenue. The gross loss was mainly due to the fixed expense on the server and communication lines rental

Operating Expenses

Operating expenses for the three-month period ended March 31, 2009 increased to $192,979 from $128,151 in the corresponding period of 2008, or 2,494% of the total revenue, which consisted of $1,543 for sales and marketing expenses or 19.9% of revenue and $191,436, or 2,474% of revenue, accounted for general and administrative expenses.  The general and administrative expense included approximately $65,700 of salaries expense and labour charge, approximately $21,715 of rental expense, approximately $8,800 of consulting fees, approximately $18,500 depreciation expense and approximately $14,700 of computer system maintenance expense.

Impairment and Depreciation

During the three-month period ended March 31, 2009, we incurred $18,514 of depreciation expenses and $0 of impairment charges relating to online radio technology compared to $12,832 and $(25,437) for the same corresponding period in 2008.

Net Loss/Comprehensive Loss

We incurred a net loss of $195,165 for the three-month period ended March 31, 2009, comparing to $92,581 for the corresponding period in the year 2008.

We accounted for a comprehensive loss of $195,299 for the three-month period ended March 31, 2009 comparing to $93,270 for the same corresponding period in the year of 2008 due to the sluggish economy and slpow market in Hong Kong. The management is expecting a better performance for the coming quarters.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 2009, net cash used in operating activities was $186,199, which included a net loss of $195,165; used in depreciation of approximately $18,500. During the period, we had a decrease in account receivables of approximately $3,800 which was offset by the increase of accounts payables of approximately $4,300.  Net cash used in investing activities was $26,779, which was used for the purchase of plant and equipment. Net cash provided by financing activities accounted for $260,714, which was an amount due to a shareholder.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4(A)T – INTERNAL CONTROL OVER FINANCIAL REPORTING

(a)       The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2009.

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

None.

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

UONLIVE CORPORATION
(Registrant)

May 15, 2009	/s/ Tsun Sin Man Samuel
Tsun Sin Man Samuel
Chief Executive Officer and Director
(Principal Executive Officer)

May 15, 2009	/s/ Hui Chi Kit
Hui Chi Kit
Chief Financial Officer
(Principal Financial and Accounting Officer)