Form 10-Q
period 2009-06-30
UONLIVE CORP
filed 2009-08-11
CIK 1081834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large Accelerated Filer ☐    Accelerated Filer ☐    Non-accelerated Filer ☒    Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):      Yes ☐     No ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: June 30, 2009, 199,565,923 shares.

UONLIVE CORPORATION

Form 10-Q for the period ended June 30, 2009

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008	3

Condensed Consolidated Statements of Operations And Comprehensive Loss for the three and six months ended June 30, 2009 and 2008 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 (Unaudited)	5

Condensed Consolidated Statement of Stockholders’ Deficit for the six months ended June 30, 2009	6

Notes to Condensed Consolidated Financial Statements	7 - 15

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4 - CONTROLS AND PROCEDURES	19

ITEM 4T – INTERNAL CONTROL OVER FINANCIAL REPORTING	19

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS	19

SIGNATURES	20

UONLIVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$25,740	$100
Accounts receivable	8,774	7,741
Accounts receivable, related party	-	3,871
Deposits and other receivables	11,750	11,795

Total current assets	46,264	23,507

Non-current assets:
Intangible asset, net	-	-
Plant and equipment, net	265,651	235,832
Deferred tax asset	40,991	40,989

TOTAL ASSETS	$352,906	$300,328

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$22,503	$28,214
Amount due to a shareholder	1,548,516	1,094,211

Total current liabilities	1,571,019	1,122,425

Non-current liabilities:
Note payable to a shareholder	167,705	167,698

TOTAL LIABILITIES	1,738,724	1,290,123

Stockholders’ deficit:
Series A, Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized, 500,000 shares issued and out outstanding as of June 30, 2009 and December 31, 2008	500	500
Common stock, $0.001 par value; 200,000,000 shares authorized; 199,565,923 shares issued and outstanding as of June 30, 2009 and December 31, 2008	199,566	199,566
Accumulated deficit	(1,580,943)	(1,185,094)
Accumulated other comprehensive loss	(4,941)	(4,767)

Total stockholders’ deficit	(1,385,818)	(989,795)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$352,906	$300,328

See accompanying notes to the condensed consolidated financial statements.

UONLIVE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

REVENUES, NET
- Related party	$3,871	$3,844	$7,739	$15,389
- Non-related party	7,391	-	11,260	-

Total revenues, net	11,262	3,844	18,999	15,389

COST OF REVENUE (exclusive of depreciation)	(9,927)	(10,373)	(19,850)	(11,785)

GROSS PROFIT (LOSS)	1,335	(6,529)	(851)	3,604

Operating expenses:
Sales and marketing	-	4,391	1,543	13,392
General and administrative	202,019	210,083	393,455	329,233

Total operating expenses	202,019	214,474	394,998	342,625

LOSS BEFORE INCOME TAXES	(200,684)	(221,003)	(395,849)	(339,021)

Income tax expense	-	(7)	-	25,430

NET LOSS	$(200,684)	$(221,010)	$(395,849)	$(313,591)

Other comprehensive income:
- Foreign currency translation gain	(40)	2,164	(174)	1,475

COMPREHENSIVE LOSS	$(200,724)	$(218,846)	$(396,023)	$(312,116)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding during the period – basic and diluted	199,565,923	199,565,923	199,565,923	199,565,923

See accompanying notes to the condensed consolidated financial statements.

UONLIVE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended June 30,
	2009	2008

Cash flow from operating activities:
Net loss	$(395,849)	$(313,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29,541	27,283
Deferred tax asset	-	(25,430)
Changes in operating assets and liabilities:
Accounts receivable	2,837	10,260
Deposits and other receivables	45	-
Accounts payable and accrued liabilities	(5,710)	(4,247)
Net cash used in operating activities	(369,136)	(305,725)

Cash flows from investing activities:
Cash from reverse acquisition	-	100
Purchase of plant and equipment	(59,341)	(38,883)
Net cash used in investing activities	(59,341)	(38,783)

Cash flows from financing activities:
Amount due to a director	454,108	528,831
Amount due to related company	-	(57,711)
Net cash provided by financing activities	454,108	471,120

Effect of exchange rate change on cash and cash equivalents	9	1,158

NET CHANGE IN CASH AND CASH EQUIVALENTS	25,640	127,770

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	100	50,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,740	$177,770

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to the condensed consolidated financial statements

UONLIVE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Series A Convertible preferred stock		Common stock			Accumulated other	Total
	No. of Shares	Amount	No. of shares	Amount	Accumulated deficit	comprehensive loss	stockholders' deficit

Balance as of January 1, 2009	500,000	$500	199,565,923	$199,566	$(1,185,094)	$(4,767)	$(989,795)

Loss for the period	-	-	-	-	(395,849)	-	(395,849)

Foreign currency translation adjustment	-	-	-	-	-	(174)	(174)

Balance as of June 30, 2009	500,000	$500	199,565,923	$199,566	$(1,580,943)	$(4,941)	$(1,385,818)

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

In the opinion of management, the consolidated balance sheet as of December 31, 2008 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009 or for any future periods.

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

As of June 30, 2009, the Company had incurred a net operating loss of $395,849 and the stockholders’ deficit of $1,580,943. The continuation of the Company is dependent upon the continuing financial support of shareholders and generating significant revenue and achieving profitability. The actions involve certain cost-saving initiatives and growing strategies, including rapid promotion and marketing the radio program in the Hong Kong and China. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.
These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

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

Accounts receivable consist primarily of trade receivables. Accounts receivable are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts. Management reviews and adjusts this allowance periodically based on historical experience, current economic climate as well as its evaluation of the collectibility of outstanding accounts. The Company evaluates the credit risks of its customers utilizing historical data and estimates of future performance. For the six months ended June 30, 2009 and 2008, the Company did not provide an allowance for doubtful accounts, nor have been any write-offs.

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

Depreciation expense for the three and six months ended June 30, 2009 and 2008 was $11,026, $29,541 and $12,832, $27,283, respectively.

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE－4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

●	Intangible asset

Intangible asset represents the acquisition cost of online radio broadcasting technology and its domain name paid to Mr. Samuel Tsun, a shareholder and director of the Company at the fair value of $167,698. Purchased technical know-how includes webpage development cost, acquisition cost of domain name of www.uonlive.com, online radio technology, broadcasting technical and procedural manuals, with an indefinite useful life.

In accordance with the Statement of Financial Accounting Standard ("SFAS") No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), if an intangible asset is determined to have an indefinite useful life, it should not be amortized until its useful life is determined to be no longer indefinite. The asset’s remaining useful life should be reviewed each reporting period. If such an asset is later determined to have a finite useful life, the asset should be tested for impairment. That asset should then be amortized prospectively over its estimated remaining useful life and accounted for in the same way as intangible assets subject to amortization. An intangible asset that is not subject to amortization should be tested for impairment at least annually.

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

Based on the results of the Company's discounted cash flows calculation, the Company evaluated that the carrying value of the intangible asset exceeded its fair value and recognized a full impairment loss of $166,908 for the year ended December 31, 2008.

●	Impairment of long-lived assets

Long-lived assets primarily include plant and equipment and intangible asset. In accordance with the SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset.

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

The Company also adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. In accordance with FIN 48, the Company also adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. For the period ended June 30, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2009, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE－4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective period:

	Six months ended June 30,
	2009	2008
Period-end rates HK$:US$1 exchange rate	7.7504	7.7503
Average rates HK$:US$1 exchange rate	7.7530	7.8000

●	Fair value of financial instruments

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

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE－4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting.” (“FAS 107”) This FSP requires publicly-traded entities to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by FAS 107. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 for the period ending June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of FAS 165 for the quarter ended June 30, 2009. The adoption of FAS 165 did not have a material effect on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140” (“FAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. FAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt FAS 166 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. FAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt FAS 167 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“FAS 168”). FAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standard Codification ™ ” (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of FAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. FAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated this new statement, and has determined that it will not have a significant impact on the determination or reporting of the financial results.

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE－5	AMOUNT DUE TO A SHAREHOLDER

As of June 30, 2009 and December 31, 2008, the amounts of $1,548,516 and $1,094,211 represented temporary advances for working capital purposes from a major shareholder, Mr. Samuel Tsun, which were unsecured, interest free and has no fixed terms of repayment.

NOTE－6   INCOME TAXES

The Company generated an operating loss for the period ended June 30, 2009 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

United States of America

UOLV is registered in the State of Nevada and is subject to the tax laws of United States of America and has no operation for the period ended June 30, 2009.

British Virgin Island

Under the current BVI law, the Company’s subsidiary, PCL is not subject to tax on income.

Hong Kong

The Company’s subsidiary, Uonlive is subject to Hong Kong Profits Tax at the statutory rate of 16.5% on its assessable income for the period ended June 30, 2009 and December 31, 2008, respectively. For the period ended June 30, 2009, Uonlive incurred an operating loss of $302,813 for income tax purposes. For the six months ended June 30, 2009, the Company has provided for a valuation allowance of $166,720 against the deferred tax assets of $207,711 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Deferred tax assets:
Net operating loss carryforwards	$207,711	$167,221
Less: valuation allowance	(166,720)	(126,232)
Net deferred tax assets	$40,991	$40,989

For the six months ended June 30, 2009, the valuation allowance increased by $40,488, primarily relating to net operating loss carryforwards from the foreign tax regime.

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE－7   RELATED PARTY TRANSACTIONS

(a)         Accounts receivable and sales – related company

For the six months ended June 30, 2009 and 2008, the Company earned sales revenue of $7,739 and $15,389 from Dbtronix (Far East) Ltd., which was controlled by Mr. Samuel Tsun, a director and shareholder of the Company in a normal course of business.

As of June 30, 2009 and December 31, 2008, accounts receivable from a related party was amounted to $0 and $3,871.

(b)         Amounts due to a shareholder

As of June 30, 2009 and December 31, 2008, the balance due to a shareholder totaling $1,548,516 and $1,094,211 represented temporary advance for working capital purpose, which was unsecured, interest free and had no fixed repayment term.

(c)         Note payable to a shareholder

As of June 30, 2009 and December 31, 2008, the balance due to a shareholder is $167,705 and $167,698 which was unsecured, interest free and had no fixed repayment term.

(d)           IT service cost paid to a related company

For the six months ended June 30, 2009 and 2008, the Company paid IT service cost of $17,026 and $3,095, respectively to the related company, which was controlled by Mr. Samuel Tsun, a director of the Company at the current market value in a normal course of business.

(e)         Rent charge paid to a related company

For the six months ended June 30, 2009 and 2008, the Company paid rent charge of $42,564 and $38,474 respectively to the related company, which was controlled by Mr. Samuel Tsun, a director of the Company at the current market value in a normal course of business.

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE－8   CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three and six months ended June 30, 2009 and 2008, customers who account for 10% or more of revenues and their outstanding balances as at period-end dates, are presented as follows:

	Three months ended June 30, 2009		June 30, 2009
	Revenue	Percentage of revenue	Accounts receivable

Customer A	$3,870	34%	$-
Customer B	2,489	22%	-
Customer C	3,870	34%	7,742
Total:	$10,229	90%	$7,742

	Six months ended June 30, 2009		June 30, 2009
	Revenue	Percentage of revenue	Accounts receivable

Customer A	$7,739	41%	$-
Customer B	2,489	13%	-
Customer C	7,739	41%	7,742
Total:	$17,967	95%	$7,742

For the three and six months ended June 30, 2008, 100% of the Company’s revenues were derived from a single customer located in Hong Kong. As of June 30, 2008, there is no trade receivable outstanding.

(b)         Major vendors

For the three and six months ended June 30, 2009 and 2008, there is no vendor who accounts for 10% or more of the cost of service.

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

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE－9   COMMITMENTS AND CONTINGENCIES

(a)         Operating lease commitments

The Company rented office spaces under a non-cancelable operating lease agreement in Hong Kong for periods of 3 years, with fixed monthly rentals, expiring in March 2011. Costs incurred under these operating leases are recorded as rental expense and totaled approximately $42,564 and $38,474 for the six months ended June 30, 2009 and 2008.

As of June 30, 2009, the future minimum annual operating lease payments are as follows:

Years ending June 30:
2010	98,691
2011	69,674

Total	$168,365

(b)         Royalty fee commitments

The Company is committed to pay an annual fee to the Composers and Authors Society of Hong Kong Limited for music playing right on its net radio portal with a term of 2 years, expiring December 31, 2010. As of June 30, 2009, the Company has future minimum contingent payment of $10,322 in the next 12 months.

NOTE－10   COMPARATIVE FIGURES

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

NOTE－11   SUBSEQUENT EVENT

On June 17, 2009, the Company filed a Definitive Schedule 14C with the Commission and on June 26, 2009 mailed the Information Statement to shareholders in accordance with Rule 14C-2 in connection with a 1:100 reverse stock split.  The reverse stock split has not yet become effective with NASDAQ, although it was authorized by the Company’s board of directors and majority shareholders.

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated Financial Statements of the Company for the three-month period ended June 30, 2009 and 2008 and related notes thereto.

THREE-MONTH PERIOD ENDED JUNE 30, 2009 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2008

Operating Revenue

We recorded a total of $11,262 consolidated revenue for the three-month period ended June 30, 2009 compared to $3,844 for the same corresponding period in 2008. The increase was mainly due to new business solicited by our sales team.  The consolidated gross profit for the three-month period ended June 30, 2009 recorded at $1,335, which accounted for 11.8% of total revenue, or an increase of 120.4%, compared to a gross loss of $6,529 for the same corresponding period in 2008.

Operating Expenses

Operating expenses for the three-month period ended June 30, 2009 decreased to $202,019 from $214,474 in the corresponding period of 2008, or 1,793% of the total revenue, which was mainly from general and administrative expenses.  The general and administrative expense included approximately $52,000 of salaries expense and labor charge, approximately $25,300 of rental expense, approximately $34,900 of consulting fees, approximately $29,600 depreciation expenses, approximately $49,800 of professional fees and approximately $34,600 of computer system maintenance expense.

Impairment and Depreciation

During the three-month period ended June 30, 2009, we incurred $11,000 of depreciation expenses and nil of impairment charges relating to online radio technology compared to $27,200 and nil for the same corresponding period in 2008.

Net Loss/ Comprehensive Loss

We incurred a net loss of $200,684 for the three-month period ended June 30, 2009, comparing to $221,010 for the corresponding period in the year 2008.

We accounted for a comprehensive loss of $40 for the three-month period ended June 30, 2009 comparing to a comprehensive profit of  $2,164 for the same corresponding period in the year of 2008, which was due to foreign exchange gain.

SIX-MONTH PERIOD ENDED JUNE 30, 2009 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2008

Operating Revenue

We recorded a total of $18,999 consolidated revenue for the period ended June 30, 2009 compared to $15,389 for the same corresponding period in 2008, an increase of 23.5%.  The increase was mainly due to increased sales to the customers and an increase in the number of clients.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the period ended June 30, 2009 increased by $52,373 to $394,998, or 2,079% of the total revenue, which consisted of approximately $1,500 for sales and marketing expenses or 7.9% of revenue.  Approximately $393,400 or 2,071% of revenue accounted for general and administrative expenses, an increase of approximately $64,000 compared to the same corresponding period in 2008.  The general and administrative expense included approximately $121,100 of salaries expense, approximately $47,000 of rental expense, approximately $78,900 of consultancy fees, approximately $62,200 of professional fees and approximately $59,000 of computer system maintenance expense.

Impairment and Depreciation

During the reporting period, we incurred approximately $29,600 for depreciation expenses.

Net Loss/ Comprehensive Income (loss)

We incurred a net loss of approximately $395,800 for the period ended June 30, 2009, an increase of approximately $56,800 from the corresponding period in the year 2008. We accounted for a minimum comprehensive loss of approximately $174 for the period ended June 30, 2009 compared to a comprehensive income of $ 1,475 for the same corresponding period in the year of 2008.

LIQUIDITY AND CAPITAL RESOURCES

During the period ended June 30, 2009, net cash used in operating activities was $369,136, which included a net loss of $395,849, use in depreciation of approximately $29,500, and a decrease in accounts receivable of approximately $2,800, which was offset by the increase in accounts payable of approximately $5,700.  We accounted net cash used in investing activities of $59,341, which was used to purchase plant and equipment. Net cash provided by financing activities accounted for $454,108, which was an amount due to a shareholder.

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

ITEM 4 - CONTROLS AND PROCEDURES

 The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of June 30, 2009, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended June 30, 2009, there were no changes in the internal controls of the Company over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

ITEM 4T – INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2009.

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

UONLIVE CORPORATION
(Registrant)

August 11, 2009	/s/ Tsun Sin Man Samuel
Tsun Sin Man Samuel
Chief Executive Officer and Director
(Principal Executive Officer)

August 11, 2009	/s/ Hui Chi Kit
Hui Chi Kit
Chief Financial Officer
(Principal Financial and Accounting Officer)