Form 10-Q
period 2009-09-30
UONLIVE CORP
filed 2009-11-13
CIK 1081834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 2, 2009, 1,996,112 shares.

UONLIVE CORPORATION

Form 10-Q for the period ended September 30, 2009

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008 (Audited)	3

Condensed Consolidated Statements of Operations And Comprehensive Loss for the Three and Nine Months Ended September 30, 2009 and 2008 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 (Unaudited)	5

Condensed Consolidated Statement of Stockholders’ Deficit for the Nine Months Ended September 30, 2009	6

Notes to Condensed Consolidated Financial Statements	7 - 15

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4 - CONTROLS AND PROCEDURES	18

ITEM 4T – INTERNAL CONTROL OVER FINANCIAL REPORTING	19

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS	19

SIGNATURES	20

UONLIVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$41,461	$100
Accounts receivable	11,612	7,741
Accounts receivable, related party	3,871	3,871
Deposits and other receivables	11,878	11,795

Total current assets	68,822	23,507

Non-current assets:
Intangible asset, net	-	-
Plant and equipment, net	244,834	235,832
Deferred tax asset	-	40,989

TOTAL ASSETS	$313,656	$300,328

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$22,014	$28,214
Amount due to a shareholder	1,756,127	1,094,211

Total current liabilities	1,778,141	1,122,425

Non-current liabilities:
Note payable to a shareholder	167,705	167,698

TOTAL LIABILITIES	1,945,846	1,290,123

Stockholders’ deficit:
Series A, Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding as of September 30, 2009 and December 31, 2008	500	500
Common stock, $0.001 par value; 200,000,000 shares authorized; 1,996,081 shares issued and outstanding as of September 30, 2009 and December 31, 2008	1,996	1,996
Additional paid-in capital	197,570	197,570
Accumulated deficit	(1,827,298)	(1,185,094)
Accumulated other comprehensive loss	(4,958)	(4,767)

Total stockholders’ deficit	(1,632,190)	(989,795)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$313,656	$300,328

See accompanying notes to the condensed consolidated financial statements.

UONLIVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

REVENUES, NET
- Related party	$3,870	$3,847	$11,609	$11,541
- Non-related party	3,870	3,846	15,131	11,541

Total revenues, net	7,740	7,693	26,740	23,082

COST OF REVENUE (exclusive of depreciation)	9,928	1,404	29,778	1,404

GROSS PROFIT (LOSS)	(2,188)	6,289	(3,038)	21,678

Operating expenses:
Sales and marketing	2,227	1,917	3,770	15,309
Impairment charge on intangible asset	-	166,673	-	166,673
General and administrative	200,950	176,729	594,405	517,747

Total operating expenses	203,177	345,319	598,175	699,729

LOSS BEFORE INCOME TAXES	(205,365)	(339,030)	(601,213)	(678,051)

Income tax expense	(40,991)	-	(40,991)	-

NET LOSS	$(246,356)	$(339,030)	$(642,204)	$(678,051)

Other comprehensive loss:
- Foreign currency translation loss	(17)	(4,587)	(191)	(3,112)

COMPREHENSIVE LOSS	$(246,373)	$(343,617)	$(642,395)	$(681,163)

Net loss per share – basic and diluted	$(0.12)	$(0.17)	$(0.32)	$(0.34)

Weighted average shares outstanding during the period – basic and diluted	1,996,081	1,996,081	1,996,081	1,996,081

See accompanying notes to the condensed consolidated financial statements.

UONLIVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended September 30,
	2009	2008

Cash flow from operating activities:
Net loss	$(642,204)	$(678,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	55,384	41,870
Impairment charge on intangible asset	-	166,673
Deferred tax expense	40,991	-
Changes in operating assets and liabilities:
Accounts receivable	(3,871)	2,565
Deposits and other receivables	(83)	(3,063)
Accounts payable and accrued liabilities	(6,200)	(13,017)
Amount due to a related company	-	(57,704)

Net cash used in operating activities	(555,983)	(540,727)

Cash flows from investing activities:
Purchase of plant and equipment	(64,391)	(62,552)

Net cash used in investing activities	(64,391)	(62,522)

Cash flows from financing activities:
Advances from a shareholder	661,916	594,172

Net cash provided by financing activities	661,916	594,172

Effect of exchange rate change on cash and cash equivalents	(181)	257

NET CHANGE IN CASH AND CASH EQUIVALENTS	41,361	(8,850)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	100	50,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,461	$41,150

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to the condensed consolidated financial statements.

UONLIVE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Series A Convertible preferred stock		Common stock
	No. of shares	Amount	No. of shares	Amount	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit

Balance as of January 1, 2009 (as adjusted)	500,000	$500	1,996,081	$1,996	$197,570	$(1,185,094)	$(4,767)	$(989,795)

Net loss for the period	-	-	-	-	-	(642,204)	-	(642,204)

Foreign currency translation adjustment	-	-	-	-	-	-	(191)	(191)

Balance as of September 30, 2009	500,000	$500	1,996,081	$1,996	$197,570	$(1,827,298)	$(4,958)	$(1,632,190)

See accompanying notes to the condensed consolidated financial statements.

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
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

In the opinion of management, the consolidated balance sheet as of December 31, 2008 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009 or for any future periods.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2  -   DESCRIPTION OF BUSINESS AND ORGANIZATION

Uonlive Corporation (“UOLI” or the “Company”) was incorporated under the laws of the State of Nevada on January 29, 1998 as Weston International Development Corporation. On July 28, 1998, the name was changed to Txon International Development Corporation. On September 15, 2000, the Company changed its company name to China World Trade Corporation. On July 2, 2008, the Company further changed the name of its company to Uonlive Corporation.

UOLI, through its subsidiaries, mainly engages in the provision of online multimedia and advertising services and the operation of an online radio station in Sheung Wan, Hong Kong. All the operations and assets are located in Hong Kong.

UOLI and its subsidiaries are hereinafter collectively referred to as “the Company.”

NOTE 3  -  GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the period ended September 30, 2009, the Company has incurred a net loss of $642,204 and experienced negative cash flows from operations of $555,983 with an accumulated deficit of $1,827,298 as of that date. The continuation of the Company is dependent upon the continuing financial support of shareholders and generating significant revenue and achieving profitability. The actions involve certain cost-saving initiatives and growing strategies, including rapid promotion and marketing the radio program in the Hong Kong and China. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
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

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

●	Basis of consolidation

The condensed consolidated financial statements include the financial statements of UOLI and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Accounts receivable

Accounts receivable consist primarily of trade receivables. Accounts receivable are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts. Management reviews and adjusts this allowance periodically based on historical experience, current economic climate as well as its evaluation of the collectibility of outstanding accounts. The Company evaluates the credit risks of its customers utilizing historical data and estimates of future performance. For the nine months ended September 30, 2009 and 2008, the Company did not provide an allowance for doubtful accounts, nor have been any write-offs.

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

Depreciation expense for the three months ended September 30, 2009 and 2008 was $25,843 and $14,587, respectively.

Depreciation expense for the nine months ended September 30, 2009 and 2008 was $55,384 and $41,870, respectively.

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 4  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

●	Intangible asset

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

In accordance with the provisions of Accounting Standards Codification ("ASC") ASC Topic 350-50, “General Intangibles Other Than Goodwill” (“ASC 350”), if an intangible asset is determined to have an indefinite useful life, it should not be amortized until its useful life is determined to be no longer indefinite. The asset’s remaining useful life should be reviewed each reporting period. If such an asset is later determined to have a finite useful life, the asset should be tested for impairment. That asset should then be amortized prospectively over its estimated remaining useful life and accounted for in the same way as intangible assets subject to amortization. An intangible asset that is not subject to amortization should be tested for impairment at least annually.

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

Based on the results of the Company's discounted cash flows calculation, the Company evaluated that the carrying value of the intangible asset exceeded its fair value and recognized a full impairment loss of $166,673 for the year ended December 31, 2008.

●	Impairment of long-lived assets

Long-lived assets primarily include plant and equipment and intangible asset. In accordance with ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset.

●	Revenue recognition

The Company derives revenues from the sale of advertising airtime to customers. Revenue is recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured, as defined by ASC Topic 605, “Revenue Recognition.”

●	Income taxes

The Company adopts the ASC Topic 740, “Income Taxes” regarding accounting for uncertainty in income taxes prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

For the period ended September 30, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2009, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 4  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

●	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

●     Comprehensive loss

ASC Topic 220, “Reporting Comprehensive Income” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ deficit.

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective period:

	September 30, 2009	September 30, 2008
Period-end rates HK$:US$1 exchange rate	7.7504	7.7701
Average rates HK$:US$1 exchange rate	7.7524	7.7984

●	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the period ended September 30, 2009 and 2008, the Company operates in one reportable segment.

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

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 4  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

●	Fair value measurement

ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10") establishes a new framework for measuring fair value and expands related disclosures. Broadly, ASC 820-10 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820-10 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

For financial assets and liabilities, fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.

●	Financial instruments

Cash and cash equivalents, accounts receivable, accounts payable amount due to a shareholder and note payable are carried at cost which approximates fair value. Any changes in fair value of assets or liabilities carried at fair value are recognized in other comprehensive income for each period.

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2009, Accounting Standards Codification (“ASC”) became the source of authoritative U.S. GAAP recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for registrants. The discussion below includes the applicable ASC reference.

The Company adopted ASC Topic 810-10 “Consolidation” (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”) effective January 2, 2009. Topic 810-10 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The adoption of these sections did not have a material impact on the Company’s condensed consolidated financial statements.

ASC Topic 815-10 “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) was adopted by the Company effective January 2, 2009. The guidance under ASC Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses.

In April 2009, the FASB issued an update to ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10) (formerly FASB Staff Position No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). The standard provides additional guidance on estimating fair value in accordance with ASC 820-10 when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no impact on its condensed consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1, “Disclosures about Fair Value of Financial Instruments” (“ASC 825-10”). ASC 825-10 requires fair value of financial instruments disclosure for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s condensed consolidated financial statements as a result of the adoption of ASC 825-10.

In April 2009, the FASB issued FSP APB No. 28-1, “Interim Financial Reporting” (“ASC 825-10”). ASC 825-10 requires the fair value of financial instruments disclosure in summarized financial information at interim reporting periods. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s condensed consolidated financial statements as a result of the adoption of ASC 825-10.

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 4  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

●	Recent accounting pronouncements (cont.)

The Company adopted, ASC Topic 855-10, “Subsequent Events” (formerly SFAS 165, “Subsequent Events”) effective April 1, 2009. This pronouncement changes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

In June 2009, the FASB finalized SFAS No. 167, “Amending FASB interpretation No. 46(R)”, which was included in ASC Topic 810-10-05 “Variable Interest Entities”. The provisions of ASC Topic 810-10-05 amend the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The provisions of this pronouncement are effective January 1, 2010. The Company is evaluating the impact of the statement on its consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 “Generally Accepted Accounting Principles”, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the Company’s condensed consolidated financial statements.

In August 2009, the FASB issued an update of ASC Topic 820, “Measuring Liabilities at Fair Value ”. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed techniques. The Company adopted the new guidance in the third quarter of 2009 and it did not materially affect the Company’s financial position and results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its condensed consolidated financial statements.

NOTE 5  -  AMOUNT DUE TO A SHAREHOLDER

As of September 30, 2009 and December 31, 2008, the amounts of $1,756,127 and $1,094,211 represented temporary advances for working capital purposes from a major shareholder, Mr. Samuel Tsun, which were unsecured, interest free and has no fixed terms of repayment.

NOTE 6  -  STOCKHOLDERS’ EQUITY

On May 15, 2009, the Company approved the 1 for 100 reverse split of its common stock. All common stock and per share data for all periods presented in these financial statements have been restated to give effect to the reverse stock split.

Immediately following completion of reverse stock split, the Company had a total of 1,996,081 shares of its common stock issued and outstanding as of September 30, 2009.

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 7  -   INCOME TAXES

The Company generated an operating loss for the period ended September 30, 2009 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

United States of America

UOLI is registered in the State of Nevada and is subject to the tax laws of United States of America and has no operation for the period ended September 30, 2009.

British Virgin Island

Under the current BVI law, the Company’s subsidiary, PCL is not subject to tax on income.

Hong Kong

The Company’s subsidiary, Uonlive is subject to Hong Kong Profits Tax at the statutory rate of 16.5% on its assessable income for the period ended September 30, 2009 and December 31, 2008, respectively. For the period ended September 30, 2009, Uonlive incurred an operating loss of $574,373 for income tax purposes.

For the nine months ended September 30, 2009, the Company has provided for a valuation allowance of $231,838 against the deferred tax assets of $231,838 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. The valuation allowance is increased by $105,606, primarily relating to net operating loss carryforwards from the foreign tax regime.

NOTE 8  -  RELATED PARTY TRANSACTIONS

(a)         Accounts receivable and sales – related company

For the nine months ended September 30, 2009 and 2008, the Company earned sales revenue of $11,609 and $11,541, respectively, from Dbtronix (Far East) Ltd., which was controlled by Mr. Samuel Tsun, a director and a major shareholder of the Company in a normal course of business.

As of September 30, 2009 and December 31, 2008, accounts receivable from a related party was amounted to $3,871 and $3,871, respectively.

(b)         Amounts due to a shareholder

As of September 30, 2009 and December 31, 2008, the balance due to a shareholder totaling $1,756,127 and $1,094,211, respectively, represented temporary advance for working capital purpose, which was unsecured, interest free and had no fixed repayment term.

(c)         Note payable to a shareholder

As of September 30, 2009 and December 31, 2008, the balance due to a shareholder is $167,705 and $167,698, respectively, which was unsecured, interest free and had no fixed repayment term.

(d)           IT service cost paid to a related company

For the nine months ended September 30, 2009 and 2008, the Company paid IT service cost of $25,541 and $9,489, respectively to the related company, which was controlled by Mr. Samuel Tsun, a director of the Company at the current market value in a normal course of business.

(e)         Rent charge paid to a related company

For the nine months ended September 30, 2009 and 2008, the Company paid rent charge of $65,786 and $57,704, respectively to the related company, which was controlled by Mr. Samuel Tsun, a director of the Company at the current market value in a normal course of business.

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 9  -  CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three months ended September 30, 2009 and 2008, customers who account for 10% or more of the Company’s revenues and their outstanding balances as at period-end dates, are presented as follows:

	Three months ended September 30, 2009		September 30, 2009
	Revenue	Percentage of revenue	Accounts receivable

Customer A	$3,870	50%	$3,871
Customer D	3,870	50%	11,612
Total:	$7,740	100%	$15,483

	Three months ended September 30, 2008		September 30, 2008
	Revenue	Percentage of revenue	Accounts receivable

Customer A	$3,847	50%	$3,861
Customer C	3,846	50%	3,861
Total:	$7,693	100%	$7,722

For the nine months ended September 30, 2009 and 2008, customers who account for 10% or more of the Company’s revenues and their outstanding balances as at period-end dates, are presented as follows:

	Nine months ended September 30, 2009		September 30, 2009
	Revenue	Percentage of revenue	Accounts receivable

Customer A	$11,609	43%	$3,871
Customer D	11,609	43%	11,612
Total:	$23,218	86%	$15,483

	Nine months ended September 30, 2008		September 30, 2008
	Revenue	Percentage of revenue	Accounts receivable

Customer A	$11,541	50%	$3,861
Customer B	7,694	33%	-
Customer C	3,847	17%	3,861
Total:	$23,082	100%	$7,722

(b)         Major vendors

For the three and nine months ended September 30, 2009 and 2008, there is no vendor who accounts for 10% or more of the Company’s purchases.

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 9  -  CONCENTRATIONS OF RISK (CONT.)

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

NOTE 10  -  COMMITMENTS AND CONTINGENCIES

(a)         Operating lease commitments

The Company rented office spaces under a non-cancelable operating lease agreement in Hong Kong for periods of 3 years, with fixed monthly rentals, expiring in March 2011. Costs incurred under these operating leases are recorded as rental expense and totaled approximately $72,400 and $57,704 for the nine months ended September 30, 2009 and 2008.

As of September 30, 2009, the future minimum annual operating lease payments are as follows:

Periods ending September 30:
2010	$95,215
2011	46,449

Total	$141,664

(b)         Royalty fee commitments

The Company is committed to pay an annual fee to the Composers and Authors Society of Hong Kong Limited for music playing right on its net radio portal with a term of 2 years, expiring December 31, 2010. As of September 30, 2009, the Company has future minimum contingent payment of $11,612 in the next 12 months.

NOTE 11  -  COMPARATIVE FIGURES

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

NOTE 12  -   SUBSEQUENT EVENTS

The Company evaluated subsequent events through November 13, 2009, the date the financial statements were issued, and there were no subsequent events which impacted the Company’s financial position or results of operations as of September 30, 2009 or which required disclosure.

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated Financial Statements of the Company for the three-months’ and nine-months’ periods ended September 30, 2009 and 2008 and related notes thereto.

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2009 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2008

Operating Revenue

We recorded a total of $7,740 consolidated revenue for the three-month period ended September 30, 2009 compared to $7,693 for the same corresponding period in 2008. The revenue is about the same as the same corresponding period in 2008.  The consolidated gross loss for the three-month period ended September 30, 2009 recorded at $2,188, which accounted for -28.27% of total revenue, or a decrease of 134.8%, compared to a gross profit of $6,289 for the same corresponding period in 2008.

Operating Expenses

Operating expenses for the three-month period ended September 30, 2009 decreased to $203,177 from $345,319 in the corresponding period of 2008, or 2,625% of the total revenue, which was mainly from general and administrative expenses.  The general and administrative expense included approximately $53,200 of salaries expense and labor charge, approximately $25,300 of rental expense, approximately $25,600 of consulting fees, approximately $25,800 depreciation expenses, approximately $19,300 of professional fees and approximately $50,900 of computer system maintenance expense.

Impairment and Depreciation

During the three-month period ended September 30, 2009, we incurred $25,843 of depreciation expenses and $0 of impairment charges relating to online radio technology compared to $14,587 and $166,673 for the same corresponding period in 2008.

Net Loss/Comprehensive Loss

We incurred a net loss of $246,356 for the three-month period ended September 30, 2009, comparing to $339,030 for the corresponding period in the year 2008.

We accounted for a minimum amount of comprehensive loss of $17 for the three-month period ended September 30, 2009 comparing to a comprehensive loss of  $4,587 for the same corresponding period in the year of 2008, which was due to foreign exchange gain.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2009 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2008

Operating Revenue

We recorded a total of $26,740 consolidated revenue for the nine-month period ended September 30, 2009 compared to $23,082 for the same corresponding period in 2008, an increase of 15.8%.  The increase was mainly due to increased sales to the customers and an increase in the number of clients.

Operating Expenses

Operating expenses for the nine-month period ended September 30, 2009 decreased by $101,554 to $598,175, or 2,237% of the total revenue, which consisted of approximately $3,700 for sales and marketing expenses or 14% of revenue.  Approximately $594,400 or 2,223% of revenue accounted for general and administrative expenses, an increase of approximately $76,700 compared to the same corresponding period in 2008.  The general and administrative expenses included approximately $170,900 of salaries expense, approximately $72,400 of rental expense, approximately $104,500 of consultancy fees, approximately $82,300 of professional fees and approximately $88,600 of computer system maintenance expense.

Impairment and Depreciation

During the reporting period, we incurred $0 impairment expenses and approximately $55,380 for depreciation expenses.

Net Loss/Comprehensive loss

We incurred a net loss of approximately $642,200 for the period ended September 30, 2009, a decrease of approximately $35,800 from the corresponding period in the year 2008. We accounted for a minimum comprehensive loss of approximately $191 for the period ended September 30, 2009 compared to a comprehensive loss of $3,112 for the same corresponding period in the year of 2008.

LIQUIDITY AND CAPITAL RESOURCES

During the period ended September 30, 2009, net cash used in operating activities was $555,983, which included a net loss of $642,204, use in depreciation of approximately $55,384 and deferred tax expense of $40,991, and, which was offset by an increase in accounts receivable of approximately $3,800 and the decrease in accounts payable and accrued liabilities of approximately $6,200.  We accounted net cash used in investing activities of $64,391, which was used to purchase plant and equipment. Net cash provided by financing activities accounted for $661,916, which was an amount due to a shareholder.

As of September 30, 2009, we have incurred accumulated deficit of $1,827,298. The continuation of our operation is dependent upon the continuing financial support of our shareholders and generating significant revenue and achieving profitability. The actions involve certain cost-saving initiatives and growing strategies, including rapid promotion and marketing the radio program in the Hong Kong and China. However, there is no assurance that we would be successful in securing sufficient funds to sustain the operations.

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

ITEM 4 - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of September 30, 2009, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended September 30, 2009, there were no changes in the internal controls of the Company over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

ITEM 4T – INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2009.

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

UONLIVE CORPORATION
(Registrant)

November 13, 2009	/s/ Tsun Sin Man Samuel
Tsun Sin Man Samuel
Chief Executive Officer and Director
(Principal Executive Officer)

November 13, 2009	/s/ Hui Chi Kit
Hui Chi Kit
Chief Financial Officer
(Principal Financial and Accounting Officer)