Form 10-K
period 2009-12-31
UONLIVE CORP
filed 2010-03-29
CIK 1081834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
Common Stock, par value $.001 per share

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☒

Aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant at March 22, 2010, computed by reference to the closing price of $0.125 at which the common stock was last sold on that date:  $122,309

As of March 18, 2010, there were outstanding 1,996,355 shares of the issuer's common stock, par value $.001.

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

On August 14, 2000, pursuant to a share exchange agreement dated August 10, 2000, by and among Main Edge International Limited (“Main Edge”), Virtual Edge Limited (“Virtual Edge”), Richard Ford, Jeanie Hildebrand and Gary Lewis, we acquired from Main Edge all of the shares of Virtual Edge (the “Acquisition”) in exchange for an aggregate of 1,961,175 shares of our common stock, which shares equaled 75.16% of Txon International’s issued and outstanding shares after giving effect to the Acquisition. On September 15, 2000, Txon International Development Corporation changed its name to China World Trade Corporation (“CWTD”).

On March 28, 2008, CWTD entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among CWTD, William Tsang (“Tsang”), Uonlive Limited, a corporation organized and existing under the laws of the Hong Kong SAR of the People’s Republic of China (“Uonlive”), Tsun Sin Man Samuel, Chairman of Uonlive (“Tsun”), Hui Chi Kit, Chief Financial Officer of Uonlive (“Hui”), Parure Capital Limited, a corporation organized and existing under the laws of the British Virgin Islands and parent of Uonlive (“Parure Capital”).  Upon closing of the share exchange transaction contemplated under the Exchange Agreement, Tsun and Hui transferred all of their share capital in Parure Capital to CWTD in exchange for an aggregate of 150,000,000 shares of common stock of the Registrant and 500,000 shares of Series A Convertible Preferred Stock of the Registrant, which is convertible after six months from the date of issuance into 100 shares of common stock of the Registrant, thus causing Parure Capital to become a direct wholly-owned subsidiary of the Registrant.

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
--Started from 16th September 2007;
--Three different online radio channels;
--Over 100 DJs;
--about 160 programs through 3 channels;
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

Currently, we focus and market our products in the following industries, where we believe our capabilities and networks are easily utilized:

·        Sports
·        Tourist
·        Property
·        Music
·        Wedding
·        Comics/ Games
·        Super Natural Science
·        Online Shopping

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

More importantly, Uonlive does not need to download or install any software, which makes its use simpler and more convenient.  The powerful website does all this and can even support keyword search.

However, we cannot assure you that we will compete successfully with any of our current or future competitors.

Future Plans

Our Plan for Increasing Revenue and Cutting Costs

—	We will launch new service targeting manufacturers in China who need our platform as an advertising agent and our UJs as their sales agents to increase their sales.
—	We will increase our broadcasting channels with different popular categories to increase our revenue from selling of air time,
—
We will provide free training to people who want to be UJs and UJs are part of our sales team who sell our products through their personal network. Our sales department will also provide sales techniques to UJs.

—	We will co-operate with local newspapers and magazines to bundle our services and products together with newspaper and magazine advertisements in one package to expand our revenue
—	Our direct cost of sales will be based on commissions paid to UJs, which will not increase our cost unevenly.
—	We are in the process of developing a “point to point” technology which will improve our number of online audiences without increasing the bandwidth, so as to reduce the cost.

 How do we intend to expand our programming and technology?

—	We plan to raise adequate capital over the next three years
—	We plan to purchase technology that has come down in price.
—	We plan to acquire other online radio stations in China with positive cash flow
—	We plan to acquire software development companies that specialize in our field and these companies will have mutual benefits for us after acquisition
—	We plan to expand our programs through our training of UJs
—	We are in the process of developing a point-to-point technology which will reduce the usage of bandwidth.

Growth Strategy

Uonlive’s vision is to be the largest online radio station in the world. Management intends to grow Uonlive’s business by pursuing the following strategies:

—	Grow capacity and capabilities in line with market demand increases
—	Enhance leading-edge technology through continuous innovation, research and study
—	Continue to improve operational efficiencies
—	Build a strong market reputation to foster and capture future growth in Hong Kong

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

Advertising Customers

For the twelve month period from January 1, 2009 to December 31, 2009 the Company achieved revenues of $44,153.  The revenue was generated from 5 customers with the following details:

Name of Customer	Sales for the Period by Customer	% of Sales for the Period
Dbtronix (Far East) Ltd.	$15,480	35.1%
Hong Kong Asia Pacific Publication	$11,610	26.3%
Clear Water	$2,490	5.6%
Hong Kong Tours Ltd.	$1,031	2.3%
Youth Square	$13,542	30.7%
Total of 5 Customers	$44,153	100.0%

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

Regulation of Online Advertisements
ICPs require approval from the State Administration for Industry and Commerce (SAIC) or its relevant local branches to carry advertisements on their websites.  Uonlive does not have such approval, but Uonlive is incorporated in Hong Kong which is not under the Chinese regulations.

Employees. We currently have 16 employees and 97 UJs working for our company.  We believe our future success will depend in large part upon the recruitment of more experienced UJ’s and management officers; and our ability to attract and retain sales and marketing personnel.  There can be no assurance that we will retain our key sales and marketing employees or that we can attract, assimilate or retain other highly qualified sales and marketing personnel in the future.  None of our employees are subject to any collective bargaining agreements.

Item 2.  Properties

Our main office and three recording studios are located at 5/F, Guangdong Finance Building, 88 Connaught Road West, Hong Kong and there is one recording studio located at Guangzhou World Trade Center Club at the 3rd Floor, Goldlion Digital Network Center, 138 Tiyu Road East, Tianhe, Guangzhou 510620, People’s Republic of China. The Company rented office spaces under non-cancelable operating lease agreements in Hong Kong and the PRC for various terms ranging from one to three years, with fixed monthly rentals, expiring through March 2011. Costs incurred under these operating leases are recorded as rental expense and totaled approximately $97,732 and $77,048 for the years ended December 31, 2009 and 2008.

As of December 31, 2009, the future minimum annual operating lease payments are as follows:

Years ending December 31,
2010	$92,842
2011	23,211
Total	$116,053

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

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on a limited basis on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “UOLI.” The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market:

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

		High	Low

2009	First Quarter	$0.50	$0.35
	Second Quarter	$0.45	$0.20
	Third Quarter	$1.01	$0.10
	Fourth Quarter	$0.55	$0.10

2008	First Quarter	$11.00	$5.00
	Second Quarter	$8.00	$1.50
	Third Quarter	$5.40	$1.00
	Fourth Quarter	$2.00	$0.40

Our common shares are issued in registered form. Interwest Transfer Co., Inc., 1981 East 4800 South, Ste 100, Salt Lake City, UT  84111, Tel: (801) 272-9294, is the registrar and transfer agent for our common stock.

From January 1 to March 22, 2010, the highest and lowest prices of our common shares on the OTC Bulletin Board were $0.13 per share and $0.10 per share. On March 22, 2010, the closing price of our common stock on the OTC Bulletin Board on the last day it traded before the filing of this Annual Report was $0.125 per share.

As a result of the affirmative vote in the Annual General Meeting held on August 8, 2007, we increased our number of shares of authorized Common Stock, $.001 par value, from 50,000,000 shares to 200,000,000 shares.

As a result of the exchange agreement with Tsang William, Uonlive Limited, Tsun Samuel, Hui Chi Kit and Parure Capital Limited on March 31, 2008, 1,500,000 shares of common stock and 500,000 shares of Series A Convertible Preferred Stock, which are convertible at 100 to 1 anytime six months after the date of issuance (provided there is sufficient authorized common stock), were issued. The total outstanding common stock was 1,996,355 immediately after the closing of the exchange agreement.

As of March 18, 2010, there were 92 shareholders of record of 1,996,355 outstanding shares of common stock of the Company, not including approximately 5,000 holders of our shares in street name.

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

Equity Compensation Plans

As of December 31, 2009, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

We have not recorded any sales of unregistered securities during the reporting period.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

We have not repurchased any of our common stock and have no publicly announced repurchase plans or programs as of December 31, 2009.

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

As a result, post reverse split, 495,566 shares of the Company’s common stock were outstanding immediately prior to the closing of the Share Exchange, and 1,995,659 shares of the Company’s common stock were outstanding immediately after the closing of the Share Exchange. In addition, 500,000 shares of Series A Convertible Preferred Stock were outstanding immediately after the closing of the Share Exchange. Of these shares, approximately 263,559 shares represented the Company’s “public float” prior to and after the Share Exchange. The 1,500,000 shares of common stock and 500,000 shares of Series A Convertible Preferred Stock issued in the Share Exchange were issued in reliance upon an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The shares in the public float will continue to represent the shares of the Company’s common stock held for resale without further registration by the holders thereof. After the Share Exchange, Uonlive becomes our operating subsidiary.

On May 19, 2009, we approved a 1:100 reverse stock split (the “Reverse Split”) of our common stock and an amendment to our Articles of Incorporation to effectuate the Reverse Split.

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

Our development strategies include opening up new channels, attracting more members, strengthening and diversifying online programs, selling or renting our channels, attempting to develop a “U outlet,” and later attempting co-operation with Karaoke, and developing a voice-ecard for our stations. Uonlive will also sell its commercial products to users through its multimedia communication platform. It hopes to set up a team to source products in Guangdong Province, China and market the product on the website. Lastly, Uonlive will try another model allowing users to call up and record a message and leave it on the website so that other people listen to them (thereby setting up a sound recording library).

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

RESULTS OF OPERATIONS

The following table shows the financial data of the consolidated statements of operations of the Company and its subsidiaries for the years ended December 31, 2009 and 2008. The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

	For the year ended		For the year ended
	December 31, 2009		December 31, 2008
	US$ '000	% of Revenue	US$ '000	% of Revenue

OPERATING REVENUES	44	100%	31	100%

GROSS PROFIT	4	9%	7	23%

OPERATING EXPENSES:
Sales and marketing expense	(24)	(55%)	(18)	(58%)
Consulting and professional fee	(24)	(55%)	(59)	(190%)
General and administrative	(724)	(1,645%)	(606)	(1,954%)
Provision for impairment of intangible assets	-		(167)	(539)%

TOTAL OPERATING EXPENSES	(772)	(1,755%)	(850)	(2,742%)

Loss from operations	(767)	(1,745%)	(843)	(2,719%)

Income tax expense	(41)	(93%)	-

NET LOSS	(808)	(1,836%)	(843)	(2,719%)

Net loss per share – Basic and diluted	(0.40)		(0.42)

Weighted average number of shares outstanding – Basic and diluted	1,996,355		1,996,355

FISCAL YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008.

OPERATING REVENUE

The Company recorded a total of $44,153 consolidated revenue for the year ended December 31, 2009 compared to $30,819 for the same corresponding period in 2008.  The revenue for the year ended December 31, 2009 came from five different clients, which is a 43% increase compared to the year ended December 31, 2008.  The increase was mainly due to the result of new customers being brought in during the year 2009.  The consolidated gross profit for the year ended December 31, 2009 was recorded at approximately $4.448, which accounted for 10% of total revenue.

Consolidated operating loss from operation decreased by $76,128 or 9% to $766,976 for the year ended December 31, 2009 from $843,104 for the corresponding year 2008. The decrease was caused by no provision for impairment of intangible assets, which was offset by the increase in general and administrative expenses.

SALES AND MARKETING EXPENSES

Sales and Marketing expense increased to $23,731 or 54% of total revenue in fiscal year 2009, from $18,173 or 59% of total revenue in the corresponding period of 2008, an increase of 31%. The increase was mainly due to implementation of our promotion strategy.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the year ended December 31, 2009 increased to $723,703 from $606,522 in the corresponding period of 2008, an increase of 19%. The increase in general and administrative expense was mainly due to the result of our growing business.  The general and administrative expenses included approximately $220,800 of salaries paid, $77,700 of rental expense, $93,400 of computer technology expenses, $74,900 of depreciation expenses, and $239,400 of consulting and professional fees.

PROVISION FOR IMPAIRMENT

During the 2009 fiscal year, we did not record any impairment charges relating to online radio technology compared to $166,908 the same corresponding period in 2008.

NET LOSS

Net loss was $807,942 for the year ended December 31, 2009, as compared to a loss of $843,104 for the same corresponding period in 2008, a decrease of $35,162 or 4%. A majority of the net loss was the result of the increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2009, the Company has incurred a net loss of $807,942 and experienced negative cash flows from operations of $700,669. The continuation of the Company is dependent upon the continuing financial support of shareholders and generating significant revenue and achieving profitability. The actions involve certain cost-saving initiatives and growing strategies, including rapid promotion and marketing the radio program in Hong Kong and China. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

As of December 31, 2009, cash and cash equivalents totaled $53,850. This cash position was the result of a combination of net cash used in operating activities in the amount of $700,669, net cash used in investing activities in the amount of $66,770 and the net cash provided by financing activities in the amount of $821,232. The net cash used in operating activities was mainly the result from the net loss of $807,942 offset by the depreciation expenses amounting to $74,905 and deferred tax asset of $40,989.  The net cash used in investing activities was mainly the additional purchase of plant and equipment of $66,770. The increase in financing activities was mainly advances from a director of $821,232,

We believe that the level of financial resources is a significant factor for our future development and, accordingly, may choose at any time to raise capital through private debt or equity financing to strengthen our financial position, facilitate growth and provide us with additional flexibility to take advantage of business opportunities.

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

We have audited the accompanying consolidated balance sheets of Uonlive Corporation and its subsidiaries (“the Company”) as of December 31, 2009 and 2008, the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ deficit for the years ended December 31, 2009 and 2008. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of operations and cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ ZYCPA Company Limited

ZYCPA Company Limited
Certified Public Accountants

Hong Kong, China
March 29, 2010

9 FLOOR, CHINACHEM HOLLYWOOD CENTRE, 1-13 HOLLYWOOD ROAD, CENTRAL, HONG KONG
Phone: (852) 2573 2296 Fax: (852) 2384 2022	http://www.zycpa.us

UONLIVE CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$53,850	$100
Accounts receivable	11,605	7,741
Accounts receivable, related party	-	3,871
Deposits and other receivables	17,208	11,795

Total current assets	82,663	23,507

Non-current assets:
Plant and equipment, net	227,565	235,832
Intangible asset, net	-	-
Deferred tax asset	-	40,989

TOTAL ASSETS	$310,228	$300,328

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$25,014	$28,214
Amount due to a shareholder	1,914,513	1,094,211

Total current liabilities	1,939,527	1,122,425

Non-current liabilities:
Note payable to a shareholder	167,603	167,698

TOTAL LIABILITIES	2,107,130	1,290,123

Commitments and contingencies

Stockholders’ deficit:
Series A, Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding as of December 31, 2009 and 2008	500	500
Common stock, $0.001 par value; 200,000,000 shares authorized; 1,996,355 shares issued and outstanding as of December 31, 2009 and, 2008	1,996	1,996
Additional paid-in capital	197,570	197,570
Accumulated deficit	(1,993,036)	(1,185,094)
Accumulated other comprehensive loss	(3,932)	(4,767)

Total stockholders’ deficit	(1,796,902)	(989,795)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$310,228	$300,328

See accompanying notes to the consolidated financial statements.

UONLIVE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2009	2008

Revenue, net
- Related party	$15,480	$15,410
- Non-related party	28,673	15,409

Total revenues, net	44,153	30,819

Cost of revenue (exclusive of depreciation)	39,705	23,602

Gross profit	4,448	7,217

Operating expenses:
Sales and marketing	23,731	18,173
Consulting and professional fee	23,990	58,718
Impairment charge on intangible asset	-	166,908
General and administrative	723,703	606,522
Total operating expenses	771,424	850,321

Loss before income taxes	(766,976)	(843,104)

Income tax expense	(40,966)	-

NET LOSS	$(807,942)	$(843,104)

Other comprehensive income (loss):
- Foreign currency translation gain (loss)	835	(4,897)

COMPREHENSIVE LOSS	$(807,107)	$(848,001)

Net loss per share – basic and diluted	$(0.40)	$(0.42)

Weighted average shares outstanding during the year – basic and diluted	1,996,355	1,996,355

  See accompanying notes to the consolidated financial statements.

UONLIVE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2009	2008

Cash flow from operating activities:
Net loss	$(807,942)	$(843,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	74,905	57,293
Impairment charge on intangible asset	-	166,908
Deferred tax expense	40,989
Changes in operating assets and liabilities:
Accounts receivable	-	(1,284)
Deposits and other receivables	(5,422)	(11,740)
Accounts payable and accrued liabilities	(3,199)	8,154
Amount due to a related company	-	(57,785)
Net cash used in operating activities	(700,669)	(681,558)

Cash flows from investing activities:
Purchase of plant and equipment	(66,770)	(79,028)
Net cash used in investing activities	(66,770)	(79,028)

Cash flows from financing activities:
Advances from a shareholder	821,232	710,505
Net cash provided by financing activities	821,232	710,505

Effect of exchange rate change on cash and cash equivalents	(43)	181

NET CHANGE IN CASH AND CASH EQUIVALENTS	53,750	(49,900)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	100	50,000

CASH AND CASH EQUIVALENTS, END OF YEAR	$53,850	$100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

  See accompanying notes to the consolidated financial statements

UONLIVE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Series A, Convertible preferred stock		Common stock
	No. of shares	Amount	No. of shares	Amount	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ deficit

Balance as of January 1, 2008, as restated	500,000	$500	1,500,317	$1,500	$148,500	$(292,524)	$130	$(141,894)
Share issued for reverse acquisition	-	-	496,038	496	49,070	(49,466)	-	100
Net loss for the year	-	-	-	-	-	(843,104)	-	(843,104)
Foreign currency translation adjustment	-	-	-	-	-	-	(4,897)	(4,897)

Balance as of December 31, 2008	500,000	$500	1,996,355	$1,996	$197,570	$(1,185,094)	$(4,767)	$(989,795)
Net loss for the year	-	-	-	-	-	(807,942)	-	(807,942)
Foreign currency translation adjustment	-	-	-	-	-	-	835	835

Balance as of December 31, 2009	500,000	$500	1,996,355	$1,996	$197,570	$(1,993,036)	$(3,932)	$(1,796,902)

See accompanying notes to the consolidated financial statements

UONLIVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.         DESCRIPTION OF BUSINESS AND ORGANIZATION

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

On May 15, 2009, the Company approved the 1 for 100 reverse split of its common stock. All common stock and per share data for all periods presented in the accompanying consolidated financial statements have been restated to give effect to the reverse stock split.

UOLI, through its subsidiaries, mainly engages in the provision of online multimedia and advertising service and the operation of an online radio station in Sheung Wan, Hong Kong. All the operations and assets are located in Hong Kong.

Business summary of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/registered share capital	Effective interest held

Parure Capital Limited (“PCL”)	British Virgin Island (“BVI”), a limited liability company	Investment holding in Hong Kong	10,000 issued shares of HK$1 each	100%

Uonlive Limited (“Uonlive”)	Hong Kong, a limited liability company	Provision of advertising service and operation of a net radio in Hong Kong	10,000 issued shares of HK$1 each	100%

UOLI and its subsidiaries are hereinafter collectively referred to as “the Company”.

2.         GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the year ended December 31, 2009, the Company has suffered from a net loss of $807,942 and experienced negative cash flows from operations of $700,669 with an accumulated deficit of $1,993,036 as of that date. The continuation of the Company is dependent upon the continuing financial support of shareholders and generating significant revenue and achieving profitability. The actions involve certain cost-saving initiatives and growing strategies, including rapid promotion and marketing the radio program in Hong Kong and China. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

UONLIVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
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

The consolidated financial statements include the financial statements of UOLI and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and maintained in bank deposit accounts with an original maturity of three months or less to be cash equivalents.

●	Accounts receivable

Accounts receivable consist primarily of trade receivables. Accounts receivable are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts. Management reviews and adjusts this allowance periodically based on historical experience, current economic climate as well as its evaluation of the collectibility of outstanding accounts. The Company evaluates the credit risks of its customers utilizing historical data and estimates of future performance. For the years ended December 31, 2009 and 2008, the Company did not provide an allowance for doubtful accounts, nor have been any write-offs.

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

In accordance with the provisions of Accounting Standards Codification ("ASC") ASC Topic 350-50, “General Intangibles Other Than Goodwill” (“ASC Topic 350”), if an intangible asset is determined to have an indefinite useful life, it should not be amortized until its useful life is determined to be no longer indefinite. The asset’s remaining useful life should be reviewed each reporting period. If such an asset is later determined to have a finite useful life, the asset should be tested for impairment. That asset should then be amortized prospectively over its estimated remaining useful life and accounted for in the same way as intangible assets subject to amortization. An intangible asset that is not subject to amortization should be tested for impairment at least annually.

UONLIVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
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

The Company derives revenues from the sale of advertising airtime to customers. Revenue is recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured, as defined by ASC Topic 605, “Revenue Recognition”.

●	Cost of revenue

Cost of revenue included IT service cost for maintenance and operating the online radio domain and rent charge of radio studio in Hong Kong and the PRC.

●	Advertising expenses

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. Advertising  expense, included in sales and marketing was approximately $22,198 and $18,173 for the years ended December 31, 2009 and 2008.

●	Comprehensive loss

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statements of stockholders’ deficit consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

●	Income taxes

The Company adopts the ASC Topic 740, “Income Taxes” regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

UONLIVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the years ended December 31, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2009 and 2008, the Company did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective period:

	2009	2008
Year-end rates HK$:US$1 exchange rate	7.7551	7.7507
Annual average rates HK$:US$1 exchange rate	7.7522	7.7874

●	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended December 31, 2009 and 2008, the Company operates in one reportable segment.

UONLIVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
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

●	Fair value measurement

ASC Topic 820, “Fair Value Measurements and Disclosures” ("ASC 820") establishes a new framework for measuring fair value and expands related disclosures. Broadly, ASC 820 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

●	Fair value of financial instruments

The carrying value of the Company’s financial instruments include cash and cash equivalents, accounts receivable, deposits and other receivables, accounts payable and accrued liabilities, amounts due to a shareholder. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate at fair values.

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

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

The Company adopted ASC Topic 810-10, “Consolidation” (formerly SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”) effective January 2, 2009. ASC Topic 810-10 changes the manner of presentation and related disclosures for the non-controlling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The adoption of these sections did not have a material impact on the Company’s financial statements.

ASC Topic 815-10, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) was adopted by the Company effective January 2, 2009. The guidance under ASC Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses.

In April 2009, the FASB issued an update to ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”) (formerly FASB Staff Position No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). The standard provides additional guidance on estimating fair value in accordance with ASC 820-10 when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no impact on its financial statements.

UONLIVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

In April 2009, the FASB issued FSP SFAS No. 107-1, “Disclosures about Fair Value of Financial Instruments” (“ASC 825-10”). ASC 825-10 requires fair value of financial instruments disclosure for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s financial statements as a result of the adoption of ASC 825-10.

In June 2009, the FASB finalized SFAS No. 167, “Amending FASB interpretation No. 46(R)”, which was included in ASC Topic 810-10-05 “Variable Interest Entities”. The provisions of ASC Topic 810-10-05 amend the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The provisions of this pronouncement are effective January 1, 2010. The Company is evaluating the impact of the statement on its financial statements.

In July 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 “Generally Accepted Accounting Principles”, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the Company’s financial statements.

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

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its financial statements.

4.         DEPOSITS AND OTHER RECEIVABLES

Deposits and other receivables consist of the following:

	As of December 31,
	2009	2008

Prepaid operating expenses	$17,208	$11,749
Deposits	-	46

	$17,208	$11,795

UONLIVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

5.         PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	As of December 31,
	2009	2008

Furniture, fitting and office equipment	$107,329	$61,214
Computer and broadcasting equipment	283,272	262,617
Exchange translation difference	1,875	2,086
	392,476	325,917
Less: accumulated depreciation	(164,493)	(89,588)
Less: exchange translation difference	(418)	(497)

Plant and equipment, net	$227,565	$235,832

Depreciation expense for the years ended December 31, 2009 and 2008 was $74,905 and $57,293, respectively.

6.         INTANGIBLE ASSET

During the fiscal year 2008, the Company tested for impairment in accordance with ASC Topic 360-10-5. Based on the results of the Company's discounted cash flows calculation, the Company evaluated whether or not there was an impairment loss by comparing the fair value of the intangible asset to its carrying value. Since the carrying value of the intangible asset exceeded its fair value, the Company recognized an impairment loss of $166,908 for the year ended December 31, 2008.

7.         AMOUNT DUE TO AND NOTE PAYABLE TO A SHAREHOLDER

(a)         Amount due to a shareholder

As of December 31, 2009 and 2008, the balances totaling $1,914,513 and $1,094,211 represented temporary advances for working capital purposes from a major shareholder, Mr. Samuel Tsun, which was unsecured and interest free, with no fixed terms of repayment.

(b)         Note payable to a shareholder

As of December 31, 2009 and 2008, the balance due to a shareholder amounted $167,603 and $167,698, which was unsecured, interest free, with no fixed repayment term.

8.         STOCKHOLDERS’ EQUITY

On May 15, 2009, the Company approved the 1 for 100 reverse split of its common stock. All common stock and per share data for all periods presented in the accompanying consolidated financial statements have been restated to give effect to the reverse stock split.

As a result of reverse stock split, the Company had a total of 1,996,355 shares of its common stock issued and outstanding as of December 31, 2009.

UONLIVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

9.         INCOME TAXES

For the years ended December 31, 2009 and 2008, the local (“the United States of America”) and foreign components of loss before income taxes were comprised of the following:

	Years ended December 31,
	2009	2008
Tax jurisdictions:
- Local	$-	$-
- Foreign	(766,976)	(843,104)
Loss before income taxes	$(766,976)	$(843,104)

The provision for income taxes consisted of the following:

	Years ended December 31,
	2009	2008
Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	40,966	-
Provision for income taxes	$40,966	$-

The Company generated an operating loss for the years ended December 31, 2009 and 2008 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

United States of America

UOLI is registered in the State of Nevada and is subject to United States of America tax law. No provision for income taxes have been made as UOLI has generated no taxable income for reporting years.

British Virgin Island

Under the current BVI law, the Company’s subsidiary, PCL is not subject to income taxes.

Hong Kong

The Company’s subsidiary, Uonlive is subject to Hong Kong Profits Tax at the statutory rate of 16.5% on its assessable income for the years ended December 31, 2009 and 2008, respectively. For the years ended December 31, 2009 and 2008, Uonlive incurred an operating loss of $572,408 and $668,706 for income tax purposes.

For the year ended December 31, 2009, the Company has written off the deferred tax assets of $40,966 relating to net operating loss carryforwards from Hong Kong tax regime, because management believes it is more likely than not that the deferred tax assets will not be fully realizable in the future.

UONLIVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2009 and 2008:

	As of December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$216,178	$167,221
Less: valuation allowance	(216,178)	(126,232)
Net deferred tax assets	$-	$40,989

For the year ended December 31, 2009, the Company has provided for a valuation allowance of $216,178 against the deferred tax assets of $216,178 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. The valuation allowance is increased by $89,946, primarily relating to net operating loss carryforwards from the foreign tax regime.

10.         NET LOSS PER SHARE

Basic net income per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net income per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year. On May 15, 2009, the Company approved the 1 for 100 reverse split of its common stock. All common stock and per share data for all periods presented in the accompanying consolidated financial statements have been restated to give effect to the reverse stock split.

The following table sets forth the computation of basic and diluted net loss per share for the years indicated:

	Years ended December 31,
	2009	2008
Basic and diluted net loss per share calculation
Numerator:
Net loss in computing basic net loss per share	$807,942	$843,104

Denominator:
Weighted average ordinary shares outstanding	1,996,355	1,996,355

Basic and diluted net loss per share	$0.40	$0.42

Since the Company reported a net loss for the years ended December 31, 2009 and 2008, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been anti-dilutive.

11.         RELATED PARTY TRANSACTIONS

(a)         Accounts receivable and sales – related company

For the years ended December 31, 2009 and 2008, the Company earned sales revenue of $15,480 and $15,410 from a related company, Dbtronix (Far East) Ltd., which was controlled by Mr. Samuel Tsun, a director and a major shareholder of the Company in a normal course of business.

As of December 31, 2009 and 2008, accounts receivable from a related party was amounted to $0 and $3,871.

UONLIVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

(b)         IT service cost paid to a related company

For the years ended December 31, 2009 and 2008, the Company paid IT service cost of $34,055 and $17,978, respectively to the related company, which was controlled by Mr. Samuel Tsun, a director of the Company at the current market value in a normal course of business.

(c)         Rent charge paid to a related company

For the years ended December 31, 2009 and 2008, the Company paid rent charge of $89,007 and $77,048, respectively to the related company, which was controlled by Mr. Samuel Tsun, a director of the Company at the current market value in a normal course of business.

12.         CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the years ended December 31, 2009 and 2008, a customer who accounts for 10% or more of the Company’s revenues and its outstanding balance as at year-end dates, are presented as follows:

	Year ended December 31, 2009		December 31, 2009
	Revenue	Percentage of revenue	Accounts receivable

Customer A, related party	$15,480	35%	$-
Customer B	11,610	26%	11,605
Customer D	13,542	31%	-
Total:	$40,632	92%	$11,605

	Year ended December 31, 2008		December 31, 2008
	Revenue	Percentage of revenue	Accounts receivable

Customer A, related party	$15,410	50%	$3,871
Customer B	7,705	25%	7,741
Customer C	7,704	25%	-
Total:	$30,819	100%	$11,612

(b)         Major vendors

For the years ended December 31, 2009 and 2008, there is no vendor who accounts for 10% or more of the Company’s purchases.

(c)         Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

UONLIVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
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

13.         COMMITMENTS AND CONTINGENCIES

(a)         Operating lease commitments

The Company rented office spaces and recording studios under several non-cancelable operating lease agreements in Hong Kong and the PRC for various terms ranging from one to three years, with fixed monthly rentals, expiring through March 2011. Costs incurred under these operating leases are recorded as rental expense and totaled approximately $97,732 and $77,048 for the years ended December 31, 2009 and 2008.

As of December 31, 2009, the future minimum rental payments due under various non-cancelable operating leases in the next two years are as follows:

Years ending December 31:
2010	$92,842
2011	23,211

Total:	$116,053

(b)         Royalty fee commitments

The Company is committed to pay an annual fee to the Composers and Authors Society of Hong Kong Limited for music playing right on its net radio portal with a term of 2 years, expiring December 31, 2010. As of December 31, 2009, the Company has future minimum contingent payment of $11,605 in the next 12 months.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer, Tsun Sin Man Samuel (“CEO”) and Chief Financial Officer, Hui Chi Kit (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules, regulations and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls

During the year ended December 31, 2009 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Tsun Sin Man Samuel	42	Chairman, Chief Executive Officer, Director
Hui Chi Kit	34	Chief Financial Officer
Wong Kin Yu Beta	29	Chief Operating Officer, Director
Carol Kwok	31	Director
Zeng Yang	26	Director

Backgrounds of Directors

Executive Officers and Directors

Mr. Tsun Sin Man Samuel, age 42, Director, Chairman & Chief Executive Officer
Mr. Tsun Sin Man Samuel, who has more than 20 year experience in the acoustic components and ultra-sonic products market, served as the Chief Executive Officer of DB Products Ltd for the period 1988 to 2008, a company specializing in the manufacturing of acoustic components. He also served as CEO of DBtronix (Far East) Ltd.  Headquartered in Hong Kong, DB Products Ltd. has introduced over 4,000 models of acoustic components including Magnetic Buzzer, Piezo Element Mechanical Buzzer and speakers into the market place. He established Uonlive Limited on April 2007, which is the first online radio station in Hong Kong.

Mr. Hui Chi Kit, age 34, Chief Financial Officer
Mr. Hui Chi Kit, is the Chief Financial Officer of Uonlive Limited since April 2007. He is also the Accounts Manager of DB Products Ltd., which he joined in 1997.  Mr. Hui is experienced in accounting and specializes in the manufacturing sector. Before joining DB Products, Mr. Hui was awarded the Certificate of HKCEE from the Hong Kong Education Board when he graduated from St Paul’s College.

Mr. Wong Kin Yu Beta, age 29, Chief Operating Officer, Director
Mr. Wong was appointed as Chief Operating Officer of Uonlive Ltd. He was the director of Shining Pearl (HK) Co. Ltd. and the company secretary of Hong Kong United Youth Association Ltd. for the period 2006 to 2007.  Mr. Wong graduated from Jinan University and was awarded the Bachelor of Business Administration degree in 2005.

Ms. Carol Kwok, age 31, Director
Ms, Kwok has served as the Director of Administration of DODI Network Tech (Guangzhou) Limited, a company specializing in software development, starting from 2005.  She graduated from the University of Aberdeen, Scotland with an M.Sc. degree in Finance & Investment Management.

Ms. Yang Zeng, age 26, Director
Ms. Zeng served as the Network Engineer of DODI network Tech (Guangzhou) Ltd. from 2005. She is currently completing a Network Engineer professional training course at Beida Jade Bird Aptech Guangzhou High-Tech Training Centre. Ms. Zeng graduated from Wuhan Military School of Economics and Management in 2004 with a major in Economics management.

Family Relationships

There are no familial relationships between our officers and directors.

Meetings of Our Board of Directors

The Registrant’s Board of Directors took all actions by unanimous written consent without a meeting during the fiscal year ended December 31, 2009.

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

Significant Employees

Other than the directors and officer described above, we do not expect any other individuals to make a significant contribution to our business.

Involvement in Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

—	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

—	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

—
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

—
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

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as other employees (the "Code of Ethics"), a copy of which is included as Exhibit 14.1 to our Form 10-KSB for the fiscal year ended December 31, 2005, and is incorporated herein by reference. The Code of Ethics is designed with the intent to deter wrongdoing, and to promote the following:

–	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2009. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

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

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of Uonlive Corporation during the years 2009, 2008 and 2007, except as described below. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by our chief executive officer and other executive officers earning in excess of $100,000 for the past three years.

SUMMARY COMPENSATION TABLE

Name of officer	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonquali- fied Deferred Compen- sation	All Other Compen- sation	Total

William Tsang (1)	2009	Nil	-	-	-	-	-	-	Nil
	2008	Nil	-	-	-	-	-	-	Nil
	2007	150,000							150,000
C.M. Chan (2)	2009	Nil	-	-	-	-	-	-	Nil
	2008	Nil	-	-	-	-	-	-	Nil
	2007	26,419							26,419
Cheung Chi Ho (3)	2009	Nil	-	-	-	-	-	-	Nil
	2008	12,300	-	-	-	-	-	-	12,300
	2007	20,000	-	-	-	-	-	-	20,000
Tsun Sin Man Samuel	2009	Nil	-	-	-	-	-	-	Nil
	2008	Nil	-	-	-	-	-	-	Nil
	2007	Nil							Nil
Hui Chi Kit	2009	16,500	-	-	-	-	-	-	16,500
	2008	11,500	-	-	-	-	-	-	11,500
	2007	Nil							Nil
Wong Kin Yu Beta	2009	24,500	-	-	-	-	-	-	24,500
	2008	27,000	-	-	-	-	-	-	27,000
	2007	12,200	-	-	-	-	-	-	12,200

(1)             Ex-Chairman of China World Trade Corporation
(2)             Ex- CEO of China World Trade Corporation
(3)             Ex-CEO of Uonlive Corporation who resigned on December 9, 2008

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the year ended December 31, 2009.

During the year ended December 31, 2009, none of the named executive officers exercised any stock options.

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

Compensation of Directors

The Company paid service compensation of $24,500 to one of its directors during the reporting period. The Company has not paid its other directors any separate compensation in respect of their services on the board. However, in the future, the Company intends to implement a market-based director compensation program.

Change of Control

As of December 31, 2009 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of December 31, 2009, the number of shares of the Registrant’s Common Stock owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Registrant’s voting stock, and by each of the Registrant’s directors and executive officers and by all its directors and executive officers as a group.

Except as otherwise specified below, the address of each beneficial owner listed below is 5/F, Guangdong Finance Building, 88 Connaught Road West, Hong Kong, People’s Republic of China.

Title of Class	Name	Number of Shares Owned (1)		Percent of Voting Power (2)

Other Principal Stockholders (5%)

Common	William Tsang	217,880		10.9%
Common	Oxford Global Capital Limited	550,000	(3)	27.6%
Common	Continental Worldwide Holdings Limited	100,000	(6)	5.0%

Directors and Executive Officers

Common	Tsun Sin Man Samuel, Chairman, CEO and Director	700,000	(4)	35.1%
Common	Wong Kin Yu Beta, COO and Director	0		0%
Common	Hui Chi Kit, CFO	0		0%
Common	Carol Kwok, Director	0		0%
Common	Yang Zeng, Director	150,000	(5)	7.5%

Common	All Officers and Directors as a Group (5 persons)	850,000		42.6%

(1)	Except as otherwise indicated, the shares are owned of record and beneficially by the persons named in the table.
(2)	Based on 1,996,355 shares of common stock issued and outstanding.
(3)
Wanjun Guo is the indirect beneficial owner of the 550,000 shares of common stock of the Registrant through Oxford Global Capital Limited, of which Mr. Guo is the beneficial owner of 100% of its share capital.

(4)
Mr. Tsun is the indirect beneficial owner of the 700,000 shares of common stock of the Registrant through Dragon Ace Global Limited, of which Mr. Tsun is the beneficial owner of 80% of its share capital.

(5)
Ms. Yang is the indirect beneficial owner of the 150,000 shares of common stock of the Registrant through Stanford Global Capital Limited, of which Ms. Yang is the beneficial owner of 100% of its share capital.

(6)
Ms. Kwok Sim Ching is the indirect beneficial owner of the 100,000 shares of common stock of the Registrant through Continental Worldwide Holdings Limited of which Ms. Kwok is the beneficial owner of 100% of its share capital.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

On March 28, 2008, the Company entered into the Exchange Agreement with Tsang William, Uonlive Limited, Tsun Samuel, Hui Chi Kit and Parure Capital Limited. Upon closing of the Share Exchange on March 31, 2008, Tsun and Hui delivered all of their share capital in Parure Capital to the Company in exchange for 1,500,000 shares of common stock of the Company and 500,000 shares of Series A Convertible Preferred Stock, resulting in Parure Capital becoming a wholly owned subsidiary of the Company and Uonlive becoming an indirect wholly owned subsidiary of the Company.

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

Director Independence

Our securities are quoted on the OTC Bulletin Board, which does not have any director independence requirements.  Once we engage further directors and officers, we will develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Item 14.  Principal Accounting Fees and Services

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered by the accounting firm of ZYCPA Company Limited, our current independent auditor, and all fees billed for other services rendered by the said firms during those years.

Year Ended December 31	2009	2008

Audit Fees (1)	46,000	46,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total Accounting Fees and Services	46,000	46,000

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

Pre-Approval Policy for Audit and Non-Audit Services

The Company implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in the year ended December 31, 2009.

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) Financial Statements

See “Table of Contents to Consolidated Financial Statements” set forth on page 16.

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

UONLIVE CORPORATION

Date: March 29, 2010	By:	/s/ Tsun Sin Man Samuel
Tsun Sin Man Samuel
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Tsun Sin Man Samuel	Chairman, Chief Executive Officer and Director	March 29, 2009
Tsun Sin Man Samuel
/s/ Hui Chi Kit	Chief Financial Officer	March 29, 2009
Hui Chi Kit
/s/ Wong Kin Yu Beta	Chief Operating Officer and Director	March 29, 2009
Wong Kin Yu Beta
/s/ Carol Kwok	Director	March 29, 2009
Carol Kwok
/s/ Zeng Yang	Director	March 29, 2009
Zeng Yang