Form 10-K/A
period 2009-12-31
UONLIVE CORP
filed 2010-04-12
CIK 1081834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
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

EXPLANATORY NOTE

In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), we are filing this abbreviated Amendment No.1 to the Annual Report on Form 10-K (this “Form 10-K/A1”) of Uonlive Corporation (the “Company”) for the year ended December 31, 2009 (the “2009 Form 10-K”), to effect the amendment described below:

Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – We have updated the beneficial owners table to reflect shares of convertible preferred stock owned by directors and executive officers that became convertible following the effective date of the Company’s 1:100 reverse stock split on September 23, 2009.

Except for the amendment described above, this Form 10-K/A1 does not revise, update, or in any way affect any information or disclosure contained in the 2009 Form 10-K and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

In addition, in accordance with applicable SEC rules, this Form 10-K/A1 includes currently-dated certifications from our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal accounting and financial officer, in Exhibits 31.1, 31.2, 32.

PART III

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

Title of Class	Name	Number of Shares Owned (1)		Percent of Voting Power (2)

Other Principal Stockholders (5%)

Common	William Tsang	217,880		10.9%
Common	Oxford Global Capital Limited	550,000	(3)	27.6%
Common	Continental Worldwide Holdings Limited	100,000	(6)	5.0%

Directors and Executive Officers

Common	Tsun Sin Man Samuel, Chairman, CEO and Director	950,000	(4)	47.6%
Common	Wong Kin Yu Beta, COO and Director	0		0%
Common	Hui Chi Kit, CFO	0		0%
Common	Carol Kwok, Director	0		0%
Common	Yang Zeng, Director	400,000	(5)	20.0%

Common	All Officers and Directors as a Group (5 persons)	1,350,000		67.6%

(1)	Except as otherwise indicated, the shares are owned of record and beneficially by the persons named in the table.

(2)	Based on 1,996,355 shares of common stock issued and outstanding.

(3)
Wanjun Guo is the indirect beneficial owner of the 550,000 shares of common stock of the Registrant through Oxford Global Capital Limited, of which Mr. Guo is the beneficial owner of 100% of its share capital.

(4)
Mr. Tsun is the indirect beneficial owner of the 700,000 shares of common stock and 250,000 shares of Series A Convertible Preferred Stock of the Registrant through Dragon Ace Global Limited, of which Mr. Tsun is the beneficial owner of 80% of its share capital. Each share of Series A Convertible Preferred Stock is presently convertible into one share of common stock at the option of the holder.

(5)
Ms. Yang is the indirect beneficial owner of the 150,000 shares of common stock and 250,000 shares of Series A Convertible Preferred Stock of the Registrant through Stanford Global Capital Limited, of which Ms. Yang is the beneficial owner of 100% of its share capital. Each share of Series A Convertible Preferred Stock is presently convertible into one share of common stock at the option of the holder.

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

UONLIVE CORPORATION

Date: April 12, 2010	By:	/s/ Tsun Sin Man Samuel
Tsun Sin Man Samuel
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Tsun Sin Man Samuel	Chairman, Chief Executive Officer and Director	April 12, 2010
Tsun Sin Man Samuel
/s/ Hui Chi Kit	Chief Financial Officer	April 12, 2010
Hui Chi Kit
/s/ Wong Kin Yu Beta	Chief Operating Officer and Director	April 12, 2010
Wong Kin Yu Beta
/s/ Carol Kwok	Director	April 12, 2010
Carol Kwok
/s/ Zeng Yang	Director	April 12, 2010
Zeng Yang

5