Form 10-Q
period 2010-03-31
UONLIVE CORP
filed 2010-05-05
CIK 1081834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

(011) (852) 2116-3560
(Registrant's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes |X|  No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  |_|     No   |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer |_|    Accelerated Filer |_|    Non-accelerated Filer |_|    Smaller Reporting Company  |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):      Yes |_|     No |X|

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: April 30, 2010, 1,996,355 shares.

UONLIVE CORPROATION

Form 10-Q for the period ended March 31, 2010

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

UONLIVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$15,652	$53,850
Accounts receivable	-	11,605
Accounts receivable, related party	3,864	-
Deposits and other receivables	258	17,208

Total current assets	19,774	82,663

Non-current assets:
Intangible asset, net	-	-
Plant and equipment, net	207,890	227,565

TOTAL ASSETS	$227,664	$310,228

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$32,014	$25,014
Amount due to a shareholder	2,049,949	1,914,513

Total current liabilities	2,081,963	1,939,527

Non-current liabilities:
Note payable to a shareholder	167,396	167,603

Total liabilities	2,249,359	2,107,130

Stockholders’ deficit:
Series A, Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding as of March 31, 2010 and December 31, 2009	500	500
Common stock, $0.001 par value; 200,000,000 shares authorized; 1,996,355 shares issued and outstanding as of March 31, 2010 and December 31, 2009	1,996	1,996
Additional paid-in capital	197,570	197,570
Accumulated deficit	(2,220,043)	(1,993,036)
Accumulated other comprehensive loss	(1,718)	(3,932)

Total stockholders’ deficit	(2,021,695)	(1,796,902)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$227,664	$310,228

See accompanying notes to the condensed consolidated financial statements.

UONLIVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended March 31,
	2010	2009

REVENUES, NET
- Related party	$3,864	$3,868
- Non-related party	2,138	3,869

Total revenues, net	6,002	7,737

COST OF REVENUE (exclusive of depreciation)	(12,853)	(9,923)

GROSS LOSS	(6,851)	(2,186)

Operating expenses:
Sales and marketing	2,163	1,543
General and administrative	217,993	191,436

Total operating expenses	220,156	192,979

LOSS BEFORE INCOME TAXES	(227,007)	(195,165)

Income tax expense	-	-

NET LOSS	$(227,007)	$(195,165)

Other comprehensive income (loss):
- Foreign currency translation gain (loss)	2,214	(134)

COMPREHENSIVE LOSS	$(224,793)	$(195,299)

Net loss per share – basic and diluted	$(0.11)	$(0.10)

Weighted average shares outstanding during the period – basic and diluted	1,996,355	1,996,355

See accompanying notes to the condensed consolidated financial statements.

UONLIVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended March 31,
	2010	2009
Cash flow from operating activities:
Net loss	$(227,007)	$(195,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,606	18,514
Changes in operating assets and liabilities:
Accounts receivable, trade	11,592	(3,868)
Accounts receivable, related party	(3,864)	-
Deposits and other receivables	16,931	46
Accounts payable and accrued liabilities	-	(5,726)
Other payable and accrued liabilities	7,000	-

Net cash used in operating activities	(175,742)	(186,199)

Cash flows from investing activities:
Purchase of plant and equipment	(211)	(26,779)

Net cash used in investing activities	(211)	(26,779)

Cash flows from financing activities:
Advances from a shareholder	141,295	260,714

Net cash provided by financing activities	141,295	260,714

Effect of exchange rate change on cash and cash equivalents	(3,540)	27

NET CHANGE IN CASH AND CASH EQUIVALENTS	(38,198)	47,763

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	53,850	100

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,652	$47,863

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to the condensed consolidated financial statements

UONLIVE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Series A Convertible preferred stock		Common stock		Additional paid	Accumulated	Accumulated other comprehensive	Total stockholders’
	No. of shares	Amount	No. of shares	Amount	in capital	deficit	loss	deficit
Balance as of January 1, 2010	500,000	$500	1,996,355	$1,996	$197,570	$(1,993,036)	$(3,932)	$(1,796,902)

Net loss for the period	-	-	-	-	-	(227,007)	-	(227,007)

Foreign currency translation adjustment	-	-	-	-	-	-	2,214	2,214

Balance as of March 31, 2010	500,000	$500	1,996,355	$1,996	$197,570	$(2,220,043)	$(1,718)	$(2,021,695)

See accompanying notes to the condensed consolidated financial statements

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
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

In the opinion of management, the consolidated balance sheet as of December 31, 2009 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010 or for any future periods.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE－2        DESCRIPTION OF BUSINESS AND ORGANIZATION

Uonlive Corporation (“UOLI” or the “Company”) was incorporated under the laws of the State of Nevada on January 29, 1998 as Weston International Development Corporation. On July 28, 1998, the name was changed to Txon International Development Corporation. On September 15, 2000, the Company changed its name to China World Trade Corporation. On July 2, 2008, the Company further changed its name to Uonlive Corporation.

UOLI, through its subsidiaries, mainly engages in the provision of online multimedia and advertising service and the operation of online radio stations in Hong Kong and China.

UOLI and its subsidiaries are hereinafter collectively referred to as “the Company.”

NOTE－3        GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the three months ended March 31, 2010, the Company has incurred a net loss of $227,007 and experienced negative cash flows from operations of $175,742 with an accumulated deficit of $2,220,043 as of that date. The continuation of the Company is dependent upon the continuing financial support of shareholders and generating significant revenue and achieving profitability. The actions involve certain cost-saving initiatives and growing strategies, including rapid promotion and marketing the radio program in the Hong Kong and China. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2010
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

Accounts receivable consist primarily of trade receivables. Accounts receivable are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts. Management reviews and adjusts this allowance periodically based on historical experience, current economic climate as well as its evaluation of the collectibility of outstanding accounts. The Company evaluates the credit risks of its customers utilizing historical data and estimates of future performance. For the three months ended March 31, 2010 and 2009, the Company did not provide an allowance for doubtful accounts, nor have there been any write-offs.

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

Depreciation expense for the three months ended March 31, 2010 and 2009 was $19,606 and $18,514, respectively.

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

Based on the results of the Company's discounted cash flows calculation, the Company evaluated that the carrying value of the intangible asset exceeded its fair value and recognized a full impairment loss in the 2008 fiscal year.

●	Impairment of long-lived assets

Long-lived assets primarily include plant and equipment. In accordance with ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of March 31, 2010.

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

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

For the three months ended March 31, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2010, the Company did not have any significant unrecognized uncertain tax positions.

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

ASC Topic 220, “Comprehensive Income” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

The reporting currency of the Company is the United States Dollars ("US$") and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company’s subsidiary in Hong Kong maintains its books and records in its local currency, Hong Kong Dollars ("HK$"), which functional currency is the primary currency of the economic environment in which the operation is conducted.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement,” using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ deficit.

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective period:

	March 31, 2010	March 31, 2009
Period-end rates HK$:US$1 exchange rate	7.7647	7.7505
Period average rates HK$:US$1 exchange rate	7.7639	7.7548

●	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three months ended March 31, 2010, the Company operates in one reportable segment in Hong Kong and China.

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

The carrying value of the Company’s financial instruments include cash and cash equivalents, accounts receivable, deposits and other receivables, accounts payable and accrued liabilities, amount due to and note payable to a shareholder. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate at fair values.

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In June 2009, the Financial Accounting Standards Board (“FASB”) expanded ASC 810-10, to provide guidance for variable interest entities (VIEs). The change modifies our approach for determining the primary beneficiary of a VIE by assessing whether we have control over such entities. This change is effective for us on July 1, 2010. The Company is currently evaluating the requirements of the VIE provisions of ASC 810-10, but does not expect a material impact on its condensed consolidated financial statements.

In October 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-13, “Revenue Recognition” (Topic 605). The accounting standard update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. Specifically, this subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. ASU 2009-13 will be effective for us on July 1, 2010. The Company is currently evaluating the requirements of ASU 2009-13, but does not expect a material impact on its condensed consolidated financial statements.

FASB ASC 810, “Consolidation” (“ASC 810”), establishes accounting and reporting standards for minority interests, which are recharacterized as noncontrolling interests. ASC 810 was revised so that noncontrolling interests are classified as a component of equity separate from the parent’s equity; purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions; net income attributable to the noncontrolling interest are included in consolidated net income in the statement of operations; and upon a loss of control, the interest sold, as well as any interest retained, is recorded at fair value, with any gain or loss recognized in earnings. This revision was effective for the Company as of January 1, 2009. It applies prospectively, except for the presentation and disclosure requirements, for which it applies retroactively. In addition, ASC 810, amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under ASC 810. This phase of ASC 810 became effective for the Company on January 1, 2010 and did not impact the Company’s consolidation conclusions for its variable interest entities.

In January 2010, the FASB issued an amendment to the fair value measurement and disclosure standard improving disclosures about fair value measurements. This amended guidance requires separate disclosure of significant transfers in and out of Levels 1 and 2 and the reasons for the transfers. The amended guidance also requires that in the Level 3 reconciliation, the information about purchases, sales, issuances and settlements be disclosed separately on a gross basis rather than as one net number. The guidance for the Level 1 and 2 disclosures was adopted on January 1, 2010, and did not have an impact on our consolidated financial position, results of operations or cash flows. The guidance for the activity in Level 3 disclosures is effective January 1, 2011, and will not have an impact on our consolidated financial position, results of operations or cash flows as the amended guidance provides only disclosure requirements. The Company had no significant transfers between Level 1, 2 or 3 inputs during the quarter ended March 31, 2010.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements for the quarter ended March 31, 2010.

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－5        AMOUNT DUE TO AND NOTE PAYBLE TO A SHAREHOLDER

(a)         Amount due to a stockholder

As of March 31, 2010 and December 31, 2009, the amounts of $2,049,949 and $1,914,513 represented temporary advances for working capital purposes from a major shareholder, Mr. Samuel Tsun, which were unsecured, interest free and has no fixed terms of repayment.

(b)         Note payable to a shareholder

As of March 31, 2010 and December 31, 2009, the note payable due to a major shareholder, Mr. Samuel Tsun, was unsecured, interest free and had no fixed repayment term.

NOTE－6        INCOME TAXES

The Company generated an operating loss for the three months ended March 31, 2010 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

United States of America

UOLI is registered in the State of Nevada and is subject to United States of America tax law. No provision for income taxes have been made as UOLI has generated no taxable income for the three months ended March 31, 2010.

British Virgin Island

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to Hong Kong Profits Tax at the statutory rate of 16.5% on its assessable income for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010, the Company incurred an operating loss of $190,318 for income tax purposes, with approximately $1,708,137 of net operating loss carryforwards for Hong Kong tax purpose at no expiration.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Deferred tax assets:
Net operating loss carryforwards	$281,843	$216,178
Less: valuation allowance	(281,843)	(216,178)
Net deferred tax assets	$-	$-

For the three months ended March 31, 2010, the Company has provided for a full valuation allowance against the deferred tax assets of $281,843 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. The valuation allowance is increased by $65,665, primarily relating to net operating loss carryforwards from the foreign tax regime.

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－7       RELATED PARTY TRANSACTIONS

(a)         Accounts receivable and sales – related company

For the three months ended March 31, 2010 and 2009, the Company earned sales revenue of $2,138 and $3,868 from Dbtronix (Far East) Ltd., which was controlled by a director of the Company, Mr. Samuel Tsun, at the current market value in a normal course of business.

As of March 31, 2010, accounts receivable from a related party amounted to $3,864.

(b)           IT service cost paid to a related company

For the three months ended March 31, 2010 and 2009, the Company paid IT service cost of $11,335 and $6,511, respectively to the related company, which was controlled by a director of the Company, Mr. Samuel Tsun, at the current market value in a normal course of business.

(c)         Rent charge paid to a related company

For the three months ended March 31, 2010 and 2009, the Company paid rent charge of $23,184 and $19,343 respectively to the related company, which was controlled by a director of the Company, Mr. Samuel Tsun, at the current market value in a normal course of business.

NOTE－8       CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three months ended March 31, 2010, two customers who accounted for 10% or more of the Company’s revenues and their outstanding balances as at period-end dates, are presented as follows:

	Three months ended March 31, 2010		March 31, 2010
	Revenue	Percentage of revenue	Accounts receivable
Customer B	$3,864	64%	$3,864
Customer C	1,354	23%	-
Total:	$5,218	87%	$3,864

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

For the three months ended March 31, 2009, two customers who accounted for 10% or more of the Company’s revenues and their outstanding balances as at period-end dates, are presented as follows:

	Three months ended March 31, 2009		March 31, 2009
	Revenue	Percentage of revenue	Accounts receivable
Customer A	$3,869	50%	$11,613
Customer B	3,868	50%	3,870
Total:	$7,737	100%	$15,483

(b)         Major vendors

For the three months ended March 31, 2010 and 2009, there is no vendor who accounts for 10% or more of the Company’s purchases.

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

NOTE－9       COMMITMENTS AND CONTINGENCIES

(a)         Operating lease commitments

The Company rented office spaces from a related party under a non-cancelable operating lease agreement in Hong Kong for a term of 3 years, with fixed monthly rentals, expiring in March 2011. Costs incurred under the operating lease, which are considered to equivalent to the market rate, are recorded as rental expense and totaled approximately $23,182 and $19,343 for the three months ended March 31, 2010 and 2009.

As of March 31, 2010, the future minimum rental payments due under this non-cancelable operating lease in the next 12 months is $92,727.

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

As a result, post reverse split, 49,565,923 shares of the Company’s common stock were outstanding immediately prior to the closing of the Share Exchange, and 199,565,923 shares of the Company’s common stock were outstanding immediately after the closing of the Share Exchange. In addition, 500,000 shares of Series A Convertible Preferred Stock were outstanding immediately after the closing of the Share Exchange. Of these shares, approximately 26,355,874 shares represented the Company’s “public float” prior to and after the Share Exchange. The 150,000,000 shares of common stock and 500,000 shares of Series A Convertible Preferred Stock issued in the Share Exchange were issued in reliance upon an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The shares in the public float will continue to represent the shares of the Company’s common stock held for resale without further registration by the holders thereof. After the Share Exchange, Uonlive becomes our operating subsidiary.

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

Uonlive is the abbreviation for “You Are on Live,” which means no matter where you live around the world, Uonlive’s information can be transmitted to you. With online radio, there are no geographic boundaries.

Uonlive provides multi-division entertainment programs through live-audio-radio and audio-on-demand. Audio-on-demand allows the listener to choose his or her own programming.  Uonlive also utilizes the most advanced technologies for DJs and audiences to control their broadcasting techniques. Uonlive is also endeavoring to develop new radio receiving techniques. For example, in the near future, Uonlive hopes to distribute online radio programs for communication products including mobile, family electronics etc., anytime and anywhere.

Different than traditional radio stations, Uonlive is continuously adding more interactive features, including online live voting, chat rooms, and download service, etc. in order to reach more audiences.

In addition, Uonlive provides professional training courses to DJs.  It is committed to developing new radio personalities by providing professional and systematic training programs. After completion of the courses, the participants are qualified to take part in large-scale activities and ceremonies. Such opportunities work for the mutual benefit of the online station and the participant. Currently, Uonlive has over 50 DJs hosting online radio programs and has over 40 diversified programs, which operate 24-hours a day.  No matter when and where, listeners can hear Uonlive voices anytime.

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

Our revenue model is to (1) sell air time or spot time to customers in different time sections with a tailor made package to be designed for each customer, which package may contain a number of air or spot times with a time frame of, say, 30 seconds, (2) to sell title sponsorships to customers for each program, and (3) to sell banner advertisements on our website. We plan to have eight banners this year for customers to place their advertisements.

Management believes that Uonlive has a niche market in the online radio industry in Hong Kong and Mainland China. The prospect for this industry is enormous with high margin potential. Uonlive is the pioneer in this market and hopes to be the leader, taking the largest market share in the coming years.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated Financial Statements of the Company for the three-month period ended March 31, 2010 and 2009 and related notes thereto.

THREE-MONTH PERIOD ENDED MARCH 31, 2010 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2009

Operating Revenue

We recorded a total of $6,002 consolidated revenue for the three-month period ended March 31, 2010 compared to $7,737 for the same corresponding period in 2009. The decrease was mainly due to a tough business environment and the slow recovery in the economy.  The consolidated gross loss for the three-month period ended March 31, 2010 recorded at $6,851, which accounted for (114.1)% of total revenue. The gross loss was mainly due to the increase in IT consultancy expenses.

Operating Expenses

Operating expenses for the three-month period ended March 31, 2010 increased to $220,156 from $192,979 in the corresponding period of 2009, or 3,668% of the total revenue, which consisted of $2,163 for sales and marketing expenses or 36.0% of revenue and $217,993, or 3,632% of revenue, for general and administrative expenses.  The general and administrative expense included approximately $45,700 of salaries expense and labor charges, approximately $21,800 of rental expense, approximately $37,300 of consulting and professional fees; approximately $19,600 depreciation expenses and approximately $81,900 of computer system maintenance expense.

Impairment and Depreciation

During the three-month period ended March 31, 2010, we incurred $19,606 of depreciation expenses, compared to $18,514 for the same period in 2009.

Net Loss/ Comprehensive Loss

We incurred a net loss of $227,007 for the three-month period ended March 31, 2010, compared to $195,165 for the corresponding period in the year 2009.

We accounted for a comprehensive loss of $224,793 for the three-month period ended March 31, 2010 compared to $195,299 for the same corresponding period in the year of 2009.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 2010, net cash used in operating activities was $175,742, which included a net loss of $227,007 compared to $186,199 and $195,165 for the same period in 2009. The operating activities also included the use in depreciation of approximately $19,600; an increase in accounts receivable and deposits of approximately $28,500 and other payables of approximately $7,000, which was offset by the decrease of accounts receivable by related party of approximately $3,800.  We accounted for net cash used in investing activities of a minimal of $211, which was used to purchase plant and equipment. Net cash provided by financing activities accounted for $141,295, which was an amount due to a shareholder.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

Exchange Rate Risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of HK$ converted to US$ on that date. The exchange rate could fluctuate without notice, depending on changes in political and economic environments.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods. The Company’s Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining disclosure controls and procedures for the Company. The controls and procedures established by the Company are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter of 2010 known to the chief executive officer or the chief financial officer that occurred that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - REMOVED AND RESERVED

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

UONLIVE CORPORATION
(Registrant)

May 5, 2010	/s/ Tsun Sin Man Samuel
Tsun Sin Man Samuel
Chief Executive Officer and Director
(Principal Executive Officer)

May 5, 2010	/s/ Hui Chi Kit
Hui Chi Kit
Chief Financial Officer
(Principal Financial and Accounting Officer)