Form 10-Q
period 2010-06-30
UONLIVE CORP
filed 2010-08-12
CIK 1081834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: July 19, 2010, 1,996,355 shares.

UONLIVE CORPORATION

Form 10-Q for the period ended June 30, 2010

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

UONLIVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$36,353	$53,850
Accounts receivable	-	11,605
Accounts receivable, related party	3,854	-
Deposits and other receivables	642	17,208

Total current assets	40,849	82,663

Non-current assets:
Plant and equipment, net	188,081	227,565

TOTAL ASSETS	$228,930	$310,228

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$12,473	$25,014
Amount due to a shareholder	2,233,206	1,914,513

Total current liabilities	2,245,679	1,939,527

Non-current liabilities:
Note payable to a shareholder	166,966	167,603

Total liabilities	2,412,645	2,107,130

Stockholders’ deficit:
Series A, Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding as of June 30, 2010 and December 31, 2009	500	500
Common stock, $0.001 par value; 200,000,000 shares authorized; 1,996,355 shares issued and outstanding as of June 30, 2010 and December 31, 2009	1,996	1,996
Additional paid-in capital	197,570	197,570
Accumulated deficit	(2,387,268)	(1,993,036)
Accumulated other comprehensive income (loss)	3,487	(3,932)

Total stockholders’ deficit	(2,183,715)	(1,796,902)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$228,930	$310,228

See accompanying notes to the condensed consolidated financial statements.

UONLIVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

REVENUES, NET
- Related party	$3,856	$3,871	$7,720	$7,739
- Non-related party	641	7,391	2,779	11,260

Total revenues, net	4,497	11,262	10,499	18,999

COST OF REVENUE (exclusive of depreciation)	(7,058)	(9,927)	(19,911)	(19,850)

GROSS (LOSS) PROFIT	(2,561)	1,335	(9,412)	(851)

Operating expenses:
Sales and marketing	2,251	-	4,414	1,543
General and administrative	162,413	202,019	380,406	393,455
Total operating expenses	164,664	202,019	384,820	394,998

LOSS BEFORE INCOME TAXES	(167,225)	(200,684)	(394,232)	(395,849)

Income tax expense	-	-	-	-

NET LOSS	$(167,225)	$(200,684)	$(394,232)	$(395,849)

Other comprehensive income (loss):
- Foreign currency translation gain (loss)	5,205	(40)	7,419	(174)

COMPREHENSIVE LOSS	$(162,020)	$(200,724)	$(386,813)	$(396,023)

Net loss per share – basic and diluted	$(0.08)	$(0.10)	$(0.20)	$(0.20)

Weighted average common stock outstanding – basic and diluted	1,996,355	1,996,355	1,996,355	1,996,355

See accompanying notes to the condensed consolidated financial statements.

UONLIVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended June 30,
	2010	2009
Cash flow from operating activities:
Net loss	$(394,232)	$(395,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	39,189	29,541
Changes in operating assets and liabilities:
Accounts receivable, trade	11,581	2,837
Accounts receivable, related party	(3,860)	-
Deposits and other receivables	16,528	45
Accounts payable and accrued liabilities	(12,540)	(5,710)
Net cash used in operating activities	(343,334)	(369,136)

Cash flows from investing activities:
Purchase of plant and equipment	(505)	(59,341)
Net cash used in investing activities	(505)	(59,341)

Cash flows from financing activities:
Amount due to a shareholder	326,518	454,108
Net cash provided by financing activities	326,518	454,108

Effect of exchange rate change on cash and cash equivalents	(176)	9

NET CHANGE IN CASH AND CASH EQUIVALENTS	(17,497)	25,640

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	53,850	100

CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,353	$25,740

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to the condensed consolidated financial statements

UONLIVE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

							Accumulated
	Series A Convertible				Additional		other	Total
	preferred stock		Common stock		paid-in	Accumulated	comprehensive	stockholders’
	No. of shares	Amount	No. of shares	Amount	capital	deficit	income (loss)	deficit

Balance as of January 1, 2010	500,000	$500	1,996,355	$1,996	$197,570	$(1,993,036)	$(3,932)	$(1,796,902)

Net loss for the period	-	-	-	-	-	(394,232)	-	(394,232)

Foreign currency translation adjustment	-	-	-	-	-	-	7,419	7,419
Balance as of June 30, 2010	500,000	$500	1,996,355	$1,996	$197,570	$(2,387,268)	$3,487	$(2,183,715)

See accompanying notes to the condensed consolidated financial statements

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
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

In the opinion of management, the consolidated balance sheet as of December 31, 2009 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010 or for any future periods.

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

UOLI, through its subsidiaries, mainly engages in the provision of online multimedia and advertising services and the operation of online radio stations in Hong Kong and China.

UOLI and its subsidiaries are hereinafter collectively referred to as “the Company”.

NOTE－3                   GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the six months ended June 30, 2010, the Company has incurred a net loss of $394,232 and experienced negative cash flows from operations of $343,334 with an accumulated deficit of $2,387,268 as of that date. The continuation of the Company is dependent upon the continuing financial support of shareholders and generating significant revenue and achieving profitability. The actions involve certain cost-saving initiatives and growth strategies, including rapid promotion and marketing the radio programs in Hong Kong and China. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain its operations.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2010
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

Cash and cash equivalents are carried at cost and maintained in bank deposit accounts with an original maturity of six months or less to be cash equivalents.

●	Accounts receivable

Accounts receivable consist primarily of trade receivables. Accounts receivable are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts. Management reviews and adjusts this allowance periodically based on historical experience, current economic climate as well as its evaluation of the collectibility of outstanding accounts. The Company evaluates the credit risks of its customers utilizing historical data and estimates of future performance. For the six months ended June 30, 2010 and 2009, the Company did not provide an allowance for doubtful accounts, nor have there been any write-offs.

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

Depreciation expense for the three months ended June 30, 2010 and 2009 was $19,583 and $11,026, respectively.

Depreciation expense for the six months ended June 30, 2010 and 2009 was $39,189 and $29,541, respectively.

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
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

In accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") ASC Topic 350-50, “General Intangibles Other Than Goodwill” (“ASC 350”), if an intangible asset is determined to have an indefinite useful life, it should not be amortized until its useful life is determined to be no longer indefinite. The asset’s remaining useful life should be reviewed each reporting period. If such an asset is later determined to have a finite useful life, the asset should be tested for impairment. That asset should then be amortized prospectively over its estimated remaining useful life and accounted for in the same way as intangible assets subject to amortization. An intangible asset that is not subject to amortization should be tested for impairment at least annually.

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

Long-lived assets primarily include plant and equipment. In accordance with ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of June 30, 2010.

●	Revenue recognition

The Company derives revenues from the sale of advertising airtime to customers. Revenue is recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured, as defined by ASC Topic 605, “Revenue Recognition”.

●	Income taxes

The provision for income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the six months ended June 30, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2010, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

●	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common stock that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

●	Comprehensive income or loss

ASC Topic 220, “Comprehensive Income” establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income or loss consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income or loss is not included in the computation of income tax expense or benefit.

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

The reporting currency of the Company is the United States Dollars ("US$") and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company’s subsidiary in Hong Kong maintain its books and record in its local currency, Hong Kong Dollars ("HK$"), which is its functional currency and the primary currency of the economic environment in which its operations are conducted.

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

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective period:

	June 30, 2010	June 30, 2009
Period-end HK$:US$1 exchange rate	7.7847	7.7504
Period average HK$:US$1 exchange rate	7.7717	7.7530

●	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the six months ended June 30, 2010, the Company operates in one reportable segment in Hong Kong and China.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations, as follows:

In April 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in ASU 2010-19 are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE－5                   AMOUNT DUE TO AND NOTE PAYBLE TO A SHAREHOLDER

(a)         Amount due to a shareholder

As of June 30, 2010, the amount of $2,233,206 represented temporary advances for working capital purposes from a major shareholder, Mr. Samuel Tsun, which were unsecured, interest free and has no fixed terms of repayment.

(b)         Note payable to a shareholder

As of June 30, 2010, the note payable due to a major shareholder, Mr. Samuel Tsun, was unsecured, interest free and had no fixed repayment term.

NOTE－6                   INCOME TAXES

The Company has operations in various countries and is subject to tax in the jurisdictions in which it operates, as follows:

United States of America

UOLI is registered in the State of Nevada and is subject to United States of America tax law. No provision for income taxes have been made as UOLI has generated no taxable income for the six months ended June 30, 2010.

British Virgin Island

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The Company’s subsidiary operating in Hong Kong is subject to Hong Kong Profits Tax at the statutory rate of 16.5% on its assessable income. For the six months ended June 30, 2010, the Company incurred an operating loss of $278,981, with approximately $1,809,031 of cumulative operating loss carryforwards available for Hong Kong income tax purpose at no expiration.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
		(Audited)
Deferred tax assets:
Net operating loss carryforwards	$298,490	$216,178
Less: valuation allowance	(298,490)	(216,178)
Net deferred tax assets	$-	$-

As of June 30, 2010, the Company has provided for a full valuation allowance against the deferred tax assets of $298,490 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the six months ended June 30, 2010, the valuation allowance is increased by $82,312, primarily relating to net operating loss carryforwards from the foreign tax regime.

NOTE－7                   RELATED PARTY TRANSACTIONS

(a)         Accounts receivable and sales – related company

For the six months ended June 30, 2010 and 2009, the Company earned sales revenue of $7,720 and $7,739 from Dbtronix (Far East) Ltd., which is controlled by a director of the Company, Mr. Samuel Tsun, at the current market value in a normal course of business.

As of June 30, 2010, accounts receivable from a related party amounted to $3,854.

(b)         IT service cost paid to a related company

For the six months ended June 30, 2010 and 2009, the Company paid IT service costs of $16,985 and $17,026, respectively, to the related company, which is controlled by a director of the Company, Mr. Samuel Tsun, at the current market value in a normal course of business.

(c)         Rent charge paid to a related company

For the six months ended June 30, 2010 and 2009, the Company paid rent charge of $46,322 and $42,564 respectively to the related company, which is controlled by a director of the Company, Mr. Samuel Tsun, at the current market value in a normal course of business.

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－8                   CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three and six months ended June 30, 2010 and 2009, customers who account for 10% or more of revenues and their outstanding balances as at period-end dates, are presented as follows:

	Three months ended June 30, 2010		June 30, 2010
	Revenue	Percentage of revenue	Accounts receivable

Customer A (related party)	$3,856	86%	$3,854
Customer E	641	14%	-
Total:	$4,497	100%	$3,854

	Six months ended June 30, 2010		June 30, 2010
	Revenue	Percentage of revenue	Accounts receivable

Customer A (related party)	$7,720	74%	$3,854
Customer D	1,351	13%	-
Total:	$9,071	87%	$3,854

	Three months ended June 30, 2009		June 30, 2009
	Revenue	Percentage of revenue	Accounts receivable

Customer A (related party)	$3,870	34%	$-
Customer B	2,489	22%	-
Customer C	3,870	34%	7,742
Total:	$10,229	90%	$7,742

	Six months ended June 30, 2009		June 30, 2009
	Revenue	Percentage of revenue	Accounts receivable

Customer A (related party)	$7,739	41%	$-
Customer B	2,489	13%	-
Customer C	7,739	41%	7,742
Total:	$17,967	95%	$7,742

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

(b)         Major vendors

For the three and six months ended June 30, 2010 and 2009, there is no vendor who accounts for 10% or more of the Company’s purchases.

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

NOTE－9                   COMMITMENTS AND CONTINGENCIES

(a)         Operating lease commitments

The Company rented office spaces from a related party under a non-cancelable operating lease agreement in Hong Kong for a term of 3 years, with fixed monthly rentals, expiring in March 2011. Costs incurred under the operating lease, which are considered to be equivalent to the market rate, are recorded as rental expense and totaled approximately $46,322 and $42,564 for the six months ended June 30, 2010 and 2009.

As of June 30, 2010, the future minimum rental payments due under this non-cancelable operating lease in the next 12 months is $69,367.

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

Our revenue model is to (1) sell air time or spot time to customers in different time sections with a tailor made package to be designed for each customer, which package may contain a number of air or spot times with a time frame of, say, 30 seconds, (2) to sell title sponsorships to customers for each program, and (3) to sell banner advertisements on our website. We plan to have eight banners for the year 2010 for customers to place their advertisements.

Management believes that Uonlive has a niche market in the online radio industry in Hong Kong and Mainland China. The prospect for this industry is enormous with high margin potential. Uonlive is the pioneer in this market and hopes to be the leader, taking the largest market share in the coming years.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated Financial Statements of the Company for the six-month period ended June 30, 2010 and 2009 and related notes thereto.

THREE-MONTH PERIOD ENDED JUNE 30, 2010 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2009

Operating Revenue

We recorded a total of $4,497 consolidated revenue for the three-month period ended June 30, 2010 compared to $11,262 for the same corresponding period in 2009. The decrease was mainly due to a tough business environment and the slow recovery in the economy.  The consolidated gross loss for the three-month period ended June 30, 2010 recorded at $2,561, which accounted for (57.0)% of total revenue. The gross loss was mainly due to the decrease in sales to the customers.

Operating Expenses

Operating expenses for the three-month period ended June 30, 2010 decreased to $164,664 from $202,019 in the corresponding period of 2009, which consisted of $2,251 for sales and marketing expenses and $162,413, for general and administrative expenses.  The general and administrative expense included approximately $39,100 of salaries expense and labor charges, approximately $21,800 of rental expense, approximately $30,800 of consulting and professional fees; approximately $19,600 depreciation expenses and approximately $25,700 of computer system maintenance expense.

Impairment and Depreciation

During the three-month period ended June 30, 2010, we incurred $19,600 of depreciation expenses, compared to $11,000 for the same period in 2009.

Net Loss/ Comprehensive Loss

We incurred a net loss of $167,225 for the three-month period ended June 30, 2010, compared to $200,684 for the corresponding period in the year 2009.

We accounted for a comprehensive loss of $162,020 for the three-month period ended June 30, 2010 after an adjustment on the foreign currency translation compared to $200,724 for the same corresponding period in 2009.

SIX-MONTH PERIOD ENDED JUNE 30, 2010 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2009

Operating Revenue

We recorded a total of $10,499 consolidated revenue for the six-month period ended June 30, 2010 compared to $18,999 for the same corresponding period in 2009, a decrease of 44.7%.  The decrease was mainly due to a tough business environment and the slow recovery in the economy.  The consolidated gross loss for the six-month ended June 30, 2010 recorded at $9,412, which accounted for (90)% of total revenue.  The gross loss was mainly due to the decrease in sales to the customers.

Operating Expenses

Operating expenses for the six-month period ended June 30, 2010 decreased by $10,178 to $384,820, which consisted of approximately $4,400 for sales and marketing expenses or 42% of total revenue.  Approximately $380,400 accounted for general and administrative expenses, a decrease of approximately $13,000 compared to the same corresponding period in 2009.  The general and administrative expense included approximately $84,800 of salaries expense, approximately $43,400 of rental expense, approximately $63,300 of consultancy fees, approximately $48,600 of professional fees and approximately $107,400 of computer system maintenance expense.

Impairment and Depreciation

During the six-month period ended June 30, 2010 and 2009, we incurred approximately $39,100 and $29,600 for depreciation expenses.

Net Loss/ Comprehensive Income (loss)

We incurred a net loss of approximately $394,200 for the six-month period ended June 30, 2010, a decrease of approximately $1,600 from the corresponding period in the year 2009. We accounted for a comprehensive loss of approximately $386,800 for the six-month period ended June 30, 2010 compared to a comprehensive loss of approximately $396,000 for the same corresponding period in 2009.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended June 30, 2010, net cash used in operating activities was $343,334, which included a net loss of $394,232 compared to $369,136 and $395,849 for the same period in 2009. The operating activities also included the use in depreciation of approximately $39,100; an increase in changes to accounts receivable of approximately $11,500 and deposits and other receivables of approximately $16,500, which was offset by the decrease in changes to accounts receivable by related party of approximately $3,800 and accounts payables and accrued liabilities of approximately $12,500.  We accounted for net cash used in investing activities of a minimal $500, which was used to purchase plant and equipment, and approximately $59,000 for the corresponding period in 2009. Net cash provided by financing activities accounted for approximately $326,500 and $454,000 for the six-month period ended June 30, 2010 and 2009, respectively, which represented further advances from a shareholder.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

UONLIVE CORPORATION
(Registrant)

August 12, 2010	/s/ Tsun Sin Man Samuel
Tsun Sin Man Samuel
Chief Executive Officer and Director
(Principal Executive Officer)

August 12, 2010	/s/ Hui Chi Kit
Hui Chi Kit
Chief Financial Officer
(Principal Financial and Accounting Officer)