Form 10-Q
period 2010-09-30
UONLIVE CORP
filed 2010-11-15
CIK 1081834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

(011) (852) 2116-3560
(Registrant's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐         Accelerated Filer ☐         Non-accelerated Filer ☐         Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: October 28, 2010, 1,996,355 shares.

UONLIVE CORPORATION

Form 10-Q for the period ended September 30, 2010

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

UONLIVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$5,683	$53,850
Accounts receivable	-	11,605
Accounts receivable, related party	3,867	-
Deposits and other receivables	389	17,208

Total current assets	9,939	82,663

Non-current assets:
Plant and equipment, net	169,082	227,565

TOTAL ASSETS	$179,021	$310,228

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$7,014	$25,014
Amount due to a shareholder	2,340,083	1,914,513

Total current liabilities	2,347,097	1,939,527

Long-term liabilities:
Note payable to a shareholder	167,536	167,603

Total liabilities	2,514,633	2,107,130

Stockholders’ deficit:
Series A Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding as of September 30, 2010 and December 31, 2009	500	500
Common stock, $0.001 par value; 200,000,000 shares authorized; 1,996,355 shares issued and outstanding, respectively	1,996	1,996
Additional paid-in capital	197,570	197,570
Accumulated deficit	(2,531,485)	(1,993,036)
Accumulated other comprehensive loss	(4,193)	(3,932)

Total stockholders’ deficit	(2,335,612)	(1,796,902)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$179,021	$310,228

See accompanying notes to the condensed consolidated financial statements.

UONLIVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

REVENUES, NET
- Related party	$3,861	$3,870	$11,581	$11,609
- Non-related party	-	3,870	2,779	15,131

Total revenues, net	3,861	7,740	14,360	26,740

COST OF REVENUE (exclusive of depreciation)	10,437	9,928	30,348	29,778

GROSS LOSS	(6,576)	(2,188)	(15,988)	(3,038)

Operating expenses:
Sales and marketing	1,540	2,227	5,954	3,770
General and administrative	136,101	200,950	516,507	594,405

Total operating expenses	137,641	203,177	522,461	598,175

LOSS BEFORE INCOME TAXES	(144,217)	(205,365)	(538,449)	(601,213)

Income tax expense	-	(40,991)	-	(40,991)

NET LOSS	$(144,217)	$(246,356)	$(538,449)	$(642,204)

Other comprehensive loss:
- Foreign currency translation loss	(7,680)	(17)	(261)	(191)

COMPREHENSIVE LOSS	$(151,897)	$(246,373)	$(538,710)	$(642,395)

Net loss per share – basic and diluted	$(0.07)	$(0.12)	$(0.27)	$(0.32)

Weighted average common stock outstanding – basic and diluted	1,996,355	1,996,355	1,996,355	1,996,355

See accompanying notes to the condensed consolidated financial statements.

UONLIVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended September 30,
	2010	2009
Cash flow from operating activities:
Net loss	$(538,449)	$(642,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	58,796	55,384
Deferred tax expense	-	40,991
Changes in operating assets and liabilities:
Accounts receivable, trade	11,601	(3,871)
Accounts receivable, related party	(3,867)	-
Deposits and other receivables	16,812	(83)
Accounts payable and accrued liabilities	(17,990)	(6,200)

Net cash used in operating activities	(473,097)	(555,983)

Cash flows from investing activities:
Purchase of plant and equipment	(505)	(64,391)

Net cash used in investing activities	(505)	(64,391)

Cash flows from financing activities:
Amount due to a shareholder	426,335	661,916

Net cash provided by financing activities	426,335	661,916

Effect of exchange rate change on cash and cash equivalents	(900)	(181)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(48,167)	41,361

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	53,850	100

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,683	$41,461

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to the condensed consolidated financial statements

UONLIVE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Series A Convertible preferred stock		Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	No. of shares	Amount	No. of shares	Amount	capital	deficit	income (loss)	deficit

Balance as of January 1, 2010	500,000	$500	1,996,355	$1,996	$197,570	$(1,993,036)	$(3,932)	$(1,796,902)

Net loss for the period	-	-	-	-	-	(538,449)	-	(538,449)

Foreign currency translation adjustment	-	-	-	-	-	-	(261)	(261)

Balance as of September 30, 2010	500,000	$500	1,996,355	$1,996	$197,570	$(2,531,485)	$(4,193)	$(2,335,612)

See accompanying notes to the condensed consolidated financial statements

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
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

In the opinion of management, the consolidated balance sheet as of December 31, 2009 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010 or for any future periods.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2009.

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

For the nine months ended September 30, 2010, the Company has incurred a net loss of $538,449 and experienced negative cash flows from operations of $473,097 with an accumulated deficit of $2,531,485 as of that date. The continuation of the Company is dependent upon the continuing financial support of shareholders and generating significant revenue and achieving profitability. The actions involve certain cost-saving initiatives and growing strategies, including rapid promotion and marketing the radio program in the Hong Kong and China. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
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

Accounts receivable consist primarily of trade receivables. Accounts receivable are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts. Management reviews and adjusts this allowance periodically based on historical experience, current economic climate as well as its evaluation of the collectibility of outstanding accounts. The Company evaluates the credit risks of its customers utilizing historical data and estimates of future performance. For the nine months ended September 30, 2010 and 2009, the Company did not provide an allowance for doubtful accounts, nor have been any write-offs.

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

Depreciation expense for the three months ended September 30, 2010 and 2009 was $19,607 and $25,843, respectively.

Depreciation expense for the nine months ended September 30, 2010 and 2009 was $58,796 and $55,384, respectively.

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Impairment of long-lived assets

Long-lived assets primarily include plant and equipment. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of September 30, 2010.

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

For the nine months ended September 30, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2010, the Company did not have any significant unrecognized uncertain tax positions.

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

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Comprehensive income or loss

ASC Topic 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income or loss consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income or loss is not included in the computation of income tax expense or benefit.

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

The reporting currency of the Company is the United States Dollars ("US$") and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company’s subsidiary in Hong Kong maintain its books and record in its local currency, Hong Kong Dollars ("HK$"), which is functional currencies as being the primary currency of the economic environment in which their operations are conducted.

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective period:

	September 30, 2010	September 30, 2009
Period-end HK$:US$1 exchange rate	7.7582	7.7504
Period average HK$:US$1 exchange rate	7.7717	7.7524

●	Segment reporting

ASC Topic 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the nine months ended September 30, 2010, the Company operates in one reportable segment in Hong Kong and China.

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

ASC Topic 820, “Fair Value Measurements and Disclosures,” ("ASC 820") establishes a new framework for measuring fair value and expands related disclosures. Broadly, ASC 820 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

In July 2010, the FASB issued an accounting standards update to require further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. This update will be effective for the Company in the second quarter of fiscal 2011, except for the disclosures relating to activity that occurred during a reporting period which is effective for the Company in the third quarter of fiscal 2011. Since this update addresses only disclosures related to credit quality of financing receivables and the allowance for credit losses, it is not expected that the adoption of this update will have a material impact on the Company’s financial position, results of operations or cash flows.

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－5                   AMOUNT DUE TO AND NOTE PAYBLE TO A SHAREHOLDER

(a)         Amount due to a shareholder

As of September 30, 2010, the amount of $2,340,083 represented temporary advances for working capital purposes from a major shareholder, Mr. Samuel Tsun, which were unsecured and interest free, with no fixed terms of repayment.

(b)         Note payable to a shareholder

As of September 30, 2010, the note payable due to a major shareholder, Mr. Samuel Tsun, was unsecured and interest free, with no fixed repayment term.

NOTE－6                   INCOME TAXES

The Company has operations in various countries and is subject to tax in the jurisdictions in which it operates, as follows:

United States of America

UOLI is registered in the State of Nevada and is subject to United States of America tax law. No provision for income taxes have been made as UOLI has generated no taxable income for the nine months ended September 30, 2010.

British Virgin Island

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to Hong Kong Profits Tax at the statutory rate of 16.5% on its assessable income. For the nine months ended September 30, 2010, the Company incurred an operating loss of $376,268, with approximately $1,910,162 of cumulative operating loss carryforwards available for Hong Kong income tax purpose at no expiration.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Deferred tax assets:
Net operating loss carryforwards	$314,016	$216,178
Less: valuation allowance	(314,016)	(216,178)
Deferred tax assets, net	$-	$-

As of September 30, 2010, the Company has provided for a full valuation allowance against the deferred tax assets of $314,016 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the nine months ended September 30, 2010, the valuation allowance is increased by $97,838, primarily relating to net operating loss carryforwards from the foreign tax regime.

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－7                   RELATED PARTY TRANSACTIONS

(a)         Accounts receivable and sales – related company

For the nine months ended September 30, 2010 and 2009, the Company earned sales revenue of $11,581 and $11,609 from Dbtronix (Far East) Ltd., which was controlled by a director of the Company, Mr. Samuel Tsun, at the current market value in a normal course of business.

As of September 30, 2010, accounts receivable from a related party amounted to $3,867.

(b)         IT service cost paid to a related company

For the nine months ended September 30, 2010 and 2009, the Company paid IT service cost of $25,477 and $25,541, respectively to the related company, which was controlled by a director of the Company, Mr. Samuel Tsun, at the current market value in a normal course of business.

(c)         Rent charge paid to a related company

For the nine months ended September 30, 2010 and 2009, the Company paid rent charge of $69,483 and $65,786 respectively to the related company, which was controlled by a director of the Company, Mr. Samuel Tsun, at the current market value in a normal course of business.

NOTE－8                   CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three months ended September 30, 2010, one customer represented more than 10% of the Company’s revenue and accounts receivable. This customer accounted for 100% of the Company’s revenues amounting to $3,861, with $3,861 of accounts receivable.

For the nine months ended September 30, 2010, one customer represented more than 10% of the Company’s revenue and accounts receivable. This customer accounted for 81% of the Company’s revenues amounting to $11,581, with $3,861 of accounts receivable.

For the three and nine months ended September 30, 2009, the customer who accounted for 10% or more of revenues and their outstanding balances as at period-end dates, are presented as follows:

	Three months ended September 30, 2009		September 30, 2009
	Revenue	Percentage of revenue	Accounts receivable

Customer A (related party)	$3,870	50%	$3,871
Customer B	3,870	50%	11,612

Total:	$7,740	100%	$15,483

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended September 30, 2009		September 30, 2009
	Revenue	Percentage of revenue	Accounts receivable

Customer A (related party)	$11,609	43%	$3,871
Customer B	11,609	43%	11,612

Total:	$23,218	86%	$15,483

(b)         Major vendors

For the three and nine months ended September 30, 2010 and 2009, there was no vendor who accounted for 10% or more of the Company’s purchases.

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

NOTE－9                   COMMITMENTS AND CONTINGENCIES

The Company rented office spaces from a related party under a non-cancelable operating lease agreement in Hong Kong for a term of 3 years, with fixed monthly rentals, expiring in March 2011. Costs incurred under the operating lease, which are considered to equivalent to the market rate, are recorded as rental expense and totaled approximately $69,483 and $72,400 for the nine months ended September 30, 2010 and 2009.

As of September 30, 2010, the future minimum rental payments due under this non-cancelable operating lease in the next 12 months is $46,403.

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated Financial Statements for the nine-month period ended September 30, 2010 and 2009 and related notes thereto.

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2010 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2009

Operating Revenue

We recorded a total of $3,861 consolidated revenue for the three-month period ended September 30, 2010 compared to $7,740 for the same corresponding period in 2009. The decrease in consolidated revenue was mainly due to poor performance from our sales team.  The consolidated gross loss for the three-month period ended September  30, 2010 recorded at $6,576, which accounted for (170.3)% of total revenue. The gross loss was mainly due to the decrease in sales to customers.

Operating Expenses

Operating expenses for the three-month period ended September  30, 2010 decreased to $137,641 from $203,177 in the corresponding period of 2009, which consisted of $1,540 for sales and marketing expenses and $136,101, for general and administrative expenses.  The general and administrative expenses included approximately $29,900 of salaries expense and labor charges, $21,800 of rental expense, $41,264 of consulting and professional fees, $19,600 depreciation expenses and $25,300 of computer system maintenance expense.

Impairment and Depreciation

During the three-month period ended September 30, 2010, we incurred $19,607 of depreciation expenses, compared to $25,843 for the same period in 2009.

Net Loss/ Comprehensive Loss

We incurred a net loss of $144,217 for the three-month period ended September  30, 2010, compared to $246,356 for the corresponding period in the year 2009.

We accounted for a comprehensive loss of $151,897 for the three-month period ended September 30, 2010 after an adjustment on the foreign currency translation compared to $246,373 for the same corresponding period in 2009.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2010 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2009

Operating Revenue

We recorded a total of $14,360 consolidated revenue for the nine-month period ended September 30, 2010 compared to $26,740 for the same corresponding period in 2009, a decrease of 46.3%.  The decrease was mainly due to a tough business environment and the poor performance from the sales team.  The consolidated gross loss for the nine-months ended September 30, 2010 recorded at $15,988, which accounted for (111)% of total revenue.  The gross loss was mainly due to the decrease in sales to customers.

Operating Expenses

Operating expenses for the nine-month period ended September 30, 2010 decreased by $75,714 to $522,461, which consisted of approximately $6,000 for sales and marketing expenses or 41.4% of total revenue.  Approximately $516,507 accounted for general and administrative expenses, a decrease of approximately $77,900 compared to the same corresponding period in 2009.  The general and administrative expenses included approximately $114,771 of salaries expense, $65,300 of rental expense, $88,050 of consultancy fees, $64,000 of professional fees and $132,929 of computer system maintenance expense.

Impairment and Depreciation

During the nine-month period ended September 30, 2010 and 2009, we incurred approximately $58,796 and $55,384 for depreciation expenses.

Net Loss/ Comprehensive Income (loss)

We incurred a net loss of approximately $538,400 for the nine-month period ended September 30, 2010, a decrease of approximately $103,700 from the corresponding period in the year 2009. We accounted for a comprehensive loss of approximately $538,700 for the nine-month period ended September 30, 2010 compared to a comprehensive loss of approximately $642,000 for the same corresponding period in 2009.

LIQUIDITY AND CAPITAL RESOURCES

During the period ended September 30, 2010, net cash used in operating activities was $473,097, which included a net loss of $538,449 compared to $555,983 and $642,204 for the same period in 2009. The operating activities also included the use in depreciation of approximately $58,796, an increase in changes to accounts receivable of approximately $11,600 and deposits and other receivables of approximately $16,800, which was offset by the decrease in changes to accounts receivable by related party of approximately $3,800 and accounts payables and accrued liabilities of approximately $18,000.  We accounted for net cash used in investing activities of a minimal $505, which was used to purchase plant and equipment, and approximately $64,000 for the same corresponding period in 2009. Net cash provided by financing activities accounted for approximately $426,300 and $661,900 for the nine-month period ended September 30, 2010 and 2009, respectively, which represented further advances from a shareholder.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and trade accounts receivable. We perform ongoing credit evaluations of our customers’ financial condition, but do not require collateral to support such receivables.

Exchange Rate Risk

We cannot guarantee that the current exchange rate will remain steady; therefore there is a possibility that we could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of HK$ converted to US$ on that date. The exchange rate could fluctuate without notice, depending on changes in political and economic environments.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining disclosure controls and procedures for us. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

UONLIVE CORPORATION
(Registrant)

November 15, 2010	/s/ Tsun Sin Man Samuel
Tsun Sin Man Samuel
Chief Executive Officer and Director
(Principal Executive Officer)

November 15, 2010	/s/ Hui Chi Kit
Hui Chi Kit
Chief Financial Officer
(Principal Financial and Accounting Officer)