Form 10-K
period 2010-12-31
UONLIVE CORP
filed 2011-03-30
CIK 1081834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

Aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant at March 24, 2011, computed by reference to the closing price of $0.16 at which the common stock was last sold on that date:  $95,416

As of March 18, 2011, there were outstanding 1,996,355 shares of the issuer's common stock, par value $.001.

PART I

Item 1. Business

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This annual report on Form 10-K under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussion under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Form 10-K. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-K that are not historical facts are forward-looking statements.

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

Uonlive provides multi-division entertainment programs through live-audio-radio and audio-on-demand. Audio-on-demand allows the listener to choose his or her own programming.  Uonlive also utilizes the most advanced technologies for DJs and audiences to control their broadcasting techniques. Uonlive is also endeavoring to develop new radio receiving techniques. For example, in the future, Uonlive will distribute online radio programs for communication products including mobile, family electronics, etc., anytime and anywhere.

Different from traditional radio stations, Uonlive is continuously adding more interactive features, including online live voting, chat rooms, blogs, download service,  an online player and more in order to reach increased audiences.

In addition, Uonlive provides professional training courses to DJs.  It is committed to developing new radio personalities by providing professional and systematic training programs. After completion of the courses, the participants are qualified to take part in large-scale activities and ceremonies. Such opportunities work for the mutual benefit of the online station and the participant. Currently, Uonlive has over 90 DJs hosting online radio programs.

Uonlive has over 16 diversified channels, which operate 24-hours a day.  No matter when and where, listeners can hear Uonlive voices anytime.

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

In Uonlive, all the people are involved in the multimedia communication platform.  This virtual community is able to provide the public with free online radio services.  Currently Uonlive focuses on the following products and services:

(1)      Air Time
–	Started from 16th September 2007;
–	Unlimited airtime, no boundary, flexibile and expandable;
–	Sixteen different online radio channels;
–	Over 90 DJs;
–	About 370 programs through 16 channels;
–	Existing 93,000 registered members, 16-25 sectors.

(2)      UJ on demand
–	Anyone can become a UJ;
–
 UJ status can be upgraded to a senior level depending on how many programs the users get involved in, how many programs users update or are in charge of and also the download rates or response rate from the audiences;

–	The higher the rank, the more airtime users can operate;
–	Own your own radio channel with specific topics.

(3)      U on Ad
–	The audience members can record their own advertisement in audio and upload to Uonlive;
–	UJ can pick different categories of products and record the advertisement, and post on Uonlive;
–	Advertisement on demand with target customers, and advertisement with hit rate record;
–	Target customers can allocate target products;
–	Become a yellow page, youth and recommendation specialist on particular products;
–	Different UJs become specialists on particular products in specific industries.

(4)      U PR Network
–	Through its UJ’s, members’ database, and clients, Uonlive has established a public relations (PR) Network.;
–	Building awareness and a favorable image for clients through our network and closely monitoring numerous media channels for public comments.

Currently, we focus and market our products in the following industries, where we believe our capabilities and networks are easily utilized:

·        Sports
·        Tourist
·        Property
·        Music
·        Wedding
·        Comics/Games
·        Supernatural Science
·        Online Shopping

Online Radio Industry Overview

Industry Background

Online radio is a broadcasting media which is transmitted through the Internet.  A radio server is set up on Internet websites and provides radio programming through media play software.  As a result, the listeners are able to listen, watch, and read radio programs through their own computers.  The programs of online radio include audio, video, multi-media and text contents.  Online radio is one of the major Internet media that provides online audio and video programming services.

According to the statistics of eTForecasts, worldwide Internet users at the end of 2010 accounted for 297 per every 1,000 people, or 2.03 billion globally, and an estimated 2.8 billion users are predicted within the next five years. In 2009, the USA had 244.8 million Internet users and China had 311 million Internet users.  By 2015, Internet users in Asia Pacific countries are expected to increase to 1.4 billion, approximately 48.4% of total user share worldwide.

A study of the US Radio Advertising Bureau, which has more than 7,000 members in U.S. and other countries, showed annual revenue of US$.16 billion for the year 2009, a decrease of 18% from the year 2008.  On the other hand, an industry survey conducted by PricewaterhouseCoopers and sponsored by the Interactive Advertising Bureau (IAB) in April 2010 showed Internet advertising revenues in the United States totaled $22.7 billion for the full year of 2009, decreased 3.4% over 2008.

Moreover, Borrell Associates “9th Annual Benchmarking Report: Benchmarking Local Online Media, A 2010 Revenue Survey,” concludes that the economic downturn over the past three years has forged a new landscape for local online media.  The report forecasts slow online revenue growth for traditional radio broadcasters providing streaming online radio, which captured only 2.1% of all local online advertising spent in 2010.  The Borrell study finds that the radio industry’s lack of attention to the Internet opportunity is the reason for the lackluster performance in Internet sales.  However, the report indicates that radio groups that focus on online radio-interactive services support Borrell’s theory that the niche approach beats the mass-media approach when it comes to attracting advertisers.

In addition, in a blog posted on March 17, 2011 by Mark Ramsey of Mark Ramsey Media LLC entitled “What Business is Radio In?” he states that radio is, broadly speaking, in the media business. He argues that online radio is, or should be, in the business of connecting consumers and advertisers across all platforms for the benefit of both in the local markets they serve.  Mr. Ramsey further states that it is online radio’s job to create content that attracts and enchants consumers, not just listeners, as well as content that attracts and enchants clients who value those consumers and benefit directly from their actions.  He makes the point that the world is now about infinite choice where only quality, value-laden content will capture consumers’ attention and where control is in consumers’ hands.  This indeed is an area where online only radio groups can excel.

According to the statistics of US Radio Advertising Bureau in 2009 and 2010, over 93% of  American citizens over 12 years old listen to radio programs every week; over 70% of American citizens listen to radio programs every day; 95% of adults (over 18 years old) with yearly income of $75,000 listen to radio programming for 2.5 hours every day; over 96% of lawyers, accountants, professionals, and  senior corporate management listen to radio for 2.5 hours  every day; 97% of college students listen to radio for 3 hours  every day. The time distribution ratios of American citizens on various media are 44% on radio, 41% on TV, 10% on newspaper, and 5% on magazine. The weekly online radio audience reaches some 43 million persons age 12 or older in the U.S. – or nearly 1 in 5 persons in the 12+ population base.

Characteristics of Online radio

Currently, the most popular online radio is live radio and audio-on-demand radio programs. The live online radio is similar to traditional radio, which provides audio programs according to a scheduled program list on the Internet. By contrast, audio-on-demand online radio provides radio programs on the website, and audiences are able to play their favorite programs on their demand.

The following is a comparison of online radio to traditional radio broadcasting:

–	Online radio programs are targeted to more specialized and defined audiences. Online radio segments its listening audience more than traditional radio.
–	Online radio audiences are able to listen to radio programs in their free time and can avoid being stuck to listening to traditional radio programs in a synchronous manner.
–	Online radio audiences are able to select programs on demand and enjoy real-time news, music, and other programs.
–
Online radio audiences are able to mutually interact and communicate with broadcast hosts more closely and quickly through MSN, mobile messaging, blogs and radio Forum, as well as hot-line telephone, etc.

–	Online radio is able to utilize news and program resources of traditional broadcast stations, which is complementary to that provided by traditional broadcast stations.

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
Uonlive can also use the resources and technical means of the network to achieve transmission of audio-visual language.  The audience not only can see a program through video, the face of a host if it is music, but also at the same time enjoy the songs of the music videos  This transmission ability greatly raises the visibility of the programming.  In addition, the continual development of network technology provides a platform for all Internet users that can become a potential radio audience.

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
Uonlive uses Internet Audio Radio and Audio-on-Demand, and makes full use of advanced interactive features, to present the most diversified entertainment programs.  In addition, Uonlive uses the most advanced equipment and the latest technology, to help the audience more easily master and control the skills of radio.  In the future, it will bring “Anytime, Anywhere” radio to communication products such as mobile phones, or even on the stereo such as stationary units or any mobile unit that has an Internet browser.

More importantly, Uonlive does not need to download or install any software, which makes its use simpler and more convenient.  The powerful website does all this and can even support keyword search.

However, we cannot assure you that we will compete successfully with any of our current or future competitors.

Future Plans

Our Plan for Increasing Revenue and Cutting Costs

—	We will launch new service targeting manufacturers who need our platform as an advertising agent and our UJs as their sales agents to increase their sales.
—	We will increase our broadcasting channels with different popular categories to increase our revenue from selling of air time,
—
We will provide free training to people who want to be UJs and UJs are part of our sales team who sell our products through their personal network. Our sales department will also provide sales techniques to UJs.

—	We will co-operate with local newspapers and magazines to bundle our services and products together with newspaper and magazine advertisements in one package to expand our revenue
—	Our direct cost of sales will be based on commissions paid to UJs, which will not increase our cost unevenly.
—	We are in the process of developing a “point to point” technology which will improve our number of online audiences without increasing the bandwidth, so as to reduce the cost.

 How do we intend to expand our programming and technology?

—	We plan to raise adequate capital over the next three years
—	We plan to purchase technology that has come down in price.
—	We plan to acquire other online radio stations with positive cash flow
—	We plan to acquire software development companies that specialize in our field and these companies will have mutual benefits for us after acquisition
—	We plan to expand our programs through our training of UJs
—
We will use demographics to determine the attitudes and tastes of particular segments of the population in order to connect with our audiences and acknowledge other aspects of audience member’s lives to keep them coming back to our channels and programs

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

Advertising Customers

For the twelve month period from January 1, 2010 to December 31, 2010 the Company achieved revenues of $18,226.  The revenue was generated from five customers with the following details:

Name of Customer	Sales for the Period by Customer	% of Sales for the Period
Dbtronix (Far East) Ltd.	$15,446	84.8%
Ponly Chiu	$1,351	7.4%
Sindy Siu	$270	1.5%
Prince Ramen.	$515	2.8%
Snow Kiss Skin Care Centre	$644	3.5%
Total of 5 Customers	$18,226	100.0%

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

Regulation of Internet Content
The Internet Measures set forth a list of prohibited types of content. Duly licensed Internet content providers (ICPs) are required to monitor their websites, including chat rooms and electronic bulletin boards, for prohibited content and remove any such content that they discover on their websites. In addition, some of the specific types of prohibited content are vague and subject to interpretation. Therefore, the responsibilities and the potential liabilities of ICPs are unclear.

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

Employees. We currently have 16 employees and 99 UJs working for our company.  We believe our future success will depend in large part upon the recruitment of more experienced UJ’s and management officers; and our ability to attract and retain sales and marketing personnel.  There can be no assurance that we will retain our key sales and marketing employees or that we can attract, assimilate or retain other highly qualified sales and marketing personnel in the future.  None of our employees are subject to any collective bargaining agreements.

Item 2.  Properties

The Company is committed to lease office spaces in Hong Kong from a related party under a non-cancelable operating lease agreement, with fixed monthly rent, for a term of 3 years expiring in March 2011. Costs incurred under the operating lease, which are considered to be equivalent to the market rate, are recorded as rent expense and totaled approximately $92,670 and $89,007 for the years ended December 31, 2010 and 2009.

As of December 31, 2010, the Company has future minimum rent payments of $23,127 in the next twelve months, under a non-cancelable operating lease.

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

Market Information

Our common stock is currently quoted on a limited basis on the OTCQB tier of OTC Markets Group inter-dealer quotation and trading system under the symbol “UOLI.” The quotation of our common stock on the OTCQB does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market:

(1)	Investors may have difficulty buying and selling or obtaining market quotation;
(2)	Market visibility for our common stock may be limited; and
(3)	A lack of visibility of our common stock may have a depressive effect on the market price for our common stock.

The following table sets forth the range of bid prices of our common stock as quoted on the OTCQB during the periods indicated. The prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions.

		High	Low

2010	First Quarter	$0.13	$0.10
	Second Quarter	$0.13	$0.125
	Third Quarter	$0.30	$0.13
	Fourth Quarter	$0.16	$0.16

2009	First Quarter	$0.50	$0.35
	Second Quarter	$0.45	$0.20
	Third Quarter	$1.01	$0.10
	Fourth Quarter	$0.55	$0.10

Our common shares are issued in registered form. Interwest Transfer Co., Inc., 1981 East 4800 South, Ste 100, Salt Lake City, UT  84111, Tel: (801) 272-9294, is the registrar and transfer agent for our common stock.

From January 1 to March 23, 2011, the highest and lowest prices of our common shares on the OTCQB were $0.16 per share and $0.16 per share. On March 24, 2011, the closing price of our common stock on the OTCQB on the last day it traded before the filing of this Annual Report was $0.16 per share.

As of March 18, 2011, there were 91 shareholders of record of 1,996,355 outstanding shares of common stock of the Company, not including approximately 5,000 holders of our shares in street name.

Dividends

We have not previously paid any cash dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. It is the present intention of management to retain any earnings to provide funds for the operation and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operation, financial condition, contractual and legal restrictions and other factors the board of directors deem relevant.

Equity Compensation Plans

As of December 31, 2010, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

We have not recorded any sales of unregistered securities during the reporting period.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

We have not repurchased any of our common stock and have no publicly announced repurchase plans or programs as of December 31, 2010.

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

Different than traditional radio stations, Uonlive is continuously adding more interactive features, including online live voting, chat rooms, blogs, download service, an online player and more in order to reach increased audiences.

In addition, Uonlive provides professional training courses to DJs.  It is committed to developing new radio personalities by providing professional and systematic training programs. After completion of the courses, the participants are qualified to take part in large-scale activities and ceremonies. Such opportunities work for the mutual benefit of the online station and the participant. Currently, Uonlive has over 90 DJs hosting online radio programs. Currently Uonlive has over 16 diversified channels, which operate 24-hours a day.  No matter when and where, listeners can hear Uonlive voices anytime.

Our objective is to develop and provide diversified programming that has an upbeat message for anyone who listens. We will use advanced technologies to provide a variety of interactive channels through a Multimedia Communication Platform to give the audience impressive and fun radio shows.

Development of Our Business

The commercial market for the Internet only (pure play) online radio business is developing rapidly. Many large competitors have been formed or are in the process of being formed to take advantage of an expanding market. The commercialization of the Internet has effectively promoted the development of online radio communication technologies. The significant business opportunities inherent in online radio will cause the utilization of the various kinds of equipment necessary for an online radio station.

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

Management believes that Uonlive has a niche market in the online radio industry in Hong Kong.  The prospect for this industry is considerable with high margin potential. Uonlive is the pioneer in this market and hopes to be the leader, taking the largest market share in the coming years.

RESULTS OF OPERATIONS

The following table shows the financial data of the consolidated statements of operations of the Company and its subsidiaries for the years ended December 31, 2010 and 2009. The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

	For the year ended		For the year ended
	December 31, 2010		December 31, 2009
	US$ '000	% of Revenue	US$ '000	% of Revenue

OPERATING REVENUES	18	100%	44	100%

GROSS (LOSS) PROFIT	(23)	(127%)	4	9%

OPERATING EXPENSES:
Sales and marketing expense	(7)	(39%)	(24)	(55%)
General and administrative	(795)	(4,417%)	(748)	(1,700%)

TOTAL OPERATING EXPENSES	(802)	(4,455%)	(772)	(1,755%)

Loss from operations	(825)	(4,583%)	(767)	(1,745%)

Income tax expense			(41)	(93%)

NET LOSS	(825)	(4,583%)	(808)	(1,836%)

Other comprehensive income:
-Foreign currency translation gain	8	44%	1	2.3%

COMPREHENSIVE LOSS	(817)		(807)

Net loss per share – Basic and diluted	(0.41)		(0.40)

Weighted average number of shares outstanding – Basic and diluted	1,996,355		1,996,355

FISCAL YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009.

OPERATING REVENUE

The Company recorded a total of $18,226 consolidated revenue for the year ended December 31, 2010 compared to $44,153 for the same corresponding period in 2009.  The revenue for the year ended December 31, 2010 came from five different clients, which is a 59% decrease compared to the year ended December 31, 2009.  The decrease was mainly the result of our new adjustment in the customer sector, which we have focused more on supernatural science rather than on other sectors such as sports and music, in order to survive in the changing economic environment. We are in the process conducting research and testing which programs will be best suited to our targeted population.  The consolidated gross loss for the year ended December 31, 2010 was recorded at approximately $22,593.

Consolidated loss from operations increased by $57,599 or 7.5% to $824,575 for the year ended December 31, 2010 from $766,976 for the corresponding year 2009. The increase was caused by additional general and administrative expenses compared to the same period in 2009

SALES AND MARKETING EXPENSES

Sales and Marketing expenses decreased to $7,495 or 41% of total revenue in fiscal year 2010, from $23,731 or 54% of total revenue in the corresponding period of 2009, a decrease of 68.4%. The decrease was mainly due to slow implementation of our promotion strategy.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the year ended December 31, 2010 increased to $794,487 from $747,693 in the corresponding period of 2009, an increase of 6.3%. The increase in general and administrative expense was mainly due to the normal inflation adjustment on price incurred.  The general and administrative expenses included approximately $140,600 of salaries and related expenses, $87,000 of rental expense, $161,000 of computer technology expenses, $78,000 of depreciation expenses, $116,000 of impairment and write-off expense and $179,000 of consulting and professional fees.

PROVISION FOR IMPAIRMENT

During the 2010 fiscal year, we recognized an impairment loss on plant and equipment of $54,028 after the recoverability assessment.

NET LOSS

Net loss was $824,575 for the year ended December 31, 2010, as compared to a loss of $807,942 for the same corresponding period in 2009, an increase of $16,633 or 2%. A majority of the net loss was the result of the increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2010, the Company has incurred a net loss of $824,575 and experienced negative cash flows from operations of $613,216. The continuation of the Company is dependent upon the continuing financial support of shareholders and generating significant revenue and achieving profitability. Actions to be taken involve cost-saving initiatives and growth strategies, including increased promotion and marketing of our radio program in Hong Kong. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain its operations. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

As of December 31, 2010, cash and cash equivalents totaled $16,367. This cash position was the result of a combination of net cash used in operating activities in the amount of $613,216, net cash used in investing activities in the amount of $576 and the net cash provided by financing activities in the amount of $576,440. The net cash used in operating activities was mainly the result from the net loss of $824,575 offset by the depreciation expenses amounting to $78,427; impairment loss and write-off on plant and equipment amounting to $116,041, and changes in operating assets and liabilities amounting to $16,891.  The net cash used in investing activities was mainly the additional purchase of plant and equipment of $576. The net cash provided by financing activities was mainly advances from a shareholder of $576,440,

We believe that the level of financial resources is a significant factor for our future development and, accordingly, may choose at any time to raise capital through private debt or equity financing to strengthen our financial position, facilitate growth and provide us with additional flexibility to take advantage of business opportunities.

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

Impairment of long-lived assets

Long-lived assets primarily include plant and equipment. We review our long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset.

Allowance for doubtful accounts

We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience credit loss rates similar to those we have experienced in the past. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and financial health of specific customers

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

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

We have audited the accompanying consolidated balance sheets of Uonlive Corporation and its subsidiaries (“the Company”) as of December 31, 2010 and 2009, the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders’ deficit for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred continuous losses and capital deficit, all of which raise substantial doubt about its ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited
(Formerly ZYCPA Company Limited)
Certified Public Accountants

Hong Kong, China
March 30, 2011

UONLIVE CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$16,367	$53,850
Accounts receivable	-	11,605
Accounts receivable, related party	3,854	-
Deposits and other receivables	3,327	17,208

Total current assets	23,548	82,663

Non-current assets:
Plant and equipment, net	33,192	227,565

TOTAL ASSETS	$56,740	$310,228

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$20,337	$25,014
Amount due to a shareholder	2,483,028	1,914,513

Total current liabilities	2,503,365	1,939,527

Long-term liabilities:
Note payable to a shareholder	166,998	167,603

Total liabilities	2,670,363	2,107,130

Stockholders’ deficit:
Series A, Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding, respectively	500	500
Common stock, $0.001 par value; 200,000,000 shares authorized; 1,996,355 shares issued and outstanding, respectively	1,996	1,996
Additional paid-in capital	197,570	197,570
Accumulated deficit	(2,817,611)	(1,993,036)
Accumulated other comprehensive income (loss)	3,922	(3,932)

Total stockholders’ deficit	(2,613,623)	(1,796,902)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$56,740	$310,228

See accompanying notes to consolidated financial statements.

UONLIVE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2010	2009
Revenues, net:
- Related party	$15,446	$15,480
- Non-related party	2,780	28,673

Total revenues, net	18,226	44,153

Cost of revenue (exclusive of depreciation)	40,819	39,705

Gross (loss) profit	(22,593)	4,448

Operating expenses:
Sales and marketing	7,495	23,731
General and administrative	794,487	747,693
Total operating expenses	801,982	771,424

LOSS BEFORE INCOME TAXES	(824,575)	(766,976)

Income tax expense	-	(40,966)

NET LOSS	$(824,575)	$(807,942)

Other comprehensive income:
- Foreign currency translation gain	7,854	835

COMPREHENSIVE LOSS	$(816,721)	$(807,107)

Net loss per share – Basic and diluted	$(0.41)	$(0.40)

Weighted average common shares outstanding – Basic and diluted	1,996,355	1,996,355

See accompanying notes to consolidated financial statements.

UONLIVE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2010	2009

Cash flow from operating activities:
Net loss	$(824,575)	$(807,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	78,427	74,905
Impairment loss on plant and equipment	54,028	-
Write-off of plant and equipment	62,013	-
Deferred tax expense	-	40,989
Changes in operating assets and liabilities:
Accounts receivable, trade	11,584	-
Accounts receivable, related party	(3,861)	-
Deposits and other receivables	13,844	(5,422)
Accounts payable and accrued liabilities	(4,676)	(3,199)
Net cash used in operating activities	(613,216)	(700,669)

Cash flows from investing activities:
Purchase of plant and equipment	(576)	(66,770)
Net cash used in investing activities	(576)	(66,770)

Cash flows from financing activities:
Advances from a shareholder	576,440	821,232
Net cash provided by financing activities	576,440	821,232

Effect of exchange rate change on cash and cash equivalents	(131)	(43)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(37,483)	53,750

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	53,850	100

CASH AND CASH EQUIVALENTS, END OF YEAR	$16,367	$53,850

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements.

UONLIVE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Series A, Convertible preferred stock		Common stock		Additional		Accumulated other comprehensive	Total
	No. of shares	Amount	No. of shares	Amount	paid in capital	Accumulated deficit	(loss) income	stockholders’ deficit
Balance as of January 1, 2009	500,000	$500	1,996,355	$1,996	$197,570	$(1,185,094)	$(4,767)	$(989,795)

Net loss for the year	-	-	-	-	-	(807,942)	-	(807,942)

Foreign currency translation adjustment	-	-	-	-	-	-	835	835

Balance as of December 31, 2009	500,000	$500	1,996,355	$1,996	$197,570	$(1,993,036)	$(3,932)	$(1,796,902)

Net loss for the year	-	-	-	-	-	(824,575)	-	(824,575)

Foreign currency translation adjustment	-	-	-	-	-	-	7,854	7,854

Balance as of December 31, 2010	500,000	$500	1,996,355	$1,996	$197,570	$(2,817,611)	$3,922	$(2,613,623)

See accompanying notes to consolidated financial statements.

UONLIVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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

UOLI, through its subsidiaries, mainly engages in the provision of online multimedia and advertising service and the operation of online radio stations in Hong Kong.

On May 15, 2009, the Company approved a 1 for 100 reverse split of its common stock. All common stock and per share data for all periods presented in the consolidated financial statements have been restated to give effect to the reverse stock split.

UOLI and its subsidiaries are hereinafter collectively referred to as “the Company.”

2.         GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the year ended December 31, 2010, the Company has incurred a continuous loss of $824,575 and experienced a working capital deficit of $2,479,817 with a capital deficit of $2,817,611 as of that date. The continuation of the Company is dependent upon the continuing financial support of shareholders and generating significant revenue and achieving profitability. The actions to be taken involve cost-saving initiatives and growth strategies, including increased promotion and marketing of our radio program in Hong Kong. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain its operations.

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

The consolidated financial statements include the accounts of UOLI and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

UONLIVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Accounts receivable

Accounts receivable consist primarily of trade receivables. Accounts receivable are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts. Management reviews and adjusts this allowance periodically based on historical experience, current economic climate as well as its evaluation of the collectibility of outstanding accounts. The Company evaluates the credit risks of its customers utilizing historical data and estimates of future performance. For the years ended December 31, 2010 and 2009, the Company did not provide an allowance for doubtful accounts, nor have been any write-offs.

●	Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Expected useful life
Furniture, fittings and office equipment	5 years
Computer and broadcasting equipment	5 years

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

●	Impairment of long-lived assets

Long-lived assets primarily include plant and equipment. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. For the year ended December 31, 2010, the Company recorded an impairment loss of $54,028 to reduce the carrying value of computer and broadcasting equipment to their net realizable value, due to the continuous losses in the operation.

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

●	Advertising expense

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs.” Advertising expense, included in sales and marketing was approximately $6,159 and $22,198 for the years ended December 31, 2010 and 2009.

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
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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

For the years ended December 31, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2010, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority. For the year ended December 31, 2010, the Company filed and cleared a 2009 tax return with its local tax authority.

●	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic net loss per share is computed by dividing net loss by the weighted-average number of common share outstanding during the period. Diluted net loss per share is computed similar to basic net loss per share except that the denominator is increased to include the number of additional common share that would have been outstanding if the potential common share equivalents had been issued and if the additional common shares were dilutive.

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

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement,” using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholders’ deficit.

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective year:
	2010	2009
Year-end HK$:US$1 exchange rate	7.7832	7.7551
Annual average HK$:US$1 exchange rate	7.7695	7.7522

UONLIVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expense in the accompanying consolidated statements of operations as the related employee service is provided.

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

ASC Topic 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended December 31, 2010 and 2009, the Company operates in one reportable segment in Hong Kong.

●	Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, accounts receivable, deposits and other receivables, accounts payable and accrued liabilities and amount due to a shareholder approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

–	Level 1: Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

–	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and; and

–
Level 3: Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations, as follows:

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-14 to amend ASC 605 “Revenue Recognition.” The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. The amendments in ASU 2009-14 will be effective for the fiscal years beginning January 1, 2011. The Company believes that ASU 2009-13 will not have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13 amending ASC 605 related to revenue arrangements with multiple deliverables. Among other things, ASU 2009-13 provides guidance for entities in determining the accounting for multiple deliverable arrangements and establishes a hierarchy for determining the amount of revenue to allocate to the various deliverables. The amendments in ASU 2009-13 will be effective for the fiscal years beginning January 1, 2011. The Company believes that ASU 2009-13 will not have a material impact on its consolidated financial statements

UONLIVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

In January 2010, the FASB issued further guidance under ASC No. 820, “Fair Value Measurements and Disclosures” ("ASC 820"). ASC 820 requires disclosures about the transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). ASC 820 is effective for the fiscal years and interim periods beginning after December 15, 2010. The Company will adopt the update on January 1, 2011 and expects that ASC 820 will not have a material impact on its consolidated financial statements.

4.         PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:
	As of December 31,
	2010	2009

Furniture, fitting and office equipment	$95,089	$107,329
Computer and broadcasting equipment	81,750	283,272
Exchange translation difference	(852)	1,875
	175,987	392,476
Less: accumulated depreciation	(89,410)	(164,493)
Less: accumulated impairment	(54,116)	-
Less: exchange translation difference	731	(418)

Plant and equipment, net	$33,192	$227,565

Depreciation expense for the years ended December 31, 2010 and 2009 was $78,427 and $74,905, respectively.

For the year ended December 31, 2010, the Company recognized an impairment loss of $54,028 after the recoverability assessment.

For the year ended December 31, 2010, the Company identified and wrote-off obsolete plant and equipment of $62,013.

5.         AMOUNT DUE TO AND NOTE PAYABLE TO A SHAREHOLDER

(a)         Amount due to a shareholder

As of December 31, 2010 and 2009, the amount of $2,483,028 and $1,914,513 represented temporary advances for working capital purposes from a major shareholder, Mr. Samuel Tsun, which were unsecured and interest free, with no fixed terms of repayment.

(b)         Note payable to a shareholder

As of December 31, 2010, the note payable due to a major shareholder, Mr. Samuel Tsun, was unsecured, interest free and not repayable within the next twelve months.

6.         INCOME TAXES

For the years ended December 31, 2010 and 2009, the local (“the United States of America”) and foreign components of loss before income taxes were comprised of the following:

UONLIVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2010	2009
Tax jurisdictions:
- Local	$-	$-
- Foreign	(824,575)	(766,976)
Loss before income taxes	$(824,575)	$(766,976)

The provision for income taxes consisted of the following:

	Years ended December 31,
	2010	2009
Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	40,966
Provision for income taxes	$-	$40,966

The Company generated an operating loss for the years ended December 31, 2010 and 2009 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

United States of America

UOLI is registered in the State of Nevada and is subject to United States of America tax law. No provision for income taxes have been made as UOLI has generated no taxable income for the years ended December 31, 2010 and 2009.

British Virgin Island

Under the current BVI law, the Company is not subject to tax on income or profits. For the years ended December 31, 2010 and 2009, the Company incurred an operating loss of $149,932 and $283,447.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to Hong Kong Profits Tax at the statutory rate of 16.5% on its assessable income. For the years ended December 31, 2010 and 2009, the Company incurred an operating loss of $674,643 and $483,529 with approximately $2,260,514 of cumulative operating loss carryforwards available for Hong Kong income tax purpose at no expiration.

For the year ended December 31, 2009, the Company has written off the deferred tax assets of $40,966 relating to net operating loss carryforwards from Hong Kong tax regime, because management believes it is more likely than not that the deferred tax assets will not be fully realizable in the future.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2010 and 2009:

	As of December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$327,985	$216,178
Less: valuation allowance	(327,985)	(216,178)
Deferred tax assets, net	$-	$-

UONLIVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

As of December 31, 2010, the Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the year ended December 31, 2010, the valuation allowance is increased by $111,807, primarily relating to net operating loss carryforwards from the foreign tax regime.

7.         NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of the common share outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the years indicated:

	Years ended December 31,
	2010	2009

Net loss attributable to common stockholders	$(824,575)	$(807,942)

Weighted average common shares outstanding	1,996,355	1,996,355

Basic and diluted net loss per share	$(0.41)	$(0.40)

Since the Company reported a net loss for the years ended December 31, 2010 and 2009, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been anti-dilutive.

8.         RELATED PARTY TRANSACTIONS

(a)         Accounts receivable and sales – related company

For the years ended December 31, 2010 and 2009, the Company earned sales revenue of $15,446 and $15,480 from a related company which was controlled by a director of the Company, Mr. Samuel Tsun, at the current market value in a normal course of business.

As of December 31, 2010 and 2009, accounts receivable from a related party was amounted to $3,854 and $0, respectively.

(b)         IT service cost paid to a related company

For the years ended December 31, 2010 and 2009, the Company paid IT service cost of $33,979 and $34,055, respectively to the related company which was controlled by a director of the Company, Mr. Samuel Tsun, at the current market value in a normal course of business.

(c)         Rent charge paid to a related company

For the years ended December 31, 2010 and 2009, the Company paid rent charge of $92,670 and $89,007 respectively to the related company which was controlled by a director of the Company, Mr. Samuel Tsun, at the current market value in a normal course of business.

9.         PENSION PLANS

The Company participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance (“MPF Scheme”) for all of its eligible employees in Hong Kong.

UONLIVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong. Contributions are made by the Company at 5% of the participants’ relevant income with a ceiling of HK$20,000. The participants are entitled to 100% of the contributions together with accrued returns irrespective of their length of service with the Company, but the benefits are required by law to be $5,552 and $7,851 for the years ended December 31, 2010 and 2009.

10.         CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the year ended December 31, 2010, there was one single customer (a related party) who accounted for 10% or more of revenues amounting to $15,446 with accounts receivable of $3,854 as at year-end date.

For the year ended December 31, 2009, the customer who accounted for 10% or more of revenues and their outstanding balances as at year-end dates, are presented as follows:

	Year ended December 31, 2009		December 31, 2009
	Revenue	Percentage of revenue	Accounts receivable
Customer A (related party)	$15,480	35%	$-
Customer B	11,610	26%	11,605
Customer D	13,542	31%	-
Total:	$40,632	92%	$11,605

(b)         Major vendors

For the years ended December 31, 2010 and 2009, there was no single vendor who accounted for 10% or more of the Company’s purchases.

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

11.         COMMITMENTS AND CONTINGENCIES

The Company is committed to lease office spaces from a related party under a non-cancelable operating lease agreement in Hong Kong for a term of 3 years, with fixed monthly rent, expiring in March 2011. Costs incurred under the operating lease, which are considered to be equivalent to the market rate, are recorded as rent expense and totaled approximately $92,670 and $89,007 for the years ended December 31, 2010 and 2009.

UONLIVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

As of December 31, 2010, the Company has future minimum rent payments of $23,127 in the next twelve months under a non-cancelable operating lease.

12.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2010 up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls

During the quarter ended December 31, 2010 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Tsun Sin Man Samuel	43	Chairman, Chief Executive Officer, Director
Hui Chi Kit	35	Chief Financial Officer
Wong Kin Yu Beta	30	Chief Operating Officer, Director
Carol Kwok	32	Director
Zeng Yang	27	Director

Backgrounds of Directors

Executive Officers and Directors

Mr. Tsun Sin Man Samuel, age 43, Director, Chairman & Chief Executive Officer
Mr. Tsun Sin Man Samuel, who has more than 20 year experience in the acoustic components and ultra-sonic products market, served as the Chief Executive Officer of DB Products Ltd for the period 1988 to 2008, a company specializing in the manufacturing of acoustic components. He also served as CEO of DBtronix (Far East) Ltd.  Headquartered in Hong Kong, DB Products Ltd. has introduced over 4,000 models of acoustic components including Magnetic Buzzer, Piezo Element Mechanical Buzzer and speakers into the market place. He established Uonlive Limited on April 2007, which is the first online radio station in Hong Kong. Mr. Tsun contributes his networking and business experience to the strategic planning of the Company.

Mr. Hui Chi Kit, age 35, Chief Financial Officer
Mr. Hui Chi Kit, is the Chief Financial Officer of Uonlive Limited since April 2007. He is also the Accounts Manager of DB Products Ltd., which he joined in 1997.  Mr. Hui is experienced in accounting and specializes in the manufacturing sector. Before joining DB Products, Mr. Hui was awarded the Certificate of HKCEE from the Hong Kong Education Board when he graduated from St Paul’s College.

Mr. Wong Kin Yu Beta, age 30, Chief Operating Officer, Director
Mr. Wong was appointed as Chief Operating Officer of Uonlive Ltd. He was the director of Shining Pearl (HK) Co. Ltd. and the company secretary of Hong Kong United Youth Association Ltd. for the period 2006 to 2007.  Mr. Wong graduated from Jinan University and was awarded the Bachelor of Business Administration degree in 2005. Mr. Wong’s operational experience and business networking skills have led the Board of Directors to conclude that he has the varied expertise necessary to serve as a director of the Company.

Ms. Carol Kwok, age 32, Director
Ms, Kwok has served as the Director of Administration of DODI Network Tech (Guangzhou) Limited, a company specializing in software development, starting from 2005.  She graduated from the University of Aberdeen, Scotland with an M.Sc. degree in Finance & Investment Management. Ms. Kwok ‘s technology and academic background led to the Board of Director to conclude that she has the requisite qualifications to serve as a director of the Company.

Ms. Yang Zeng, age 27, Director
Ms. Zeng served as the Network Engineer of DODI network Tech (Guangzhou) Ltd. from 2005. She has completed a Network Engineer professional training course at Beida Jade Bird Aptech Guangzhou High-Tech Training Centre. Ms. Zeng graduated from Wuhan Military School of Economics and Management in 2004 with a major in Economics management. Ms Zeng’s professional training as a Network Engineer contributes to our Board of Directors her computer network expertise and knowledge of emerging technologies, giving the Board guidance in decisions on future growth strategies.

Family Relationships

There are no familial relationships between our officers and directors.

Meetings of Our Board of Directors

The Registrant’s Board of Directors took all actions by unanimous written consent without a meeting during the fiscal year ended December 31, 2010.

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

Significant Employees

Other than the directors and officers described above, we do not expect any other individuals to make a significant contribution to our business.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2010. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

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

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of Uonlive Corporation during the years 2010, 2009 and 2008, except as described below. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by our chief executive officer and other executive officers earning in excess of $100,000 for the past three years.

SUMMARY COMPENSATION TABLE

Name of officer	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total

Tsun Sin Man Samuel	2010	Nil	-	-	-	-	-	-	Nil
	2009	Nil	-	-	-	-	-	-	Nil
	2008	Nil							Nil
Hui Chi Kit	2010	16,500	-	-	-	-	-	-	16,500
	2009	16,500	-	-	-	-	-	-	16,500
	2008	11,500							11,500
Wong Kin Yu Beta	2010	23,000	-	-	-	-	-	-	23,000
	2009	24,500	-	-	-	-	-	-	24,500
	2008	27,000	-	-	-	-	-	-	27,000

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the year ended December 31, 2010.

During the year ended December 31, 2010, none of the named executive officers exercised any stock options.

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

Compensation of Directors

The Company paid service compensation of $23,000 to one of its directors during the reporting period. The Company has not paid its other directors any separate compensation in respect of their services on the board. However, in the future, the Company intends to implement a market-based director compensation program.

Change of Control

As of December 31, 2010 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 30, 2011, the number of shares of the Company’s Common Stock owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s voting stock, and by each of the Company’s directors and executive officers and by all its directors and executive officers as a group.  Each person has sole voting and investment power over the shares indicated, except as noted.

Except as otherwise specified below, the address of each beneficial owner listed below is 5/F, Guangdong Finance Building, 88 Connaught Road West, Hong Kong, People’s Republic of China.

Title of Class	Name	Number of Shares Owned (1)		Percent of Voting Power (2)

Other Principal Stockholders (5%)

Common	William Tsang	217,880		10.9%
Common	Continental Worldwide Holdings Limited	100,000	(5)	5.0%

Directors and Executive Officers

Common	Tsun Sin Man Samuel, Chairman, CEO and Director	700,000	(3)	35%
Common	Wong Kin Yu Beta, COO and Director	0		0%
Common	Hui Chi Kit, CFO	0		0%
Common	Carol Kwok, Director	0		0%
Common	Yang Zeng, Director	700,000	(4)	35%

Common	All Officers and Directors as a Group (5 persons)	1,400,000		70.1%

(1)	Except as otherwise indicated, the shares are owned of record and beneficially by the persons named in the table.
(2)	Based on 1,996,355 shares of common stock issued and outstanding.
(3)	Mr. Tsun is the indirect beneficial owner of the 700,000 shares of common stock of the Company through Dragon Ace Global Limited, of which Mr. Tsun is the beneficial owner of 80% of its share capital.
(4)
Ms. Yang is the indirect beneficial owner of the 700,000 shares of common stock of the Company through Stanford Global Capital Limited, of which Ms. Yang is the beneficial owner of 100% of its share capital.

(5)
Ms. Kwok Sim Ching is the indirect beneficial owner of the 100,000 shares of common stock of the Company through Continental Worldwide Holdings Limited of which Ms. Kwok is the beneficial owner of 100% of its share capital.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The amounts due to related parties represent unsecured advances which are interest-free and repayable on demand.

Director Independence

Our securities are quoted on the OTCQB tier of the OTC Markets Group inter-dealer quotation and trading system, which does not have any director independence requirements.  Once we engage further directors and officers, we will develop a definition of independence and examine the composition of our Board of Directors with regard to this definition.

Item 14.  Principal Accounting Fees and Services

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered by the accounting firm of HKCMCPA Company Limited (formerly named ZYCPA Company Limited), our current independent auditor, and all fees billed for other services rendered by the said firms during those years.

Year Ended December 31	2010	2009

Audit Fees (1)	46,000	46,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total Accounting Fees and Services	46,000	46,000

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements

See “Table of Contents to Consolidated Financial Statements” set forth on page 15.

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

UONLIVE CORPORATION

Date: March 30, 2011	By:	/s/ Tsun Sin Man Samuel
Tsun Sin Man Samuel
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Tsun Sin Man Samuel	Chairman, Chief Executive Officer and Director	March 30, 2011
Tsun Sin Man Samuel
/s/ Hui Chi Kit	Chief Financial Officer	March 30, 2011
Hui Chi Kit
/s/ Wong Kin Yu Beta	Chief Operating Officer and Director	March 30, 2011
Wong Kin Yu Beta
/s/ Carol Kwok	Director	March 30, 2011
Carol Kwok

/s/ Zeng Yang	Director	March 30, 2011
Zeng Yang