Form 10-Q
period 2011-03-31
UONLIVE CORP
filed 2011-05-13
CIK 1081834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 11, 2011, 1,996,355 shares.

UONLIVE CORPROATION

Form 10-Q for the period ended March 31, 2011

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

UONLIVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$16,559	$16,367
Accounts receivable, related party	3,852	3,854
Deposits and other receivables	628	3,327

Total current assets	21,039	23,548

Non-current assets:
Plant and equipment, net	29,608	33,192

TOTAL ASSETS	$50,647	$56,740

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$17,337	$20,337
Amount due to a shareholder	2,625,409	2,483,028

Total current liabilities	2,642,746	2,503,365

Long-term liabilities:
Note payable to a shareholder	166,880	166,998

Total liabilities	2,809,626	2,670,363

Commitments and contingencies

Stockholders’ deficit:
Series A, Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding, respectively	500	500
Common stock, $0.001 par value; 200,000,000 shares authorized; 1,996,355 shares issued and outstanding, respectively	1,996	1,996
Additional paid-in capital	197,570	197,570
Accumulated other comprehensive income	5,769	3,922
Accumulated deficit	(2,964,814)	(2,817,611)

Total stockholders’ deficit	(2,758,979)	(2,613,623)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$50,647	$56,740

See accompanying notes to the condensed consolidated financial statements.

UONLIVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended March 31,
	2011	2010

REVENUES, NET
- Related party	$3,853	$3,864
- Non-related party	-	2,138

Total revenues, net	3,853	6,002

COST OF REVENUE (exclusive of depreciation)	(10,489)	(12,853)

GROSS LOSS	(6,636)	(6,851)

Operating expenses:
Sales and marketing	1,536	2,163
General and administrative	139,031	217,993

Total operating expenses	140,567	220,156

LOSS BEFORE INCOME TAXES	(147,203)	(227,007)

Income tax expense	-	-

NET LOSS	$(147,203)	$(227,007)

Other comprehensive income:
- Foreign currency translation gain	1,847	2,214

COMPREHENSIVE LOSS	$(145,356)	$(224,793)

Net loss per share – Basic and diluted	$(0.07)	$(0.11)

Weighted average common shares outstanding – Basic and diluted	1,996,355	1,996,355

See accompanying notes to the condensed consolidated financial statements.

UONLIVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended March 31,
	2011	2010
Cash flow from operating activities:
Net loss	$(147,203)	$(227,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,562	19,606
Changes in operating assets and liabilities:
Accounts receivable, trade	-	11,592
Accounts receivable, related party	-	(3,864)
Deposits and other receivables	2,697	16,931
Accounts payable and accrued liabilities	(3,000)	7,000
Net cash used in operating activities	(143,944)	(175,742)

Cash flows from investing activities:
Purchase of plant and equipment	-	(211)
Net cash used in investing activities	-	(211)

Cash flows from financing activities:
Advances from a shareholder	144,150	141,295
Net cash provided by financing activities	144,150	141,295

Effect of exchange rate change on cash and cash equivalents	(14)	(3,540)

NET CHANGE IN CASH AND CASH EQUIVALENTS	192	(38,198)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,367	53,850

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,559	$15,652

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to the condensed consolidated financial statements

UONLIVE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Series A Convertible preferred stock		Common stock
	No. of shares	Amount	No. of shares	Amount	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ deficit

Balance as of January 1, 2011	500,000	$500	1,996,355	$1,996	$197,570	$(2,817,611)	$3,922	$(2,613,623)

Net loss for the period	-	-	-	-	-	(147,203)	-	(147,203)

Foreign currency translation adjustment	-	-	-	-	-	-	1,847	1,847
Balance as of March 31, 2011	500,000	$500	1,996,355	$1,996	$197,570	$(2,964,814)	$5,769	$(2,758,979)

See accompanying notes to the condensed consolidated financial statements

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
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

In the opinion of management, the consolidated balance sheet as of December 31, 2010, which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011 or for any future periods.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2010.

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

For the three months ended March 31, 2011, the Company has incurred a continuous loss of $147,203 and experienced negative cash flows from operations of $143,944 with an accumulated deficit of $2,964,814 as of that date. The continuation of the Company is dependent upon the continuing financial support of shareholders and generating significant revenue and achieving profitability. The actions involve certain cost-saving initiatives and growing strategies, including increased promotion and marketing the radio program in Hong Kong. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain its operations.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011
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

Accounts receivable consist primarily of trade receivables. Accounts receivable are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts. Management reviews and adjusts this allowance periodically based on historical experience, current economic climate as well as its evaluation of the collectibility of outstanding accounts. The Company evaluates the credit risks of its customers utilizing historical data and estimates of future performance. The Company did not provide an allowance for doubtful accounts, nor have been any write-offs during the periods presented.

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

Depreciation expense for the three months ended March 31, 2011 and 2010 was $3,562 and $19,606 respectively.

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Impairment of long-lived assets

Long-lived assets primarily include plant and equipment. In accordance with Accounting Standards Codification (“ASC”) ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the periods presented.

●	Revenue recognition

The Company derives revenues from the sale of advertising airtime to customers. Revenue is recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured, as defined by ASC Topic 605, “Revenue Recognition.”

●	Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

For the three months ended March 31, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2011, the Company did not have any significant unrecognized uncertain tax positions.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011
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

The reporting currency of the Company is the United States Dollars ("US$") and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company’s subsidiary in Hong Kong maintains its books and records in its local currency, Hong Kong Dollars ("HK$"), which is functional currencies as being the primary currency of the economic environment in which their operations are conducted.

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective period:

	March 31, 2011	March 31, 2010
Period-end HK$:US$1 exchange rate	7.7887	7.7647
Period average HK$:US$1 exchange rate	7.7879	7.7639

●	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable segment in Hong Kong.

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

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The Company also follows the guidance of ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

●	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;
●	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
●
Level 3 : Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

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

In April 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for purposes of measuring the impairment of receivables and evaluating whether a troubled debt restructuring has occurred. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under ASC Topic 450-20, “Contingencies–Loss Contingencies.” Currently, this guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial position, results of operations, cash flows, or disclosures.

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (ASC Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The ASU does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test (i.e. equity-value-based method or enterprise-value-based method). However, it requires entities with a zero or negative carrying value to assess, considering qualitative factors such as those used to determine whether a triggering event would require an interim goodwill impairment test (listed in ASC Topic 350-20-35-30, “Intangibles – Goodwill and Other – Subsequent Measurement”), whether it is more likely than not that a goodwill impairment exists and perform step 2 of the goodwill impairment test if so concluded. ASU 2010-28 is effective for the Company beginning January 1, 2011 and early adoption is not permitted. The Company does not expect the adoption of ASU 2010-28 to have a material impact on its consolidated financial position or results of operations.

NOTE－5                   AMOUNT DUE TO AND NOTE PAYBLE TO A SHAREHOLDER

(a)         Amount due to a stockholder

As of March 31, 2011 and December 31, 2010, the balance represented temporary advances made by a major shareholder, Mr. Samuel Tsun for working capital purposes, which was unsecured, interest-free with no fixed terms of repayment.

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

(b)         Note payable to a shareholder

As of March 31, 2011 and December 31, 2010, the note payable due to a major shareholder, Mr. Samuel Tsun, was unsecured, interest free and not repayable within the next twelve months.

NOTE－6                   INCOME TAXES

The Company generated an operating loss for the three months ended March 31, 2011 and 2010 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

United States of America

UOLI is registered in the State of Nevada and is subject to United States of America tax law. No provision for income taxes have been made as UOLI has generated no taxable income for the periods presented.

British Virgin Island

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to Hong Kong Profits Tax at the statutory rate of 16.5% on its assessable income for the three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011, the Company incurred an operating loss of $117,229 for income tax purposes, with approximately $2,100,433 of net operating loss carryforwards for Hong Kong tax purpose at no expiration.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Deferred tax assets:
Net operating loss carryforwards	$346,536	$327,985
Less: valuation allowance	(346,536)	(327,985)
Net deferred tax assets	$-	$-

As of March 31, 2011, the Company has provided for a full valuation allowance against the deferred tax assets of $346,536 on the expected future tax benefits from the net operating loss carryforwards as management believes it is more likely than not that these assets will not be realized in the future. For the three months ended March 31, 2011, the valuation allowance is increased by $18,551, primarily relating to net operating loss carryforwards from the foreign tax regime.

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－7                   RELATED PARTY TRANSACTIONS

(a)         Accounts receivable and sales – related company

For the three months ended March 31, 2011 and 2010, the Company earned sales revenue of $3,853 and $2,138 from Dbtronix (Far East) Ltd., which was controlled by a director of the Company, Mr. Samuel Tsun, at the current market value in a normal course of business.

As of March 31, 2011, accounts receivable from a related party amounted to $3,852.

(b)         IT service cost paid to a related company

For the three months ended March 31, 2011 and 2010, the Company paid IT service cost of $8,475 and $11,335, respectively to the related company, which was controlled by a director of the Company, Mr. Samuel Tsun, at the current market value in a normal course of business.

(c)         Rent charge paid to a related company

For the three months ended March 31, 2011 and 2010, the Company paid rent charge of $23,113 and $23,184, respectively to the related company, which was controlled by a director of the Company, Mr. Samuel Tsun, at the current market value in a normal course of business.

NOTE－8                   CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three months ended March 31, 2011, there was one single customer (Customer A) who accounted for 100% of the Company’s revenues with accounts receivable of $3,852 at period-end date.

For the three months ended March 31, 2010, two customers who accounted for 10% or more of the Company’s revenues and their outstanding balances at period-end date, are presented as follows:

	Three months ended March 31, 2010		March 31, 2010
Customers	Revenues	Percentage of revenues	Accounts receivable

Customer A, related party	$3,864	64%	$3,864
Customer B	1,354	23%	-

	$5,218	87%	$3,864

(b)         Major vendors

For the three months ended March 31, 2011 and 2010, there is no vendor who accounts for 10% or more of the Company’s purchases.

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

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

NOTE－9                   COMMITMENTS AND CONTINGENCIES

(a)         Operating lease commitments

The Company rented office spaces from a related party under a non-cancelable operating lease agreement in Hong Kong for a term of two years, with fixed monthly rentals, expiring in March 2013. Costs incurred under the operating lease, which are considered to equivalent to the market rate, are recorded as rental expense and totaled approximately $23,113 and $23,182 for the three months ended March 31, 2011 and 2010.

As of March 31, 2011, the Company has future minimum rent payments due under a non-cancelable operating lease in next two years, as follows:

Year ending March 31:
2012	$92,442
2013	92,442
Total:	$184,884

NOTE－10                      SUBSEQUENT EVENT

In accordance with ASC Topic 855, “ Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2011 up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

OVERVIEW

The predecessor of Uonlive Corporation was incorporated in the State of Nevada on January 29, 1998 under the name Txon International Development Corporation to conduct any lawful business for which a Nevada corporation may be organized.  On March 28, 2008, the Company entered into an Exchange Agreement with Uonlive Limited, among others, pursuant to which Uonlive became an indirect wholly owned subsidiary of the Company in exchange for 150,000,000 shares of common stock of the Company and 500,000 shares of Series A Convertible Preferred Stock.  On August 1, 2008, the Company changed its name to Uonlive Corporation.  In addition, on May 19, 2009, we approved a 1:100 reverse stock split (the “Reverse Split”) of our common stock and an amendment to our Articles of Incorporation to effectuate the Reverse Split.

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

Different than traditional radio stations, Uonlive is continuously adding more interactive features, including online live voting, chat rooms, blogs download service, an online player and more in order to reach increased audiences.

In addition, Uonlive provides professional training courses to DJs.  It is committed to developing new radio personalities by providing professional and systematic training programs. After completion of the courses, the participants are qualified to take part in large-scale activities and ceremonies. Such opportunities work for the mutual benefit of the online station and the participant. Currently, Currently Uonlive has over 16 diversified channels, which operate 24-hours a day.  No matter when and where, listeners can hear Uonlive voices anytime.

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

Our revenue model is to (1) sell air time or spot time to customers in different time sections with a tailor made package to be designed for each customer, which package may contain a number of air or spot times with a time frame of, say, 30 seconds, (2) to sell title sponsorships to customers for each program, and (3) to sell banner advertisements on our website. We plan to have eight banners for the year 2011 for customers to place their advertisements.

Management believes that Uonlive has a niche market in the online radio industry in Hong Kong. However, management will focus in Hong Kong market only in consideration of the limited resources. The prospect for this industry is enormous with high margin potential. Uonlive is the pioneer in this market and hopes to be the leader, taking the largest market share in the coming years.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated Financial Statements of the Company for the three-month period ended March 31, 2011 and 2010 and related notes thereto.

THREE-MONTH PERIOD ENDED MARCH 31, 2011 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2010

Operating Revenue

We recorded a total of $3,853 consolidated revenue for the three-month period ended March 31, 2011 compared to $6,002 for the same corresponding period in 2010. The decrease was mainly due to a difficult business environment and the slow recovery in the economy.  The consolidated gross loss for the three-month period ended March 31, 2011 recorded at $6,636, which accounted for (172) % of total revenue. The gross loss was increased by 58% compared to the same corresponding period in 2010.

Operating Expenses

Operating expenses for the three-month period ended March 31, 2011 decreased to $140,567 from $220,156 in the corresponding period of 2010, which consisted of $1,536 for sales and marketing expenses and $139,031, for general and administrative expenses. The decrease was mainly from the reduced computer system maintenance expense as we have discontinued ourt operation in China.  The general and administrative expense included approximately $29,700 of salaries expense and labor charges, approximately $21,700 of rental expense, approximately $39,300 of consulting and professional fees; approximately $3,500 depreciation expenses and approximately $43,100 of computer system maintenance expense.

Impairment and Depreciation

During the three-month period ended March 31, 2011, we incurred $3,562 of depreciation expenses, compared to $19,606 for the same period in 2010. The decrease was mainly due to the plant and equipment written-off and impairment loss incurred for the year end December 31, 2010.

Net Loss/ Comprehensive loss

We incurred a net loss of $147,203 for the three-month period ended March 31, 2011, compared to $227,007 for the corresponding period in the year 2010, which was the result of a decrease in operating expenses from the computer maintenance and depreciation expense.  We accounted for a comprehensive loss of $145,356 for the three-month period ended March 31, 2011 compared to $224,793 for the same corresponding period in the year of 2010.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 2011, net cash used in operating activities was $143,944, which included a net loss of $147,203 compared to $175,742 and $227,007 for the same period in 2010. The operating activities also included the use in depreciation of approximately $3,562 and change in other receivables amounted to $2,697; which was offset by the decrease of accounts payable and accrued liabilities of $3,000.  Net cash provided by financing activities accounted for $144,150 and $141,295 for the three months ended March 31, 2011 and 2010 respectively, which was an amount due to a shareholder.

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

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and our Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining disclosure controls and procedures for us. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

UONLIVE CORPORATION
(Registrant)

May 13, 2011	/s/ Tsun Sin Man Samuel
Tsun Sin Man Samuel
Chief Executive Officer and Director
(Principal Executive Officer)

May 13, 2011	/s/ Hui Chi Kit
Hui Chi Kit
Chief Financial Officer
(Principal Financial and Accounting Officer)