Form 10-Q
period 2011-06-30
UONLIVE CORP
filed 2011-08-04
CIK 1081834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

(011) (852) 2116-3560
(Registrant's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes |X|  No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  |X|     No   |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer |_|	Accelerated Filer |_|	Non-accelerated Filer |_|	Smaller Reporting Company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes |_|     No |X|

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: July 21, 2011, 1,996,355 shares.

UONLIVE CORPORATION

Form 10-Q for the period ended June 30, 2011

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	4

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months ended June 30, 2011 and 2010 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2011 and 2010 (Unaudited)	6

Condensed Consolidated Statements of Stockholders’ Deficit for the Six Months ended June 30, 2011	7

Notes to Condensed Consolidated Financial Statements	8 – 15

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19

ITEM 4 - CONTROLS AND PROCEDURE	19

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS	20

SIGNATURES	21

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

UONLIVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$9,043	$16,367
Accounts receivable, related party	3,854	3,854
Deposits and other receivables	-	3,327

Total current assets	12,897	23,548

Non-current assets:
Plant and equipment, net	28,030	33,192

TOTAL ASSETS	$40,927	$56,740

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$7,000	$20,337
Amount due to a shareholder	2,761,263	2,483,028

Total current liabilities	2,768,263	2,503,365

Long-term liabilities:
Note payable to a shareholder	166,992	166,998

Total liabilities	2,935,255	2,670,363

Commitments and contingencies

Stockholders’ deficit:
Series A, Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding, respectively	500	500
Common stock, $0.001 par value; 200,000,000 shares authorized; 1,996,355 shares issued and outstanding, respectively	1,996	1,996
Additional paid-in capital	197,570	197,570
Accumulated other comprehensive income	4,040	3,922
Accumulated deficit	(3,098,434)	(2,817,611)

Total stockholders’ deficit	(2,894,328)	(2,613,623)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$40,927	$56,740

See accompanying notes to the condensed consolidated financial statements.

UONLIVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

REVENUES, NET
- Related party	$3,857	$3,856	$7,710	$7,720
- Non-related party	-	641	-	2,779

Total revenues, net	3,857	4,497	7,710	10,499

COST OF REVENUE (exclusive of depreciation)	(10,418)	(7,058)	(20,907)	(19,911)

GROSS LOSS	(6,561)	(2,561)	(13,197)	(9,412)

Operating expenses:
Sales and marketing	1,538	2,251	3,074	4,414
General and administrative	125,521	162,413	264,552	380,406

Total operating expenses	127,059	164,664	267,626	384,820

LOSS BEFORE INCOME TAXES	(133,620)	(167,225)	(280,823)	(394,232)

Income tax expense	-	-	-	-

NET LOSS	$(133,620)	$(167,225)	$(280,823)	$(394,232)

Other comprehensive income:
- Foreign currency translation (loss) gain	(1,729)	5,205	118	7,419

COMPREHENSIVE LOSS	$(135,349)	$(162,020)	$(280,705)	$(386,813)

Net loss per share – basic and diluted	$(0.07)	$(0.08)	$(0.14)	$(0.20)

Weighted average common shares outstanding – basic and diluted	1,996,355	1,996,355	1,996,355	1,996,355

See accompanying notes to the condensed consolidated financial statements.

UONLIVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended June 30,
	2011	2010
Cash flow from operating activities:
Net loss	$(280,823)	$(394,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,184	39,189
Changes in operating assets and liabilities:
Accounts receivable, trade	-	11,581
Accounts receivable, related party	-	(3,860)
Deposits and other receivables	3,327	16,528
Accounts payable and accrued liabilities	(13,337)	(12,540)

Net cash used in operating activities	(283,649)	(343,334)

Cash flows from investing activities:
Purchase of plant and equipment	(2,022)	(505)

Net cash used in investing activities	(2,022)	(505)

Cash flows from financing activities:
Advances from a shareholder	278,350	326,518

Net cash provided by financing activities	278,350	326,518

Effect of exchange rate change on cash and cash equivalents	(3)	(176)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,324)	(17,497)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,367	53,850

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,043	$36,353

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to the condensed consolidated financial statements

UONLIVE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Series A Convertible preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	No. of shares	Amount	No. of shares	Amount	capital	income	deficit	deficit

Balance as of January 1, 2011	500,000	$500	1,996,355	$1,996	$197,570	$3,922	$(2,817,611)	$(2,613,623)

Net loss for the period	-	-	-	-	-		(280,823)	(280,823)

Foreign currency translation adjustment	-	-	-	-	-	118	-	118
Balance as of June 30, 2011	500,000	$500	1,996,355	$1,996	$197,570	$4,040	$(3,098,434)	$(2,894,328)

See accompanying notes to the condensed consolidated financial statements

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
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

In the opinion of management, the consolidated balance sheet as of December 31, 2010, which has been derived from audited financial statements and these unaudited condensed consolidated financial statements, reflects all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011 or for any future periods.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE－2                   DESCRIPTION OF BUSINESS AND ORGANIZATION

Uonlive Corporation (“UOLI” or the “Company”) was incorporated under the laws of the State of Nevada on January 29, 1998 as Weston International Development Corporation. On July 28, 1998, the name was changed to Txon International Development Corporation. On September 15, 2000, the Company changed to its company name to China World Trade Corporation. On July 2, 2008, the Company further changed its company name to Uonlive Corporation.

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

For the six months ended June 30, 2011, the Company has incurred a net loss of $280,823 and experienced negative cash flows from operations of $283,649 with an accumulated deficit of $3,098,434 as of that date. The continuation of the Company is dependent upon the continuing financial support of shareholders and generating significant revenue and achieving profitability. The actions involve certain cost-saving initiatives and growing strategies, including increased promotion and marketing the radio program in Hong Kong. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2011
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

Accounts receivable consist primarily of trade receivables. Accounts receivable are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts. Management reviews and adjusts this allowance periodically based on historical experience, current economic climate as well as its evaluation of the collectibility of outstanding accounts. The Company evaluates the credit risks of its customers utilizing historical data and estimates of future performance. The Company did not provide an allowance for doubtful accounts, nor have there been any write-offs during the periods presented.

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

Depreciation expense for the three months ended June 30, 2011 and 2010 was $3,622 and $19,583 respectively.

Depreciation expense for the six months ended June 30, 2011 and 2010 was $7,184 and $39,189, respectively.

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

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

For the six months ended June 30, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2011, the Company did not have any significant unrecognized uncertain tax positions.

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

●	Foreign currency translation

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

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The reporting currency of the Company is the United States Dollars ("US$") and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company’s subsidiary in Hong Kong maintains its books and records in its local currency, Hong Kong Dollars ("HK$"), which is the functional currency as it is the primary currency of the economic environment in which their operations are conducted.

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective period:

	June 30, 2011	June 30, 2010
Period-end HK$:US$1 exchange rate	7.7835	7.7847
Period average HK$:US$1 exchange rate	7.7830	7.7717

●	Segment reporting

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

The carrying value of the Company’s financial instruments: cash, accounts receivable, deposits and other receivables, accounts payable and accrued liabilities and amount due to a shareholder approximate at their fair values because of the short-term nature of these financial instruments.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations, as follows:

In May 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-04, which is an update to Topic 820, “Fair Value Measurement.” This update establishes common requirements for measuring fair value and related disclosures in accordance with accounting principles generally accepted in the United Sates and international financial reporting standards. This amendment did not require additional fair value measurements. ASU 2011-04 is effective for all interim and annual reporting periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, which is an update to Topic 220, “Comprehensive Income.” This update eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires consecutive presentation of the statement of net income and other comprehensive income and requires reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. ASU 2011-05 is effective for all interim and annual reporting periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

NOTE－5                   AMOUNT DUE TO AND NOTE PAYBLE TO A SHAREHOLDER

(a)	Amount due to a shareholder

As of June 30, 2011 and December 31, 2010, the balance represented temporary advances made by a major shareholder, Mr. Samuel Tsun for working capital purposes, which was unsecured, interest-free with no fixed terms of repayment.

(b)	Note payable to a shareholder

As of June 30, 2011 and December 31, 2010, the note payable due to a major shareholder, Mr. Samuel Tsun, was unsecured, interest free and not repayable within the next twelve months.

NOTE－6                   INCOME TAXES

The Company generated an operating loss for the six months ended June 30, 2011 and 2010 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

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

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to Hong Kong Profits Tax at the statutory rate of 16.5% on its assessable income for the six months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011, the Company incurred an operating loss of $217,458 for income tax purposes, with approximately $2,203,079 of net operating loss carryforwards for Hong Kong tax purpose at no expiration.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Deferred tax assets:
Net operating loss carryforwards	$363,483	$327,985
Less: valuation allowance	(363,483)	(327,985)
Net deferred tax assets	$-	$-

As of June 30, 2011, the Company has provided for a full valuation allowance against the deferred tax assets of $363,483 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the six months ended June 30, 2011, the valuation allowance is increased by $35,498, primarily relating to net operating loss carryforwards from the foreign tax regime.

NOTE－7                   RELATED PARTY TRANSACTIONS

(a)	Accounts receivable and sales – related company

For the six months ended June 30, 2011 and 2010, the Company earned sales revenue of $7,710 and $7,720 from Dbtronix (Far East) Ltd., which was controlled by a director of the Company, Mr. Samuel Tsun, at the current market value in a normal course of business.

As of June 30, 2011, accounts receivable from a related party amounted to $3,854.

(b)	IT service cost paid to a related company

For the six months ended June 30, 2011 and 2010, the Company paid IT service costs of $16,960 and $16,985, respectively to the related company, which was controlled by a director of the Company, Mr. Samuel Tsun, at the current market value in a normal course of business.

(c)	Rent charge paid to a related company

For the six months ended June 30, 2011 and 2010, the Company paid rent charges of $46,255 and $46,322 respectively to the related company, which was controlled by a director of the Company, Mr. Samuel Tsun, at the current market value in a normal course of business.

NOTE－8                   CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three and six months ended June 30, 2011, there was one single customer (Customer A) who accounted for 100% of the Company’s revenues with the outstanding balance of $3,854 at period-end date.

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

For the three and six months ended June 30, 2010, two customers who accounted for 10% or more of the Company’s revenues and their outstanding balances as at period-end date, are presented as follows:

	Three months ended June 30, 2010		June 30, 2010
	Revenue	Percentage of revenue	Accounts receivable

Customer A (related party)	$3,856	86%	$3,854
Customer B	641	14%	-
Total:	$4,497	100%	$3,854

	Six months ended June 30, 2010		June 30, 2010
	Revenue	Percentage of revenue	Accounts receivable

Customer A (related party)	$7,720	74%	$3,854
Customer C	1,351	13%	-
Total:	$9,071	87%	$3,854

(b)	Major vendors

For the three and six months ended June 30, 2011 and 2010, there was no single vendor who accounted for 10% or more of the Company’s purchases.

(c)	Credit risk

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

The Company rented office spaces from a related party under a non-cancelable operating lease agreement in Hong Kong for a term of two years, with fixed monthly rentals, expiring in March 2013. Costs incurred under the operating lease, which are considered to equivalent to the market rate, are recorded as rental expense and totaled approximately $46,255 and $46,322 for the six months ended June 30, 2011 and 2010.

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

As of June 30, 2011, the Company has future minimum rent payments due under a non-cancelable operating lease in next two years, as follows:

Year ending June 30:
2012	$92,503
2013	69,378
Total:	$161,881

NOTE－10                      SUBSEQUENT EVENT

In accordance with ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2011 through the date the condensed financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure.

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

OVERVIEW

The predecessor of Uonlive Corporation was incorporated in the State of Nevada on January 29, 1998 under the name Weston International Development Corporation to conduct any lawful business for which a Nevada corporation may be organized.  On March 28, 2008, the Company entered into an Exchange Agreement with Uonlive Limited, among others, pursuant to which Uonlive became an indirect wholly owned subsidiary of the Company in exchange for 150,000,000 shares of common stock of the Company and 500,000 shares of Series A Convertible Preferred Stock.  On August 1, 2008, the Company changed its name to Uonlive Corporation.  In addition, on May 19, 2009, we approved a 1:100 reverse stock split (the “Reverse Split”) of our common stock and an amendment to our Articles of Incorporation to effectuate the Reverse Split.

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

Development of Our Business

The commercial market for the online radio business developed rapidly. Many large competitors were formed to take advantage of an expanding market. The commercialization of the Internet has effectively promoted the development of online radio communication technologies. The significant business opportunities inherent in online radio have caused the utilization of the various kinds of equipment necessary for an online radio station.

Our development strategies include opening up new channels, attracting more members, strengthening and diversifying online programs, selling or renting our channels, developing a “U outlet,” and later co-operation with Karaoke, and developing a voice-ecard for our stations. Uonlive will also sell its commercial products to users through its multimedia communication platform. Lastly, Uonlive will endeavor another model allowing users to call in and record a message leaving it on the website so that other people can listen to them (thereby setting up a sound recording library).

Our revenue model is to (1) sell air time or spot time to customers in different time sections with a package tailored for each customer, which may contain a number of air or spot times with a time frame of, say, 30 seconds, (2) to sell title sponsorships to customers for each program, and (3) to sell banner advertisements on our website. We plan to have eight banners for the year 2011 for customers to place their advertisements.

Management believes that Uonlive has a niche market in the online radio industry in Hong Kong. However, management will continue to focus on the Hong Kong market in consideration of the limited resources of the Company. The prospect for this industry is enormous with high margin potential. Uonlive is the pioneer in this market and hopes to be the leader, taking the largest market share in the coming years.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated Financial Statements of the Company for the six-month period ended June 30, 2011 and 2010 and related notes thereto.

THREE-MONTH PERIOD ENDED JUNE 30, 2011 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2010

Operating Revenue

We recorded a total of $3,857 consolidated revenue for the three-month period ended June 30, 2011 compared to $4,497 for the same corresponding period in 2010. The decrease was mainly due to the loss of customers and difficult business environment.  The consolidated gross loss for the three-month period ended June 30, 2011 was recorded at $6,561. The gross loss was mainly due to higher cost of revenue incurred which included IT consultancy expense of approximately $8,400, server and communication expenses of approximately $500 and rent of approximately $1,400.

Operating Expenses

Operating expenses for the three-month period ended June 30, 2011 decreased to $127,059 from $164,664 in the corresponding period of 2010, reflecting the savings from closing our office in China, which was an insignificant part of our overall opeations.  Operating expenses consisted of $1,538 for sales and marketing expenses and $125,521, for general and administrative expenses.  The general and administrative expense included approximately $25,000 of salaries expense and labor charges, approximately $21,700 of rental expense, approximately $37,900 of consulting and professional fees, approximately $3,600 depreciation expenses and approximately $33,400 of computer system maintenance expense.

Impairment and Depreciation

During the three-month period ended June 30, 2011, we incurred $3,600 of depreciation expenses, compared to $19,600 for the same period in 2010 resulting from the plant and equipment written off and impairment loss incurred for the year end December 31, 2010.

Net Loss/ Comprehensive Loss

We incurred a net loss of $133,620 for the three-month period ended June 30, 2011, compared to $167,225 for the corresponding period in the year 2010.

We accounted for a comprehensive loss of $135,349 for the three-month period ended June 30, 2011 after an adjustment on the foreign currency translation, compared to $162,020 for the same corresponding period in 2010.

SIX-MONTH PERIOD ENDED JUNE 30, 2011 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2010

Operating Revenue

We recorded a total of $7,710 consolidated revenue for the six-month period ended June 30, 2011 compared to $10,499 for the same corresponding period in 2010, a decrease of 26.5%.  The decrease was mainly due to a difficult business environment and the loss of customers.  The consolidated gross loss for the six-month ended June 30, 2011 and 2010 was recorded at $13,197 and $9,412, respectively.  The gross loss was mainly due to the decrease in sales to customers.

Operating Expenses

Operating expenses for the six-month period ended June 30, 2011 decreased by $117,194 to $267,262, which consisted of approximately $3,000 for sales and marketing expenses. Again, the decrease was mainly due to the closing of our office in China, an insignificant part of our overall operations.  Approximately $264,500 accounted for general and administrative expenses, a decrease of approximately $115,800 compared to $380,406 in the same corresponding period in 2010. The decrease was mainly due to the reduction of salaries amounting to approximately $27,000, the reduction on computer maintenance of approximately $31,000 and the reduction on depreciation expense of approximately $32,000.  The general and administrative expense included approximately $50,900 of salaries expense, approximately $43,400 of rental expense, approximately $51,800 of consultancy fees, approximately $38,500 of professional fees and approximately $76,600 of computer system maintenance expense.

Impairment and Depreciation

During the six-month period ended June 30, 2011 and 2010, we incurred approximately $7,200 and $39,200 for depreciation expenses. The decrease was due to the write off of plant and equipment by the end of year 2010.

Net Loss/Comprehensive Loss

We incurred a net loss of approximately $280,800 for the six-month period ended June 30, 2011, a decrease of approximately $114,000 from the corresponding period in the year 2010 due to the decrease in operating expenses. We accounted for a comprehensive loss of approximately $280,700 for the six-month period ended June 30, 2011 compared to a comprehensive loss of approximately $386,800 for the same period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended June 30, 2011, net cash used in operating activities was $283,649, which included a net loss of $280,823 compared to $343,334 and $394,232 for the same period in 2010. The operating activities also included the use in depreciation of approximately $7,200, a decrease in changes to deposits and other receivables of approximately $3,300, which was offset by the decrease in changes to accounts payables and accrued liabilities of approximately $13,300.  We accounted for net cash used in investing activities of approximately $2,000, which was used to purchase plant and equipment, comparing to a minimal of approximately $500 for the corresponding period in 2010. Net cash provided by financing activities accounted for approximately $278,300 and $326,500 for the six-month periods ended June 30, 2011 and 2010, respectively, which represented further advances from a shareholder.

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

UONLIVE CORPORATION
(Registrant)

August 4, 2011	/s/ Tsun Sin Man Samuel
Tsun Sin Man Samuel
Chief Executive Officer and Director
(Principal Executive Officer)

August 4, 2011	/s/ Hui Chi Kit
Hui Chi Kit
Chief Financial Officer
(Principal Financial and Accounting Officer)

21