Form 10-Q
period 2011-09-30
UONLIVE CORP
filed 2011-11-10
CIK 1081834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 4, 2011, 1,996,355 shares.

UONLIVE CORPORATION

Form 10-Q for the period ended September 30, 2011

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

UONLIVE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$14,826	$16,367
Accounts receivable, related party	-	3,854
Deposits and other receivables	-	3,327

Total current assets	14,826	23,548

Non-current assets:
Plant and equipment, net	27,926	33,192

TOTAL ASSETS	$42,752	$56,740

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$14,000	$20,337
Amount due to a shareholder	2,877,087	2,483,028

Total current liabilities	2,891,087	2,503,365

Long-term liabilities:
Note payable to a shareholder	166,780	166,998

Total liabilities	3,057,867	2,670,363

Commitments and contingencies

Stockholders’ deficit:
Series A, Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding, respectively	500	500
Common stock, $0.001 par value; 200,000,000 shares authorized; 1,996,355 shares issued and outstanding, respectively	1,996	1,996
Additional paid-in capital	197,570	197,570
Accumulated other comprehensive income	7,666	3,922
Accumulated deficit	(3,222,847)	(2,817,611)

Total stockholders’ deficit	(3,015,115)	(2,613,623)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$42,752	$56,740

See accompanying notes to the condensed consolidated financial statements.

UONLIVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

REVENUES, NET
- Related party	$3,849	$3,861	$11,559	$11,581
- Non-related party	-	-	-	2,779

Total revenues, net	3,849	3,861	11,559	14,360

COST OF REVENUE (exclusive of depreciation)	10,397	10,437	31,304	30,348

GROSS LOSS	(6,548)	(6,576)	(19,745)	(15,988)

Operating expenses:
Sales and marketing	1,535	1,540	4,609	5,954
General and administrative	116,330	136,101	380,882	516,507
Total operating expenses	117,865	137,641	385,491	522,461

LOSS BEFORE INCOME TAXES	(124,413)	(144,217)	(405,236)	(538,449)

Income tax expense	-	-	-	-

NET LOSS	$(124,413)	$(144,217)	$(405,236)	$(538,449)

Other comprehensive income:
- Foreign currency translation (loss) gain	3,626	(7,680)	3,744	(261)

COMPREHENSIVE LOSS	$(120,787)	$(151,897)	$(401,492)	$(538,710)

Net loss per share – basic and diluted	$(0.06)	$(0.07)	$(0.20)	$(0.27)

Weighted average common shares outstanding – basic and diluted	1,996,355	1,996,355	1,996,355	1,996,355

See accompanying notes to the condensed consolidated financial statements.

UONLIVE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended September 30,
	2011	2010
Cash flow from operating activities:
Net loss	$(405,236)	$(538,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,916	58,796
Changes in operating assets and liabilities:
Accounts receivable, trade	-	11,601
Accounts receivable, related party	3,853	(3,867)
Deposits and other receivables	3,325	16,812
Accounts payable and accrued liabilities	(6,337)	(17,990)
Net cash used in operating activities	(393,479)	(473,097)

Cash flows from investing activities:
Purchase of plant and equipment	(5,689)	(505)
Net cash used in investing activities	(5,689)	(505)

Cash flows from financing activities:
Advances from a shareholder	397,649	426,335
Net cash provided by financing activities	397,649	426,335

Effect of exchange rate change on cash and cash equivalents	(22)	(900)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,541)	(48,167)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,367	53,850

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,826	$5,683

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to the condensed consolidated financial statements

UONLIVE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Series A Convertible preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	No. of shares	Amount	No. of shares	Amount	capital	income	deficit	deficit

Balance as of January 1, 2011	500,000	$500	1,996,355	$1,996	$197,570	$3,922	$(2,817,611)	$(2,613,623)

Net loss for the period	-	-	-	-	-	-	(405,236)	(405,236)

Foreign currency translation adjustment	-	-	-	-	-	3,744	-	3,744
Balance as of September 30, 2011	500,000	$500	1,996,355	$1,996	$197,570	$7,666	$(3,222,847)	$(3,015,115)

See accompanying notes to the condensed consolidated financial statements

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
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

In the opinion of management, the consolidated balance sheet as of December 31, 2010 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011 or for any future periods.

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

For the nine months ended September 30, 2011, the Company has incurred a net loss of $405,236 and experienced negative operating cash flows of $393,479 with an accumulated deficit of $3,222,847 as of that date. The continuation of the Company is dependent upon the continuing financial support of shareholders and generating significant revenue and achieving profitability. The actions involve certain cost-saving initiatives and growth strategies, including increased promotion and marketing of the radio programs in Hong Kong. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
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

Depreciation expense for the three months ended September 30, 2011 and 2010 was $3,732 and $19,607, respectively.

Depreciation expense for the nine months ended September 30, 2011 and 2010 was $10,916 and $58,796, respectively.

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

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

For the nine months ended September 30, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2011, the Company did not have any significant unrecognized uncertain tax positions.

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

The reporting currency of the Company is the United States Dollars ("US$") and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company’s subsidiary in Hong Kong maintains its books and record in its local currency, Hong Kong Dollars ("HK$"), which functional currency is the primary currency of the economic environment in which their operations are conducted.

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

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective period:

	September 30, 2011	September 30, 2010
Period-end HK$:US$1 exchange rate	7.7934	7.7582
Period average HK$:US$1 exchange rate	7.7867	7.7717

●	Segment reporting

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

The carrying value of the Company’s financial instruments: cash, accounts receivable, deposits and other receivables, amount due to a shareholder, accounts payable and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

●	Level 1: Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

●	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

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

NOTE－5                   AMOUNT DUE TO AND NOTE PAYBLE TO A SHAREHOLDER

(a)         Amount due to a shareholder

As of September 30, 2011, the balance represented temporary advances made by a major shareholder, Mr. Samuel Tsun to the Company for its working capital purposes, which was unsecured, interest-free with no fixed terms of repayment.

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

(b)         Note payable to a shareholder

As of September 30, 2011, the note payable due to a major shareholder, Mr. Samuel Tsun, was unsecured, interest free and not repayable within the next twelve months.

NOTE－6                   INCOME TAXES

The Company generated an operating loss for the nine months ended September 30, 2011 and 2010 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

United States of America

UOLI is registered in the State of Nevada and is subject to United States of America tax law. No provision for income taxes have been made as UOLI has generated no taxable income for the periods presented.

British Virgin Island

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to Hong Kong Profits Tax at the statutory rate of 16.5% on its assessable income for the nine months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011, the Company incurred an operating loss of $312,497 for income tax purposes, with approximately $2,297,159 of cumulative net operating loss carryforwards for Hong Kong tax purpose at no expiration.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Deferred tax assets:
Net operating loss carryforwards	$378,707	$327,985
Less: valuation allowance	(378,707)	(327,985)
Net deferred tax assets	$-	$-

As of September 30, 2011, the Company has provided for a full valuation allowance against the deferred tax assets of $378,707 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the nine months ended September 30, 2011, the valuation allowance is increased by $50,722, primarily relating to net operating loss carryforwards from the foreign tax regime.

NOTE－7                   RELATED PARTY TRANSACTIONS

(a)         Accounts receivable and sales – related company

For the nine months ended September 30, 2011 and 2010, the Company earned sales revenue of $11,559 and $11,581 from Dbtronix (Far East) Ltd., which is controlled by a director of the Company, Mr. Samuel Tsun, at the current market value in the normal course of business.

As of September 30, 2011, there was no accounts receivable due from a related party.

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

(b)         IT service cost paid to a related company

For the nine months ended September 30, 2011 and 2010, the Company paid IT service cost of $25,428 and $25,477, respectively to the related company, which is controlled by a director of the Company, Mr. Samuel Tsun, at the current market value in the normal course of business.

(c)         Rent charge paid to a related company

For the nine months ended September 30, 2011 and 2010, the Company paid rent charge of $69,349 and $69,483, respectively to the related company, which is controlled by a director of the Company, Mr. Samuel Tsun, at the current market value in the normal course of business.

NOTE－8                   CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three and nine months ended September 30, 2011, there was one single customer who accounted for 100% of the Company’s revenues with no outstanding accounts receivable at period-end date.

For the three months ended September 30, 2010, there was one single customer who accounted for 100% of the Company’s revenues with the accounts receivable of $3,867 at period-end date.

For the nine months ended September 30, 2010, there was one single customer who accounted for 81% of the Company’s revenues with the accounts receivable of $3,867 of at period-end date.

(b)         Major vendors

For the three and nine months ended September 30, 2011 and 2010, there was no single vendor who accounted for 10% or more of the Company’s purchases.

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

NOTE－9                   COMMITMENTS AND CONTINGENCIES

The Company rented office spaces from a related party under a non-cancelable operating lease agreement in Hong Kong for a term of two years, with fixed monthly rentals, expiring in March 2013. Costs incurred under the operating lease, which are considered to equivalent to the market rate, are recorded as rental expense and totaled approximately $69,349 and $69,483 for the nine months ended September 30, 2011 and 2010.

As of September 30, 2011, the Company has future minimum rent payments due under a non-cancelable operating lease in next two years, as follows:

UONLIVE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Year ending September 30:
2012	$92,386
2013	46,193
Total:	$138,579

NOTE－10                 SUBSEQUENT EVENT

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure.

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated Financial Statements of the Company for the nine-month period ended September 30, 2011 and 2010 and related notes thereto.

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2011 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2010

Operating Revenue

We recorded a total of $3,849 consolidated revenue for the three-month period ended September 30, 2011 compared to $3,861 for the same corresponding period in 2010 without a significant change comparatively. The consolidated gross loss for the three-month period ended September 30, 2011 was recorded at $6,548. The gross loss was mainly due to higher cost of revenue incurred which included IT consultancy expense of approximately $8,400, server and communication expenses of approximately $530 and rental of approximately $1,400.

Operating Expenses

Operating expenses for the three-month period ended September 30, 2011 decreased to $117,865 from $137,641 in the corresponding period of 2010, reflecting the cost savings from closure of our office in China, which was an insignificant part of our overall operations.  Operating expenses consisted of $1,535 for sales and marketing expenses and $116,330 for general and administrative expenses.  The general and administrative expense included approximately $22,000 of salaries expense and labor charges, approximately $21,700 of rental expense, approximately $35,600 of consulting and professional fees, approximately $3,700 depreciation expenses and approximately $32,100 of computer system maintenance expense.

Depreciation

During the three-month period ended September 30, 2011, we incurred $3,732 of depreciation expenses, compared to $19,607 for the same period in 2010 resulting from the plant and equipment written off and impairment loss incurred for the year end December 31, 2010.

Net Loss/ Comprehensive Loss

We incurred a net loss of $124,413 for the three-month period ended September 30, 2011, compared to $144,217 for the corresponding period in the year 2010.

We accounted for a comprehensive loss of $120,787 for the three-month period ended September 30, 2011 after an adjustment on the foreign currency translation, compared to $151,897 for the same corresponding period in 2010.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2011 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2010

Operating Revenue

We recorded a total of $11,559 consolidated revenue for the nine-month period ended September 30, 2011 compared to $14,360 for the same corresponding period in 2010, a decrease of 19.5%.  The decrease was primarily the result of the poor performance of our sales team. The consolidated gross loss for the nine-month ended September 30, 2011 and 2010 was recorded at $19,745 and $15,988, respectively.  The gross loss was mainly due to the decrease in sales to customers.

Operating Expenses

Operating expenses for the nine-month period ended September 30, 2011 decreased by $136,970 to $385,491, which included approximately $4,600 for sales and marketing expenses. The decrease was largely attributable to lower general and administrative expenses after the closing of our office in China, an insignificant part of our overall operations.  General and administrative expenses were $380,882, a decrease of $135,625 compared to $516,507 in the same corresponding period in 2010. The decrease was mainly due to the reduction of salaries and labor charge amounting to approximately $41,000, lower consultant and professional expense of $21,000, the reduction on computer maintenance of approximately $24,000 and lower depreciation expense of about $48,000.  The general and administrative expense included approximately $78,000 of salaries and labor charge expense, $65,000 of rental expense, $76,800 of consultancy fees, $36,000 of professional fees, and $108,700 of computer system maintenance expense.

Depreciation

During the nine-month period ended September 30, 2011 and 2010, we incurred $10,916 and $58,796 for depreciation expenses. The decrease was due to the write off of plant and equipment by the end of year 2010.

Net Loss/Comprehensive Loss

We incurred a net loss of $405,236 for the nine-month period ended September 30, 2011, a decrease of $133,213 from the corresponding period in the year 2010 due to the decrease in operating expenses. We accounted for a comprehensive loss of $401,492 for the nine-month period ended September 30, 2011 compared to a comprehensive loss of $538,710 for the same period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended September 30, 2011, net cash used in operating activities was $393,479, which included a net loss of $405,236 compared to $473,097 and $538,449 for the same period in 2010. The operating activities also included the use in depreciation of $10,916, a decrease in changes to deposits and other receivables of approximately $3,300, which was offset by the decrease in changes to accounts payable and accrued liabilities of approximately $6,300.  We accounted for net cash used in investing activities of approximately $5,700, which was used to purchase plant and equipment, compared to a minimal amount of approximately $500 for the corresponding period in 2010. Net cash provided by financing activities accounted for $397,649 and $426,335 for the nine-month periods ended September 30, 2011 and 2010, respectively, which represented further advances from a shareholder.

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

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Company's Chief Executive Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL
Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UONLIVE CORPORATION
(Registrant)

November 10, 2011	/s/ Tsun Sin Man Samuel
Tsun Sin Man Samuel
Chief Executive Officer and Director
(Principal Executive Officer)

November 10, 2011	/s/ Hui Chi Kit
Hui Chi Kit
Chief Financial Officer
(Principal Financial and Accounting Officer)