Form 10-K
period 2011-12-31
UONLIVE CORP
filed 2012-03-29
CIK 1081834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer      Accelerated filer      Non-accelerated filer      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes  No ☒

Aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant at March 27, 2012, computed by reference to the closing price of $0.31 at which the common stock was last sold on that date:  $184,870

As of March 27, 2012, there were outstanding 1,996,355 shares of the issuer's common stock, par value $.001.

RDGPreambleEnd

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

In addition, Uonlive provides professional training courses to DJs.  It is committed to developing new radio personalities by providing professional and systematic training programs. After completion of the courses, the participants are qualified to take part in large-scale activities and ceremonies. Such opportunities work for the mutual benefit of the online station and the participant. Currently, Uonlive has 50 DJs hosting online radio programs.

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

According to the statistics of eTForecasts, worldwide Internet users at the end of 2010 accounted for 297 per every 1,000 people, or 2.03 billion globally, and an estimated 2.8 billion users are predicted within the next five years. China Internet Network Information Center statistics indicate that by the end of 2011 China had 513 million Internet users, an increase of 4% from 2010, now surpassing the number of Internet users in the U.S.  By 2015, Internet users in Asia Pacific countries are expected to increase to 1.4 billion, approximately 48.4% of total user share worldwide.

A study of the Radio Advertising Bureau (RAB), which has more than 7,000 members in U.S. and other countries, showed annual advertising revenue in the U.S. of US$17.4 billion for the year 2011, up 1% from 2010. RAB statistics show that digital revenue grew the most, up 15% to $709 million in 2011. According to iResearch, China Internet advertising total revenue reached US$8.11 billion in 2011, up 57.3% from 2010. iResearch forecasts that total internet advertising revenue will exceed US$15.85 billion in 2013.

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

According to Arbitron/Edison Media Research report “Infinite Dial 2010 & 2011,” the online radio audience reached 89 million monthly listeners 12+ in the U.S. in 2011. The report also projects that there will be 6,000 streaming stations by 2012. It further indicates  that radio’s digital platforms will focus on: hyperlocal sites–branded and non-branded stations sites that will serve as an entertainment source delivering local events, news, weather and sports updates; on-demand audio–offering sports, music, information and entertainment downloads whenever the listener wants its; audio on mobile–with an average of 4 hours per week spent listening to audio contents on cell/smart phones and radio apps among the top 10 free app downloads; and listener interactivity–providing listener driven radio by offering listeners real-time control of a radio station’s programming through text messages, instant messages, emails, tweeting, etc.

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
– –
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

In addition, we have launched mobile apps for iphone and ipad on June 2010 in order to reach more audiences.

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

Advertising Customers

For the twelve month period from January 1, 2011 to December 31, 2011 the Company achieved revenues of $15,415.  The revenue was generated from one single customer namely Dbtronix (Far East) Ltd.

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

Item 2.  Properties

The Company is committed to lease office spaces in Hong Kong from a related party under a non-cancelable operating lease agreement, with fixed monthly rentals, for a term of 2 years expiring in March 2013. Costs incurred under the operating lease, which are considered to be equivalent to the market rate, are recorded as rental expense and totaled approximately $92,485 and $92,670 for the years ended December 31, 2011 and 2010, respectively.

As of December 31, 2011, the Company has future minimum rental payments of approximately $115,800 in the next fifteen months, under a non-cancelable operating lease.

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

Item 4. Mine Safety Disclosures.

Not applicable.

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

		High	Low

2011	First Quarter	$0.80	$0.16
	Second Quarter	$0.55	$0.55
	Third Quarter	$0.55	$0.37
	Fourth Quarter	$0.56	$0.32

2010	First Quarter	$0.13	$0.10
	Second Quarter	$0.13	$0.125
	Third Quarter	$0.30	$0.13
	Fourth Quarter	$0.16	$0.16

Our common shares are issued in registered form. Interwest Transfer Co., Inc., 1981 East 4800 South, Ste 100, Salt Lake City, UT  84111, Tel: (801) 272-9294, is the registrar and transfer agent for our common stock.

From January 1 to March 27, 2012, the highest and lowest prices of our common shares on the OTCQB were $0.31 per share and $0.27 per share. On March 27, 2012, the closing price of our common stock on the OTCQB on the last day it traded before the filing of this Annual Report was $0.31 per share.

As of March 27, 2012, there were 91 shareholders of record of 1,996,355 outstanding shares of common stock of the Company, not including approximately 5,000 holders of our shares in street name.

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

Equity Compensation Plans

As of December 31, 2011, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

We have not recorded any sales of unregistered securities during the reporting period.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

We have not repurchased any of our common stock and have no publicly announced repurchase plans or programs as of December 31, 2011.

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

RESULTS OF OPERATIONS

The following table shows the financial data of the consolidated statements of operations of the Company and its subsidiaries for the years ended December 31, 2011 and 2010. The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

	For the year ended December 31, 2011 US$ '000		For the year ended December 31, 2010 US$ '000

OPERATING REVENUES		15.4		18.2

GROSS (LOSS) PROFIT		(26.3)		(22.6)

OPERATING EXPENSES:
Sales and marketing expense		(6.1)		(7.5)
General and administrative		(506.7)		(794.5)

TOTAL OPERATING EXPENSES		(512.8)		(802.0)

Loss from operations		(539.1)		(824.6)

Income tax expense		-		-

NET LOSS		(539.1)		(824.6)

Other comprehensive income:
-Foreign currency translation (loss)/gain		(5.8)		7.9

COMPREHENSIVE LOSS		(544.9)		(816.7)

Net loss per share – Basic and diluted	$	US(0.27)	$	US(0.41)

Weighted average number of shares outstanding – Basic and diluted		1,996,355		1,996,355

FISCAL YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010.

OPERATING REVENUE

The Company recorded a total of $15,415 consolidated revenue for the year ended December 31, 2011 compared to $18,226 for the same corresponding period in 2010.  The revenue for the year ended December 31, 2011 which came from one single client, was a 15.4% decrease compared to the year ended December 31, 2010.  The decrease was the result of our lack of success on our advertising strategy to engage and retain customers last year.  We are in the process of conducting research and testing which programs will be best suited to our targeted population.  The consolidated gross loss for the year ended December 31, 2011 was recorded at approximately $26,305.

Consolidated loss from operations decreased by $285,469 or 35% to $539,106 for the year ended December 31, 2011 from $824,575 for the corresponding year 2010. The reduction was attributable to lower general and administrative expenses compared to the same period in 2010.

SALES AND MARKETING EXPENSES

Sales and Marketing expenses were $6,147 or 40% of total revenue in fiscal year 2011, compared to $7,495 or 41% of total revenue in the corresponding period of 2010, a decrease of 18%. The decrease was mainly due to slow implementation of our promotion strategy.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, inclusive of consulting and professional fees, for the year ended December 31, 2011 decreased by 36% to $506,654 from $794,487 in the corresponding period of 2010. The reduction in general and administrative expenses was the result of not having incurred management fees, impairment loss of fixed assets and loss on write-off of fixed assets.  The general and administrative expenses included approximately $90,600 of salaries and related expenses, $87,000 of rental expense, $135,800 of computer technology expenses, $14,700 of depreciation expenses, and $162,700 of consulting and professional fees.

PROVISION FOR IMPAIRMENT

During the 2011 fiscal year, we recognized no impairment loss on plant and equipment.

NET LOSS

Net loss was $539,106 for the year ended December 31, 2011, as compared to a loss of $824,575, for the same corresponding period in 2010, a decrease of $285,469 or 35%. A majority of the net loss was the result of our general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2011, we had a net loss of $539,106 compared to net loss of $824,575 for 2010, a decrease of 34%, and negative cash flows from operations of $517,162 and $613,216 for 2011 and 2010, respectively, a decrease of 15.6% year to year. Our continuation is dependent upon the continuing financial support of shareholders and cost-saving strategies.  Immediate action to be considered is to reduce the unnecessary cost from operations in order to minimize the loss.  However, there is no assurance that we will be successful in securing sufficient funds to sustain our operations. These and other factors raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2011, cash and cash equivalents totaled $21,402 compared to $16,367 for the year ended December 31, 2010, or an increase of 30.7%. This cash position was the result of a combination of net cash used in operating activities in the amount of $517,162 compared to $613,216 for the same corresponding period in 2010, net cash used in investing activities in the amount of $5,894 compared to $576 for the same corresponding period in 2010 and the net cash provided by financing activities in the amount of $528,054 compared to $576,440 for the same corresponding period in 2010. Net cash used in operating activities was mainly the result of the net loss of $539,106 offset by depreciation expenses amounting to $14,773 and changes in operating assets and liabilities amounting to $7,171.  Net cash used in investing activities was mainly the additional purchase of plant and equipment of $5,894. Net cash provided by financing activities was primarily advances from a shareholder of $528,054 compared to $576,440 for the same period in 2010.

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

Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and accounts receivable. We perform ongoing credit evaluations of our customers’ financial condition, but do not require collateral to support such receivables.

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

We have audited the accompanying consolidated balance sheets of Uonlive Corporation and its subsidiaries (“the Company”) as of December 31, 2011 and 2010, the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders’ deficit for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited
Certified Public Accountants

Hong Kong, China
March 29, 2012

9 FLOOR, CHINACHEM HOLLYWOOD CENTRE, 1-13 HOLLYWOOD ROAD, CENTRAL, HONG KONG
Tel: (852) 2573 2296	Fax: (852) 2384 2022	http://www.hkcmcpa.us

RDGXBRLParseBegin
UONLIVE CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$21,402	$16,367
Accounts receivable, related party	-	3,854
Deposits and other receivables	-	3,327

Total current assets	21,402	23,548

Non-current assets:
Plant and equipment, net	24,356	33,192

TOTAL ASSETS	$45,758	$56,740

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$20,329	$20,337
Amount due to a shareholder	3,016,673	2,483,028

Total current liabilities	3,037,002	2,503,365

Long-term liabilities:
Note payable to a shareholder	167,301	166,998

Total liabilities	3,204,303	2,670,363

Stockholders’ deficit:
Series A, Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding, respectively	500	500
Common stock, $0.001 par value; 200,000,000 shares authorized; 1,996,355 shares issued and outstanding, respectively	1,996	1,996
Additional paid-in capital	197,570	197,570
Accumulated deficit	(3,356,717)	(2,817,611)
Accumulated other comprehensive (loss) income	(1,894)	3,922

Total stockholders’ deficit	(3,158,545)	(2,613,623)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$45,758	$56,740

See accompanying notes to consolidated financial statements.

UONLIVE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2011	2010
Revenues, net:
- Related party	$15,415	$15,446
- Non-related party	-	2,780

Total revenues, net	15,415	18,226

Cost of revenue (exclusive of depreciation)	41,720	40,819

Gross loss	(26,305)	(22,593)

Operating expenses:
Sales and marketing	6,147	7,495
Consulting and professional fee	162,697	179,355
General and administrative	343,957	615,132
Total operating expenses	512,801	801,982

LOSS BEFORE INCOME TAXES	(539,106)	(824,575)

Income tax expense	-	-

NET LOSS	$(539,106)	$(824,575)

Other comprehensive income:
- Foreign currency translation (loss) gain	(5,816)	7,854

COMPREHENSIVE LOSS	$(544,922)	$(816,721)

Net loss per share – Basic and diluted	$(0.27)	$(0.41)

Weighted average common shares outstanding – Basic and diluted	1,996,355	1,996,355

See accompanying notes to consolidated financial statements.

UONLIVE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2011	2010

Cash flow from operating activities:
Net loss	$(539,106)	$(824,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,773	78,427
Impairment loss on plant and equipment	-	54,028
Write-off of plant and equipment	-	62,013
Changes in operating assets and liabilities:
Accounts receivable, trade	-	11,584
Accounts receivable, related party	3,854	(3,861)
Deposits and other receivables	3,326	13,844
Accounts payable and accrued liabilities	(9)	(4,676)
Net cash used in operating activities	(517,162)	(613,216)

Cash flows from investing activities:
Purchase of plant and equipment	(5,894)	(576)
Net cash used in investing activities	(5,894)	(576)

Cash flows from financing activities:
Advances from a shareholder	528,054	576,440
Net cash provided by financing activities	528,054	576,440

Effect of exchange rate change on cash and cash equivalents	37	(131)

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,035	(37,483)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	16,367	53,850

CASH AND CASH EQUIVALENTS, END OF YEAR	$21,402	$16,367

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements.

UONLIVE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Series A, Convertible preferred stock		Common stock		Additional		Accumulated other comprehensive	Total
	No. of shares	Amount	No. of shares	Amount	paid in capital	Accumulated deficit	(loss) income	stockholders’ deficit
Balance as of January 1, 2010	500,000	$500	1,996,355	$1,996	$197,570	$(1,993,036)	$(3,932)	$(1,796,902)

Net loss for the year	-	-	-	-	-	(824,575)	-	(824,575)

Foreign currency translation adjustment	-	-	-	-	-	-	7,854	7,854

Balance as of December 31, 2010	500,000	$500	1,996,355	$1,996	$197,570	$(2,817,611)	$3,922	$(2,613,623)

Net loss for the year	-	-	-	-	-	(539,106)	-	(539,106)

Foreign currency translation adjustment	-	-	-	-	-	-	(5,816)	(5,816)

Balance as of December 31, 2011	500,000	$500	1,996,355	$1,996	$197,570	$(3,356,717)	$(1,894)	$(3,158,545)

See accompanying notes to consolidated financial statements.

UONLIVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
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

For the year ended December 31, 2011, the Company has incurred a net loss of $539,106 and experienced negative operating cash flows of $517,162 with an accumulated deficit of $3,356,717 as of that date. The continuation of the Company is dependent upon the continuing financial support of shareholders and cost-saving strategies. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

●   Accounts receivable

Accounts receivable consist primarily of trade receivables. Accounts receivable are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts. Management reviews and adjusts this allowance periodically based on historical experience, current economic climate as well as its evaluation of the collectibility of outstanding accounts. The Company evaluates the credit risks of its customers utilizing historical data and estimates of future performance. For the years ended December 31, 2011 and 2010, the Company did not provide an allowance for doubtful accounts, nor have been any write-offs.

UONLIVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$", except for number of shares)

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

●   Cost of revenue

Cost of revenue included IT service cost for maintenance and operating the online radio domain and rent charge of radio studio in Hong Kong.

●   Advertising expense

Advertising costs are expensed as incurred under ASC Topic 720-35, ?癆dvertising Costs.” Advertising expense, included in sales and marketing was approximately $6,147 and $6,159 for the years ended December 31, 2011 and 2010.

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

UONLIVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$", except for number of shares)

For the years ended December 31, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2011, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority. For the year ended December 31, 2011, the Company filed and cleared a 2010 tax return with its local tax authority.

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective year:

	2011	2010
Year-end HK$:US$1 exchange rate	7.7691	7.7832
Annual average HK$:US$1 exchange rate	7.7851	7.7695

●   Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended December 31, 2011 and 2010, the Company operated in one reportable segment in Hong Kong.

UONLIVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
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

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

•	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and; and

•
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

In May 2011, the Financial Accounting Standards Board ("FASB") issued an update to the fair value measurement guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments in the update change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendment is not intended to result in a change in the application of the requirements in the Fair Value Measurements Topic in the ASC. This guidance is effective for annual periods beginning after December 15, 2011. Early application is permitted. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. This guidance eliminates the current option to report Other Comprehensive Income ("OCI") and its components in the statement of changes in equity. Under this guidance, an entity can elect to present items of net income and OCI in one continuous statement or in two separate, but consecutive, statements. In addition, the guidance requires entities to show the effects of items reclassified from OCI to net income on the face of the financial statements. This guidance is effective for fiscal years beginning after December 15, 2012 and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required. The FASB has issued a proposal that would defer the requirement to separately present within net income reclassification adjustments of items out of accumulated other comprehensive income. The proposed deferral is intended to be temporary until the FASB has time to reconsider these changes. The other provisions of the guidance will become effective as originally planned by the FASB. The Company is expecting to adopt this guidance in the fiscal year 2012. The adoption of this guidance will not have an impact on the Company's consolidated financial statements.

UONLIVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

In September 2011, the FASB issued amended guidance on goodwill impairment testing. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. Because the qualitative assessment is optional, entities may bypass it for any reporting unit in any period and begin their impairment analysis with the quantitative calculation in step 1. Entities may resume performing the qualitative assessment in any subsequent period. In the qualitative assessment, entities would determine whether it is more likely than not (i.e., a likelihood of more than 50 percent) that the fair value of the reporting unit is less than the carrying amount. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. However, if it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, further testing of goodwill for impairment would not be performed. The guidance does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the guidance does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant, however, it does revise the examples of events and circumstances that an entity should consider. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance will not have an impact on the Company's consolidated financial statements.

4.         PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:
	As of December 31,
	2011	2010

Furniture, fitting and office equipment	$95,565	$95,089
Computer and broadcasting equipment	86,316	81,750
Exchange translation difference	142	(852)
	182,023	175,987
Less: accumulated depreciation	(103,452)	(89,410)
Less: accumulated impairment	(54,116)	(54,116)
Less: exchange translation difference	(99)	731

Plant and equipment, net	$24,356	$33,192

Depreciation expense for the years ended December 31, 2011 and 2010 was $14,773 and $78,427, respectively.

For the years ended December 31, 2011 and 2010, the Company recognized an impairment loss of $0 and $54,028 respectively after the recoverability assessment.

For the years ended December 31, 2011 and 2010, the Company identified and wrote-off obsolete plant and equipment of $0 and $62,013 respectively.

5.         AMOUNT DUE TO AND NOTE PAYABLE TO A SHAREHOLDER

(a)         Amount due to a shareholder

As of December 31, 2011 and 2010, the balance represented temporary advances made by a major shareholder, Mr. Samuel Tsun, to the Company for its working capital purposes, which were unsecured, interest free and with no fixed terms of repayment.

(b)         Note payable to a shareholder

As of December 31, 2011, the note payable due to a major shareholder, Mr. Samuel Tsun, was unsecured, interest free and not repayable within the next twelve months.

6.         INCOME TAXES

For the years ended December 31, 2011 and 2010, the local (“the United States of America”) and foreign components of loss before income taxes were comprised of the following:

UONLIVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2011	2010
Tax jurisdictions:
- Local	$-	$-
- Foreign	(539,106)	(824,575)
Loss before income taxes	$(539,106)	$(824,575)

The provision for income taxes consisted of the following:

Years ended December 31,
	2011	2010
Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-
Provision for income taxes	$-	$-

The Company generated an operating loss for the years ended December 31, 2011 and 2010 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

United States of America

UOLI is registered in the State of Nevada and is subject to United States of America tax law. No provision for income taxes have been made as UOLI has generated no taxable income for the years presented.

British Virgin Island

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to Hong Kong Profits Tax at the statutory rate of 16.5% on its assessable income. As of December 31, 2011, the Company incurred approximately $2,334,818 of cumulative operating loss carryforwards available for Hong Kong income tax purpose at no expiration.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2011 and 2010:

	As of December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$385,245	$327,985
Less: valuation allowance	385,245	(327,985)
Deferred tax assets, net	$-	$-

As of December 31, 2011, the Company has provided for a full valuation allowance against the deferred tax assets of $385,245 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the year ended December 31, 2011, the valuation allowance is increased by $56,260, primarily relating to net operating loss carryforwards from the foreign tax regime.

UONLIVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

7.         NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of the common share outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the years indicated:

	Years ended December 31,
	2011	2010

Net loss attributable to common stockholders	$(539,106)	$(824,575)

Weighted average common shares outstanding	1,996,355	1,996,355

Basic and diluted net loss per share	$(0.27)	$(0.41)

Since the Company reported a net loss for the years ended December 31, 2011 and 2010, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been anti-dilutive.

8.         RELATED PARTY TRANSACTIONS

(a)         Accounts receivable and sales – related company

For the years ended December 31, 2011 and 2010, the Company earned sales revenue of $15,415 and $15,446 from a related company which is controlled by a director of the Company, Mr. Samuel Tsun, at the current market value in a normal course of business.

As of December 31, 2011 and 2010, accounts receivable due from a related party was amounted to $0 and $3,854, respectively.

(b)         IT service cost paid to a related company

For the years ended December 31, 2011 and 2010, the Company paid IT service cost of $33,911 and $33,979, respectively to the related company which is controlled by a director of the Company, Mr. Samuel Tsun, at the current market value in a normal course of business.

(c)         Rent charge paid to a related company

For the years ended December 31, 2011 and 2010, the Company paid rent charge of $92,485 and $92,670 respectively to the related company which is controlled by a director of the Company, Mr. Samuel Tsun, at the current market value in a normal course of business.

9.         PENSION PLANS

The Company participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance (“MPF Scheme”) for all of its eligible employees in Hong Kong.

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in employment in Hong Kong. Contributions are made by the Company at 5% of the participants’ relevant income with a ceiling of HK$20,000. The participants are entitled to 100% of the contributions together with accrued returns irrespective of their length of service with the Company, but the benefits are required by law to be $4,535 and $5,552 for the years ended December 31, 2011 and 2010.

10.         CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

UONLIVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

(a)         Major customers

For the year ended December 31, 2011, there was one single customer (a related party) who accounted for 100% of revenues amounting to $15,415 with no accounts receivable.

For the year ended December 31, 2010, there was one single customer (a related party) who accounted for 10% or more of revenues amounting to $15,446 with accounts receivable of $3,854 as at year-end date.

(b)         Major vendors

For the years ended December 31, 2011 and 2010, there was no single vendor who accounted for 10% or more of the Company’s purchases.

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

11.         COMMITMENTS AND CONTINGENCIES

The Company is committed to lease office spaces from a related party under a non-cancelable operating lease agreement in Hong Kong for a term of two years, with fixed monthly rentals, expiring in March 2013. Costs incurred under the operating lease, which are considered to equivalent to the market rate, are recorded as rental expense and totaled approximately $92,485 and $92,670 for the years ended December 31, 2011 and 2010.

As of December 31, 2011, the future minimum rental payments due under a non-cancelable operating lease in the next two years are as follows:

Years ending December 31:
2012	$92,675
2013	23,169

Total	$115,844

12.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2011 up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

RDGXBRLParseEnd

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls

During the quarter ended December 31, 2011 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Tsun Sin Man Samuel	44	Chairman, Chief Executive Officer, Director
Hui Chi Kit	36	Chief Financial Officer
Wong Kin Yu Beta	31	Chief Operating Officer, Director
Carol Kwok	33	Director
Zeng Yang	28	Director

Backgrounds of Directors

Executive Officers and Directors

Mr. Tsun Sin Man Samuel, age 44, Director, Chairman & Chief Executive Officer
Mr. Tsun Sin Man Samuel, who has more than 20 year experience in the acoustic components and ultra-sonic products market, served as the Chief Executive Officer of DB Products Ltd for the period 1988 to 2008, a company specializing in the manufacturing of acoustic components. He also served as CEO of DBtronix (Far East) Ltd.  Headquartered in Hong Kong, DB Products Ltd. has introduced over 4,000 models of acoustic components including Magnetic Buzzer, Piezo Element Mechanical Buzzer and speakers into the market place. He established Uonlive Limited on April 2007, which is the first online radio station in Hong Kong. Mr. Tsun contributes his personal network and business experience to the strategic planning of the company.

Mr. Hui Chi Kit, age 36, Chief Financial Officer
Mr. Hui Chi Kit, is the Chief Financial Officer of Uonlive Limited since April 2007. He is also the Accounts Manager of DB Products Ltd., which he joined in 1997.  Mr. Hui is experienced in accounting and specializes in the manufacturing sector. Before joining DB Products, Mr. Hui was awarded the Certificate of HKCEE from the Hong Kong Education Board when he graduated from St Paul’s College. Mr Hui’s experience in accounting field, especially under the online radio industry has led to the Board of Director to conclude his necessary to serve as the Chief Financial Officer of the Company

Mr. Wong Kin Yu Beta, age 31, Chief Operating Officer, Director
Mr. Wong was appointed as Chief Operating Officer of Uonlive Ltd. He was the director of Shining Pearl (HK) Co. Ltd. and the company secretary of Hong Kong United Youth Association Ltd. for the period 2006 to 2007.  Mr. Wong graduated from Jinan University and was awarded the Bachelor of Business Administration degree in 2005. Mr. Wong’s serves as Director to the Company by contributing his operational expertise and business network with effective skill.

Ms. Carol Kwok, age 33, Director
Ms, Kwok has served as the Director of Administration of DODI Network Tech (Guangzhou) Limited, a company specializing in software development, starting from 2005.  She graduated from the University of Aberdeen, Scotland with an M.Sc. degree in Finance & Investment Management. Ms. Kwok ‘s technology and academic background led to the Board of Director to conclude that she has the nessary requisite to serve as Director of the Board.

Ms. Yang Zeng, age 28, Director
Ms. Zeng served as the Network Engineer of DODI network Tech (Guangzhou) Ltd. from 2005. She has completed a Network Engineer professional training course at Beida Jade Bird Aptech Guangzhou High-Tech Training Centre. Ms. Zeng graduated from Wuhan Military School of Economics and Management in 2004 with a major in Economics management. Ms Zeng’s professional training as Network Engineer contributes professional eyesight and thinking to the decision making of strategic planning from the Board.

Family Relationships

There are no familial relationships between our officers and directors.

Meetings of Our Board of Directors

The Registrant’s Board of Directors took all actions by unanimous written consent without a meeting during the fiscal year ended December 31, 2011.

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

?C
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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2011. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

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

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of Uonlive Corporation during the years 2011, 2010 and 2009, except as described below. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by our chief executive officer and other executive officers earning in excess of $100,000 for the past three years.

SUMMARY COMPENSATION TABLE

Name of officer	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonquali- fied Deferred Compen- sation	All Other Compen- sation	Total

Tsun Sin Man Samuel	2011	Nil	-	-	-	-	-	-	Nil
	2010	Nil	-	-	-	-	-	-	Nil
	2009	Nil							Nil
Hui Chi Kit	2011	16,700	-	-	-	-	-	-	16,700
	2010	16,500	-	-	-	-	-	-	16,500
	2009	16,500							16,500
Wong Kin Yu Beta	2011	32,460	-	-	-	-	-	-	32,460
	2010	23,000	-	-	-	-	-	-	23,000
	2009	24,500	-	-	-	-	-	-	24,500

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the year ended December 31, 2011.

During the year ended December 31, 2011, none of the named executive officers exercised any stock options.

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

Compensation of Directors

The Company paid service compensation of $32,460 to one of its directors during the reporting period. The Company has not paid its other directors any separate compensation in respect of their services on the board. However, in the future, the Company intends to implement a market-based director compensation program.

Change of Control

As of December 31, 2011 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 27, 2012, the number of shares of the Company’s Common Stock owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s voting stock, and by each of the Company’s directors and executive officers and by all its directors and executive officers as a group.  Each person has sole voting and investment power over the shares indicated, except as noted.

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

(1) (2) (3)
Except as otherwise indicated, the shares are owned of record and beneficially by the persons named in the table.
Based on 1,996,355 shares of common stock issued and outstanding.
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

Item 14.  Principal Accounting Fees and Services

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered by the accounting firm of HKCMCPA Company Limited, our current independent auditor, and all fees billed for other services rendered by the said firms during those years.

Year Ended December 31	2011	2010

Audit Fees (1)	46,000	46,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total Accounting Fees and Services	46,000	46,000

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

(a) (3) Exhibits

Exhibit Number	Exhibit Description
2.1	Share Exchange Agreement by and among CWTD, Tsang, Uonlive, Tsun, Hui and Parure Capital, dated March 28, 2008 (1)
2.2	Sale and Purchase Agreement among CWTD, Top Speed Technologies Ltd and Tsang, dated March 28, 2008 (1)
3.1	Articles of Incorporation of the Company(2)
3.2	By-laws of the Company (2)
14.1	Code of Ethics (3)
21.1	List of Subsidiaries
Parure Capital Limited, a corporation organized and existing under the laws of the British Virgin Islands
Uonlive Limited, a corporation organized and existing under the laws of Hong Kong SAR of the People’s Republic of China
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

Exhibit Number	Exhibit Description
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

(1)	Included as an exhibit to our Form 8-K filed with the Commission on April 4, 2008.
(2)	Incorporated by reference from Exhibit 3.1 to CWTD’s Registration Statement on Form 10-SB filed with the Commission on May 18, 1999.

(3)	Incorporated by reference from Exhibit 14.1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.
(4)	Filed herewith.

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

UONLIVE CORPORATION

Date: March 29, 2012	By:	/s/ Tsun Sin Man Samuel
Tsun Sin Man Samuel
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Tsun Sin Man Samuel	Chairman, Chief Executive Officer and Director	March 29, 2012
Tsun Sin Man Samuel
/s/ Hui Chi Kit	Chief Financial Officer	March 29, 2012
Hui Chi Kit
/s/ Wong Kin Yu Beta	Chief Operating Officer and Director	March 29, 2012
Wong Kin Yu Beta
/s/ Carol Kwok	Director	March 29, 2012
Carol Kwok

/s/ Zeng Yang	Director	March 29, 2012
Zeng Yang