Form 10-Q
period 2012-03-31
UONLIVE CORP
filed 2014-11-21
CIK 1081834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________to _____________________________

Commission File Number: 0-26119

UONLIVE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	87-0629754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5/F, Guangdong Finance Building, 88 Connaught Road West, Hong Kong
(Address of principal executive offices)	(Zip Code)

(011) (852) 2116-3560

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☐ No☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☐ No☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒   No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

 ☐Yes  ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 20, 2014, there were 1,996,355 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

UONLIVE CORPORATION

PART I –FINANCIAL INFORMATION

 Item 1. Financial Statements

UONLIVE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$10,187	$21,402

Non-current assets:
Plant and equipment, net	21,132	24,356

TOTAL ASSETS	$31,319	$45,758

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$63,000	$20,329
Amount due to a shareholder	3,102,134	3,016,673

Total current liabilities	3,165,134	3,037,002

Long-term liabilities:
Note payable to a shareholder	167,398	167,301

Total liabilities	3,332,532	3,204,303

Commitments and contingencies

Stockholders’ deficit:
Series A, Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding, respectively	500	500
Common stock, $0.001 par value; 200,000,000 shares authorized; 1,996,355 shares issued and outstanding, respectively	1,996	1,996
Additional paid-in capital	197,570	197,570
Accumulated other comprehensive loss	(3,664)	(1,894)
Accumulated deficit	(3,497,615)	(3,356,717)

Total stockholders’ deficit	(3,301,213)	(3,158,545)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$31,319	$45,758

See accompanying notes to the condensed consolidated financial statements.

UONLIVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2012	2011

REVENUES, NET
- Related party	$-	$3,853

Total revenues, net	-	3,853

COST OF REVENUE (exclusive of depreciation)	-	(10,489)

GROSS LOSS	-	(6,636)

Operating expenses:
Sales and marketing	-	1,536
General and administrative	140,898	139,031

Total operating expenses	140,898	140,567

LOSS BEFORE INCOME TAXES	(140,898)	(147,203)

Income tax expense	-	-

NET LOSS	$(140,898)	$(147,203)

Other comprehensive income:
- Foreign currency translation (loss) gain	(1,770)	1,847

COMPREHENSIVE LOSS	$(142,668)	$(145,356)

Net loss per share – Basic and diluted	$(0.07)	$(0.07)

Weighted average common shares outstanding – Basic and diluted	1,996,355	1,996,355

See accompanying notes to the condensed consolidated financial statements.

UONLIVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2012	2011
Cash flow from operating activities:
Net loss	$(140,898)	$(147,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,238	3,562
Changes in operating assets and liabilities:
Deposits and other receivables	-	2,697
Accounts payable and accrued liabilities	42,671	(3,000)

Net cash used in operating activities	(94,989)	(143,944)

Cash flows from financing activities:
Advances from a shareholder	83,755	144,150

Net cash provided by financing activities	83,755	144,150

Effect of exchange rate change on cash and cash equivalents	19	(14)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,215)	192

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,402	16,367

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,187	$16,559

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to the condensed consolidated financial statements

UONLIVE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Series A Convertible preferred stock		Common stock		Additional paid	Accumulated	Accumulated other comprehensive	Total stockholders’
	No. of shares	Amount	No. of shares	Amount	in capital	deficit	income (loss)	deficit

Balance as of January 1, 2012	500,000	$500	1,996,355	$1,996	$197,570	$(3,356,717)	$(1,894)	$(3,158,545)

Net loss for the period	-	-	-	-	-	(140,898)	-	(140,898)

Foreign currency translation adjustment	-	-	-	-	-	-	(1,770)	(1,770)

Balance as of March 31, 2012	500,000	$500	1,996,355	$1,996	$197,570	$(3,497,615)	$(3,664)	$(3,301,213)

See accompanying notes to the condensed consolidated financial statements

UONLIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

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

In the opinion of management, the consolidated balance sheet as of December 31, 2011 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2012 or for any future periods.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE－2     DESCRIPTION OF BUSINESS AND ORGANIZATION

Uonlive Corporation (“UOLI” or the “Company”) was incorporated under the laws of the State of Nevada on January 29, 1998 as Weston International Development Corporation. On July 28, 1998, its name was changed to Txon International Development Corporation. On September 15, 2000, the Company changed its name to China World Trade Corporation. On July 2, 2008, the Company further changed its name to Uonlive Corporation.

UOLI, through its subsidiaries, engaged in the provision of online multimedia and advertising service and the operation of online radio stations in Hong Kong.

UOLI and its subsidiaries are hereinafter collectively referred to as the “Company”.

NOTE－3     GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the three months ended March 31, 2012, the Company has incurred a continuous loss of $140,898 and experienced negative cash flows from operations of $94,989 with an accumulated deficit of $3,497,615 as of that date. The continuation of the Company is dependent upon the continuing financial support of shareholders. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012

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

Depreciation expense for the three months ended March 31, 2012 and 2011 was $3,238 and $3,562, respectively.

●	Impairment of long-lived assets

Long-lived assets primarily include plant and equipment. In accordance with Accounting Standards Codification (“ASC”) ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the periods presented.

UONLIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

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

For the three months ended March 31, 2012 and 2011, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2012, the Company did not have any significant unrecognized uncertain tax positions.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The reporting currency of the Company is the United States Dollars ("US$") and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company’s subsidiary in Hong Kong maintain its books and record in its local currency, Hong Kong Dollars ("HK$"), which is its functional currency and the primary currency of the economic environment in which their operations are conducted.

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective period:

	March 31, 2012	March 31, 2011
Period-end HK$:US$1 exchange rate	7.7646	7.7887
Period average HK$:US$1 exchange rate	7.7608	7.7879

●	Segment reporting

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In April 2012, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for purposes of measuring the impairment of receivables and evaluating whether a troubled debt restructuring has occurred. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under ASC Topic 450-20, “Contingencies–Loss Contingencies”. Currently, this guidance is anticipated to be effective for interim and annual periods ending after June 15, 2012. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial position, results of operations, cash flows, or disclosures.

In December 2011, the FASB issued ASU 2011-28, Intangibles – Goodwill and Other (ASC Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts . The ASU does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test (i.e. equity-value-based method or enterprise-value-based method). However, it requires entities with a zero or negative carrying value to assess, considering qualitative factors such as those used to determine whether a triggering event would require an interim goodwill impairment test (listed in ASC Topic 350-20-35-30, “Intangibles – Goodwill and Other – Subsequent Measurement”), whether it is more likely than not that a goodwill impairment exists and perform step 2 of the goodwill impairment test if so concluded. ASU 2011-28 is effective for the Company beginning January 1, 2012 and early adoption is not permitted. The Company does not expect the adoption of ASU 2011-28 to have a material impact on its consolidated financial position or results of operations.

NOTE－5     AMOUNT DUE TO AND NOTE PAYBLE TO A SHAREHOLDER

(a)     Amount due to a stockholder

As of March 31, 2012, the balance represented temporary advances made by a major shareholder, Mr. Samuel Tsun for working capital purposes, which was unsecured, interest-free with no fixed terms of repayment.

(b)     Note payable to a shareholder

As of March 31, 2012, the note payable due to a major shareholder, Mr. Samuel Tsun, was unsecured, interest free and not repayable within the next twelve months.

NOTE－6     INCOME TAXES

The Company generated an operating loss for the three months ended March 31, 2012 and 2011 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

United States of America

UOLI is registered in the State of Nevada and is subject to United States of America tax law. No provision for income taxes have been made as UOLI has generated no taxable income for the periods presented. The Company has not completed filings of these US tax returns. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has adopted ASC 740-10 "Accounting for Income Taxes" and recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon. The amount, recorded as an obligation, is $50,000 at March 31, 2012.

UONLIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

British Virgin Island

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to Hong Kong Profits Tax at the statutory rate of 16.5% on its assessable income for the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012, the Company incurred an operating loss of $81,033 for income tax purposes, with approximately $2,419,364 of net operating loss carryforwards for Hong Kong tax purpose at no expiration.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Deferred tax assets:
Net operating loss carryforwards	$399,195	$385,245
Less: valuation allowance	(399,195)	(385,245)

Net deferred tax assets	$-	$-

As of March 31, 2012, the Company has provided for a full valuation allowance against the deferred tax assets of $399,195 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the three months ended March 31, 2012, the valuation allowance is increased by $13,950, primarily relating to net operating loss carryforwards from the foreign tax regime.

NOTE－7     RELATED PARTY TRANSACTIONS

(a)     Accounts receivable and sales – related company

For the three months ended March 31, 2012 and 2011, the Company earned sales revenue of $0 and $3,853 from Dbtronix (Far East) Ltd., which was controlled by a director of the Company, Mr. Samuel Tsun, at the current market value in a normal course of business.

(b)     IT service cost paid to a related company

For the three months ended March 31, 2012 and 2011, the Company paid IT service cost of $8,504 and $8,475, respectively to the related company, which was controlled by a director of the Company, Mr. Samuel Tsun, at the current market value in a normal course of business.

(c)     Rent charge paid to a related company

For the three months ended March 31, 2012 and 2011, the Company paid rent charge of $21,783 and $23,113, respectively to the related company, which was controlled by a director of the Company, Mr. Samuel Tsun, at the current market value in a normal course of business.

UONLIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－8     CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)     Major customers

There were no major customers for the three months ended March 31, 2012.

For the three months ended March 31, 2011, there was one single customer who accounted for 100% of the Company’s revenues with the outstanding balances of $3,853 at period-end date.

(b)     Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

(c)     Exchange rate risk

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

NOTE－9     COMMITMENTS AND CONTINGENCIES

The Company rented office spaces from a related party under a non-cancelable operating lease agreement in Hong Kong for a term of two years, with fixed monthly rentals, expiring in March 2013. The lease agreement was terminated in March 2012. Costs incurred under the operating lease, which are considered to equivalent to the market rate, are recorded as rental expense and totaled approximately $21,783 and $23,113 for the three months ended March 31, 2012 and 2011.

NOTE－10     SUBSEQUENT EVENT

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As a result, , 495,566 post reverse split shares of the Company’s common stock were outstanding immediately prior to the closing of the Share Exchange, and 1,995,659 shares of the Company’s common stock were outstanding immediately after the closing of the Share Exchange. In addition, 500,000 shares of Series A Convertible Preferred Stock were outstanding immediately after the closing of the Share Exchange. Of these shares, approximately 263,559 shares represented the Company’s “public float” prior to and after the Share Exchange. The 1,500,000 shares of common stock and 500,000 shares of Series A Convertible Preferred Stock issued in the Share Exchange were issued in reliance upon an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The shares in the public float will continue to represent the shares of the Company’s common stock held for resale without further registration by the holders thereof. After the Share Exchange, Uonlive becomes our operating subsidiary.

On May 19, 2009, we approved a 1:100 reverse stock split (the “Reverse Split”) of our common stock and an amendment to our Articles of Incorporation to effectuate the Reverse Split.

Uonlive was a private online multimedia company incorporated in April 2007 with its headquarters in Hong Kong, China. Until December 31, 2011, the main business of Uonlive was operating an online radio station, a kind of virtual community able to provide the public with free online radio services, and mainly targets the younger listening audience.

Uonlive provided multi-division entertainment programs through live-audio-radio and audio-on-demand. Audio-on-demand allows the listener to choose his or her own programming.  Uonlive also utilized the most advanced technology for DJs and audiences to control their broadcasting techniques. Uonlive had planned to distribute online radio programs for communication products including mobile and family electronics with new radio receiving techniques.

Different than traditional radio stations, Uonlive was continuously adding more interactive features, including online live voting, chat rooms, blogs, download service, an online player and more in order to reach increased audiences.

In addition, Uonlive provided professional training courses to DJs.  It was committed to developing new radio personalities by providing professional and systematic training programs. After completion of the courses, the participants would be qualified to take part in large-scale activities and ceremonies. Such opportunities worked for the mutual benefit of the online station and the participant.

Our objective was to develop and provide diversified programming that had an upbeat message for anyone who listens.

During the first quarter of 2012, our management, after consulting the Board of Directors, decided to cease our operation because of minimal revenue and no improvement in developing the market for internet radio in Hong Kong.

Business Plan

Our current business plan is to seek and identify a privately owned company which is looking to become a publicly listed company by combining their operation with us through a reverse merger. Private companies wishing to have their securities publicly traded may seek to merge or effect an exchange transaction with a shell company with a significant stockholder base. As a result of the merger or exchange transaction, the stockholders of the private company will hold a majority of the issued and outstanding shares of the shell company. Typically, the directors and officers of the private company become the directors and officers of the shell company. Often the name of the private company becomes the name of the shell company.

We have no capital and must depend on our controlling shareholders to provide us funding for our daily operation and expenses, including professional fee and fees charged by regulators, although they are under no obligation to do so. Mr. Hui Chi Kit is primarily tasked to investigate acquisition opportunities although we believe that business opportunities may also come to our attention from various sources, including our controlling shareholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We cannot give assurance that we will successfully find a suitable candidate to implement its operation with us by a reverse merge. We also cannot give assurance that any acquisition, if occurs, will be on terms that are favorable to us or to our shareholders.

We do not propose to restrict our search for candidate in any particular geographical area of industry. Our management’s discretion in the selection of the business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

Any entity which has an interest in being acquired by, or merging into us, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is anticipated that an amount of common stock constituting control of us would be issued by us.

Investigation and Selection of Business Opportunities

Certain types of business acquisition transactions may be completed without requiring us to first submit the transaction to our stockholders for their approval. If the proposed transaction is structured in such a fashion our stockholders (other than our controlling stockholders) will not be provided with financial or other information relating to the candidate prior to the completion of the transaction.

If a proposed business combination or business acquisition transaction is structured that requires our stockholder approval, and we are a reporting company, we will be required to provide our stockholders with information as applicable under Regulations 14A and 14C under the Exchange Act.

The analysis of business opportunities will be undertaken by or under the supervision of Mr.Hui Chi Kit, our Chief Financial Officer. In analyzing potential merger candidates, our management will consider, among other things, the following factors:

*	Potential for future earnings and appreciation of value of securities;
*	Perception of how any particular business opportunity will be received by the investment community and by our stockholders;
*	Eligibility of a candidate, following the business combination, to qualify its securities for listing on a national exchange or on a national automated securities quotation system, such as NASDAQ.
*	Historical results of operations;
*	Liquidity and availability of capital resources;
*	Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;
*	Strength and diversity of existing management or management prospects that are scheduled for recruitment;
*	Amount of debt and contingent liabilities; and
*	The products and/or services and marketing concepts of the target company.

There is no single factor that will be controlling in the selection of a business opportunity. Our management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Because of our limited working capital available and limited personnel to perform due diligence and investigation we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired.

We are unable to predict when we may participate in a business opportunity. Prior to making a decision to participate in a business transaction, we will generally request that we be provided with written materials regarding the business opportunity, including, but not limited to, a description of products, services and company history; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; audited financial statements, or if audited financial statements are not available, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced to comply with the requirements of a Current Report on Form 8-K to be filed with the Securities and Exchange Commission, upon consummation of the business combination.

We believe that various types of potential candidates might find a business combination with us to be attractive. These include candidates desiring to create a public market for their securities in order to enhance liquidity for current stockholders, candidates which have long-term plans for raising capital through public sale of securities and believe that the prior existence of a public market for their securities would be beneficial, and candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the development of a public market for their securities will be of assistance in that process.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated Financial Statements of the Company for the three-month period ended March 31, 2012 and 2011 and related notes thereto.

THREE-MONTH PERIOD ENDED MARCH 31, 2012 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2011

Operating Revenue

We recorded no consolidated revenue for the three-month period ended March 31, 2012 compared to $3,853 for the same corresponding period in 2011. The decrease was mainly due to a difficult business environment the Company was facing and the decision to cease operations.  The consolidated gross loss for the three-month period ended March 31, 2012 was zero due to no revenue being generated during the period compared to a gross loss of $6,636 for the same corresponding period in 2011. We do not anticipate receiving further revenue for so long as we have no operations.

Operating Expenses

Operating expenses for the three-month period ended March 31, 2012 slightly increased to $140,898 from $140,567 in the corresponding period of 2011. The operating expense included approximately $50,000 of accrual for potential tax penalty, $25,500 of salaries expense and labor charges, approximately $21,700 of rental expense, approximately $10,300 of consulting and professional fees and approximately $9,000 of computer system maintenance expense. We are expecting approximately $100,000 of annual operating expense for the forthcoming years.

Impairment and Depreciation

During the three-month period ended March 31, 2012, we incurred $3,238 of depreciation expenses, compared to $3,562 for the same period in 2011.

Net Loss/ Comprehensive loss

We incurred a net loss of $140,898 for the three-month period ended March 31, 2012, compared to $147,203 for the corresponding period in the year 2011, which was the result of a decrease in operating expenses from the computer maintenance.  We accounted for a comprehensive loss of $142,668 for the three-month period ended March 31, 2012 compared to $145,356 for the same corresponding period in the year of 2011.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 2012, net cash used in operating activities was $94,989, which included a net loss of $140,898 compared to $143,944 and $147,203 for the same period in 2011. The operating activities also included the use in depreciation of approximately $3,238; which was offset by the increase of accounts payable and accrued liabilities of $42,671.  Net cash provided by financing activities accounted for $83,755 and $144,150 for the three months ended March 31, 2012 and 2011 respectively, which was an amount due to a shareholder.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of March 31, 2012, and during the period prior to and including the date of this report, were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer and Chief Financial Manager concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of March 31, 2012.

Inherent Limitations

Because of its inherent limitations, our disclosure controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Controls over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our first fiscal quarter ended March 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, as amended (1)
3.2 3.3	By-laws of the Company (2) Certificate of Designation for Series A Convertible Preferred Stock filed with the State of Nevada on March 26, 2008 (3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

(1) Incorporated herein by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2014.

(2) Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10-SB filed with the Commission on September 9, 1999.

(3) Incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2014.

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UONLIVE CORPORATION

Date: November 21, 2014	By:	/s/ Tsun Sin Man Samuel
Tsun Sin Man Samuel
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 21, 2014	By:	/s/ Hui Chi Kit
Hui Chi Kit
Chief Financial Officer
(Principal Financial Officer)