Form 10-Q
period 2012-09-30
UONLIVE CORP
filed 2014-11-21
CIK 1081834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

FORM 10-Q

UONLIVE CORPORATION

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

UONLIVE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$951	$21,402

Non-current assets:
Plant and equipment, net	14,677	24,356

TOTAL ASSETS	$15,628	$45,758

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$58,000	$20,329
Amount due to a shareholder	3,109,883	3,016,673

Total current liabilities	3,167,883	3,037,002

Long-term liabilities:
Note payable to a shareholder	167,608	167,301

Total liabilities	3,335,491	3,204,303

Commitments and contingencies

Stockholders’ deficit:
Series A, Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding, respectively	500	500
Common stock, $0.001 par value; 200,000,000 shares authorized; 1,996,355 shares issued and outstanding, respectively	1,996	1,996
Additional paid-in capital	197,570	197,570
Accumulated other comprehensive loss	(7,714)	(1,894)
Accumulated deficit	(3,512,215)	(3,356,717)

Total stockholders’ deficit	(3,319,863)	(3,158,545)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$15,628	$45,758

See accompanying notes to the condensed consolidated financial statements.

UONLIVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

REVENUES, NET
- Related party	$-	$3,849	$-	$11,559

Total revenues, net	-	3,849	-	11,559

COST OF REVENUE (exclusive of depreciation)	-	10,397	-	31,304

GROSS LOSS	-	(6,548)	-	(19,745)

Operating expenses:
Sales and marketing	-	1,535	-	4,609
General and administrative	8,447	116,330	155,498	380,882

Total operating expenses	8,447	117,865	155,498	385,491

LOSS BEFORE INCOME TAXES	(8,447)	(124,413)	(155,498)	(405,236)

Income tax expense	-	-	-	-

NET LOSS	$(8,447)	$(124,413)	$(155,498)	$(405,236)

Other comprehensive income:
- Foreign currency translation (loss) gain	(1,067)	3,626	(5,820)	3,744

COMPREHENSIVE LOSS	$(9,514)	$(120,787)	$(161,318)	$(401,492)

Net loss per share – basic and diluted	$(0.00)	$(0.06)	$(0.08)	$(0.20)

Weighted average common shares outstanding – basic and diluted	1,996,355	1,996,355	1,996,355	1,996,355

See accompanying notes to the condensed consolidated financial statements.

UONLIVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2012	2011
Cash flow from operating activities:
Net loss	$(155,498)	$(405,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,717	10,916
Changes in operating assets and liabilities:
Accounts receivable, related party	-	3,853
Deposits and other receivables	-	3,325
Accounts payable and accrued liabilities	37,671	(6,337)

Net cash used in operating activities	(108,110)	(393,479)

Cash flows from investing activities:
Purchase of plant and equipment	-	(5,689)

Net cash used in investing activities	-	(5,689)

Cash flows from financing activities:
Advances from a shareholder	87,633	397,649

Net cash provided by financing activities	87,633	397,649

Effect of exchange rate change on cash and cash equivalents	26	(22)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(20,451)	(1,541)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,402	16,367

CASH AND CASH EQUIVALENTS, END OF PERIOD	$951	$14,826

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to the condensed consolidated financial statements

UONLIVE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Series A Convertible preferred stock		Common stock		Additional	Accumulated other comprehensive	Accumulated	Total stockholders’
	No. of shares	Amount	No. of shares	Amount	paid-in capital	loss	deficit	deficit

Balance as of January 1, 2012	500,000	$500	1,996,355	$1,996	$197,570	$(1,894)	$(3,356,717)	$(3,158,545)

Net loss for the period	-	-	-	-	-	-	(155,498)	(155,498)

Foreign currency translation adjustment	-	-	-	-	-	(5,820)	-	(5,820)

Balance as of September 30, 2012	500,000	$500	1,996,355	$1,996	$197,570	$(7,714)	$(3,512,215)	$(3,319,863)

See accompanying notes to the condensed consolidated financial statements.

UONLIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

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

In the opinion of management, the consolidated balance sheet as of December 31, 2011 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2012 or for any future periods.

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

For the nine months ended September 30, 2012, the Company has incurred a net loss of $155,498 and experienced the negative operating cash flows of $108,110 with an accumulated deficit of $3,512,215 as of that date. The continuation of the Company is dependent upon the continuing financial support of shareholders. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

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

Depreciation expense for the three months ended September 30, 2012 and 2011 was $3,241 and $3,732, respectively.

Depreciation expense for the nine months ended September 30, 2012 and 2011 was $9,717 and $10,916, respectively.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

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

For the nine months ended September 30, 2012 and 2011, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2012, the Company did not have any significant unrecognized uncertain tax positions.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective period:

	September 30, 2012	September 30, 2011
Period-end HK$:US$1 exchange rate	7.7549	7.7934
Period average HK$:US$1 exchange rate	7.7596	7.7867

●	Segment reporting

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

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

NOTE－5     AMOUNT DUE TO AND NOTE PAYBLE TO A SHAREHOLDER

(a)     Amount due to a shareholder

As of September 30, 2012, the balance represented temporary advances made by a major shareholder, Mr. Samuel Tsun to the Company for its working capital purposes, which was unsecured, interest-free with no fixed terms of repayment.

(b)     Note payable to a shareholder

As of September 30, 2012, the note payable due to a major shareholder, Mr. Samuel Tsun, was unsecured, interest free and not repayable within the next twelve months.

NOTE－6     INCOME TAXES

The Company generated an operating loss for the nine months ended September 30, 2012 and 2011 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

United States of America

UOLI is registered in the State of Nevada and is subject to United States of America tax law. No provision for income taxes have been made as UOLI has generated no taxable income for the periods presented. The Company has not completed filings of these US tax returns. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has adopted ASC 740-10 "Accounting for Income Taxes" and recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon. The amount, recorded as an obligation, is $50,000 at September 30, 2012.

British Virgin Island

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to Hong Kong Profits Tax at the statutory rate of 16.5% on its assessable income for the nine months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012, the Company incurred an operating loss of $88,633 for income tax purposes, with approximately $2,428,873 of cumulative net operating loss carryforwards for Hong Kong tax purpose at no expiration.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Deferred tax assets:
Net operating loss carryforwards	$400,764	$385,245
Less: valuation allowance	(400,764)	(385,245)
Net deferred tax assets	$-	$-

UONLIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of September 30, 2012, the Company has provided for a full valuation allowance against the deferred tax assets of $400,764 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the nine months ended September 30, 2012, the valuation allowance is increased by $15,519, primarily relating to net operating loss carryforwards from the foreign tax regime.

NOTE－7     RELATED PARTY TRANSACTIONS

(a)     Accounts receivable and sales – related company

For the three and nine months ended September 30, 2012, the Company had no related party transactions

For the three and nine months ended September 30, 2011, the Company earned sales revenue of $3,849 and $11,559 from Dbtronix (Far East) Ltd., which was controlled by a director of the Company, Mr. Samuel Tsun, at the current market value in the normal course of business.

(b)          IT service cost paid to a related company

For the three and nine months ended September 30, 2012, the Company paid IT service cost of $0 and $8,504, respectively to the related company, which was controlled by a director of the Company, Mr. Samuel Tsun, at the current market value in the normal course of business.

For the three and nine months ended September 30, 2011, the Company paid IT service cost of $8,468 and $25,428, respectively to the related company, which was controlled by a director of the Company, Mr. Samuel Tsun, at the current market value in the normal course of business.

(c)     Rent charge paid to a related company

Commencing from April 2012, the Company utilized office space owned by a director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. For the three and nine months ended September 30, 2012, the Company paid rent charge of $0 and $21,783, respectively to the related company, which was controlled by a director of the Company, Mr. Samuel Tsun, at the current market value in the normal course of business.

For the three and nine months ended September 30, 2011, the Company paid rent charge of $23,094 and $69,349, respectively to the related company, which was controlled by a director of the Company, Mr. Samuel Tsun, at the current market value in the normal course of business.

NOTE－8     CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)     Major customers

There were no major customers for the three and nine months ended September 30, 2012.

For the three and nine months ended September 30, 2011, there was one single customer who accounted for 100% of the Company’s revenues with no outstanding accounts receivable at period-end date.

UONLIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

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

NOTE－9     COMMITMENTS AND CONTINGENCIES

The Company rented office spaces from a related party under a non-cancelable operating lease agreement in Hong Kong for a term of two years, with fixed monthly rentals, expiring in March 2013. The lease agreement was terminated on March 2012. Costs incurred under the operating lease, which are considered to equivalent to the market rate, are recorded as rental expense and totaled approximately $21,783 and $69,349 for the nine months ended September 30, 2012 and 2011.

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated Financial Statements of the Company for the nine-month period ended September 30, 2012 and 2011 and related notes thereto.

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2012 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2011

Operating Revenue

We recorded a zero consolidated revenue for the three-month period ended September 30, 2012 compared to $3,849 for the same corresponding period in 2011 due to the closing down of our operation. We do not anticipate receiving further revenue for so long as we have no operations.

Operating Expenses

Operating expenses for the three-month period ended September 30, 2012 decreased to $8,447 from $117,865 in the corresponding period of 2011, reflecting the scaling down of our operation.  Operating expenses were mainly consisted of $8,447 for general and administrative expenses.  The general and administrative expense included approximately $5,000 of consulting and professional fees, approximately $3,200 depreciation expenses. We are expecting approximately $100,000 of annual operating expense for the forthcoming years.

Depreciation

During the three-month period ended September 30, 2012, we incurred $3,241 of depreciation expenses, compared to $3,732 for the same period in 2011 resulting from the plant and equipment written off and impairment loss incurred for the year end December 31, 2011.

Net Loss/ Comprehensive Loss

We incurred a net loss of $8,447 for the three-month period ended September 30, 2012, compared to $124,413 for the corresponding period in the year 2011.

We accounted for a comprehensive loss of $9,514 for the three-month period ended September 30, 2012 after an adjustment on the foreign currency translation, compared to $120,787 for the same corresponding period in 2011.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2012 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2011

Operating Revenue

We recorded zero consolidated revenue for the nine-month period ended September 30, 2012 compared to $11,559 for the same corresponding period in 2011 resulting from closing down of our operation. The consolidated gross loss for the nine-month ended September 30, 2012 and 2011 was recorded at $0 and $19,745, respectively.  We do not anticipate receiving further revenue for so long as we have no operations.

Operating Expenses

Operating expenses for the nine-month period ended September 30, 2012 decreased by $229,993 to $155,498 which mainly consisted of general and administrative expenses. The general and administrative expense included approximately $25,500 of salaries and labor charge expense, $21,800 of rental expense, $10,000 of consultancy fees, $8,000 of professional fees, and $9,000 of computer system maintenance expense. We are expecting approximately $100,000 of annual operating expense for the forthcoming years.

Depreciation

During the nine-month period ended September 30, 2012 and 2011, we incurred $9,717 and $10,916 for depreciation expenses. The decrease was due to the write off of plant and equipment by the end of year 2011.

Net Loss/Comprehensive Loss

We incurred a net loss of $155,498 for the nine-month period ended September 30, 2012, a decrease of $249,738 from the corresponding period in the year 2011 due to the decrease in operating expenses. We accounted for a comprehensive loss of $161,318 for the nine-month period ended September 30, 2012 compared to a comprehensive loss of $401,492 for the same period in 2011.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended September 30, 2012, net cash used in operating activities was $108,110, which included a net loss of $155,498 compared to $393,479 and $405,236 for the same period in 2011. The operating activities also included the use in depreciation of $9,717, which was offset by the increase in changes to accounts payable and accrued liabilities of approximately $37,700.  We have no activity in investment during the reporting period, compared to approximately $5,700 for the corresponding period in 2011 for purchase of plant and equipment. Net cash provided by financing activities accounted for $87,633 and $397,649 for the nine-month periods ended September 30, 2012 and 2011, respectively, which represented further advances from a shareholder.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of September 30, 2012, and during the period prior to and including the date of this report, were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer and Chief Financial Manager concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of September 30, 2012.

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

Changes in Internal Controls over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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