Form 10-K
period 2012-12-31
UONLIVE CORP
filed 2014-11-21
CIK 1081834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to ___________________________________

Commission File Number: 0-26119

UONLIVE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	87-0629754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5/F, Guangdong Finance Building, 88 Connaught Road West, Hong Kong

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code + (852) 2116-3560

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting common equity held by non-affiliates June 30, 2012, computed by reference to the closing price of $0.34 on June 30, 2012 is $94,681.50.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.                                             ☐ Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of shares of the issuer’s common stock, par value $.001 as of November 20, 2014 is 1,996,355.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should beclearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART 1

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

Our mailing address is located at 5/F, Guangdong Finance Building, 88 Connaught Road West, Hong Kong.

Corporate Structure

Uonlive was, until December 31, 2011, an online multimedia company headquartered in Hong Kong SAR, China.  The main business of Uonlive was operating an online radio station targetted at a younger audience.

During the first quarter of 2012, our management, after consulting the Board of Directors, decided to cease our operations because of minimal revenue and no improvement in developing the market for internet radio in Hong Kong.

As reflected in the accompanying financial statements, the Company has no source of revenues and needs additional cash resources to maintain its operations. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital or obtain necessary debt financing. These factors raise substantial doubt about our ability to continue as a going concern. As discussed elsewhere, our current business plan is to seek and identify a privately-held operating company desiring to become a publicly held company by combining with us through a reverse merger or acquisition type transaction. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time, if we do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our Company and its filing obligations under United States federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business.

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

We do not propose to restrict our search for candidates in any particular geographical area of industry. Our management’s discretion in the selection of the business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

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

Employees

The Company currently has two employees, namely our Chief Executive Officer, Samuel Tsun and our Chief Financial Officer, Hui Chi Kit. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Item 1A. Rick Factors.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAVE EXPRESSED THEIR CONCERN AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

As reflected in the accompanying financial statements, we have no source of revenues and need additional cash resources to maintain our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain necessary debt financing. As discussed, our current business plan is to seek and identify a privately-held operating company desiring to become a publicly held company by combining with us through a reverse merger or acquisition type transaction. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time, if we do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and our filing obligations under United States federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business.

IT MAY BE DIFFICULT TO EFFECT SERVICE OF PROCESS AND ENFORCEMENT OF LEGAL JUDGMENTS UPON US AND OUR SOLE OFFICER AND DIRECTOR BECAUSE SHE RESIDES OUTSIDE THE UNITED STATES.

As our directors and officers reside in Hong Kong and PRC, service of process upon us and such director and officer may be difficult to effect within the United States.

WE HAVE NO PLAN TO DECLARE ANY DIVIDENDS TO SHAREHOLDERS IN THE NEAR FUTURE.

We currently intend to retain our future earnings, if any, to support our operations and to finance expansion. The declaration, and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

“PENNY STOCK” RULES MAY MAKE BUYING OR SELLING OUR COMMON STOCK DIFFICULT.

Trading in our securities will be subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker- dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. Broker-dealers who sell penny stocks to certain types of investors are required to comply with the Commission’s regulations concerning the transfer of penny stocks. These regulations require broker- dealers to:

●	Make a suitability determination prior to selling a penny stock to the purchaser;
●	Receive the purchaser’s written consent to the transaction; and
●	Provide certain written disclosures to the purchaser.

These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

LIMITED OPERATIONS MAKE POTENTIAL DIFFICULT TO ASSESS

We have limited financial resources and no operating activities. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. Accordingly, we will most likely incur a net operating loss which will increase continuously until we can consummate a business combination with a target company. There is no assurance that we can identify such a target company and consummate such a business combination.

THERE ARE NO MINIMUM REQUIREMENTS FOR A BUSINESS COMBINATION

There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. No particular industry or specific business within an industry has been selected for a target company. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which we would not consider a business combination with such business entity. Accordingly, we may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that we will be able to negotiate a business combination on terms favorable to us and our shareholders.

NO ASSURANCE OF SUCCESS OR PROFITABILITY

There is no assurance that we will find a favorable business opportunity. Even if we should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of our outstanding shares will be increased thereby.

TYPE OF BUSINESS ACQUIRED

The business to be acquired may wish to avoid effecting its own public offering and the accompanying expense, delays, and uncertainties. Because of the Company’s limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded company. Moreover, any business target to be acquired may be currently unprofitable or present other negative factors.

LACK OF DIVERSIFICATION

Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company’s probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company’s operations.

CONFLICTS OF INTEREST

The Company’s officers and directors have other business interests to which he/she currently devotes attention, and is expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through the exercise of judgment in a manner which is consistent with his/her fiduciary duties to the Company.

It is anticipated that the Company’s principal stockholders may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company’s principal stockholders may consider their own personal pecuniary benefit rather than the best interest of other Company stockholders. Depending upon the nature of a proposed transaction, Company stockholders other than the principal stockholders may not be afforded the opportunity to approve or consent to a particular transaction.

NEED FOR ADDITIONAL FINANCING

We have very limited working capital funds, and such funds, may not be adequate to take advantage of any available business opportunities. Even if the Company’s currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity. Thus, the ultimate success of the Company will depend, in part, upon its availability to raise additional capital. In the event that the Company requires modest amounts of additional capital to fund its operations until it is able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal stockholders. The Company has not investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing. There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company. If not available, the Company’s operations will be limited to those that can be financed with its modest capital.

DEPENDENCE UPON OUTSIDE ADVISORS

To supplement the business experience of its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company’s officer, without any input by stockholders. Furthermore, it is anticipated that such persons may be engaged on an as-needed basis without a continuing fiduciary or other obligation to the Company. In the event the officer of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

THERE MAY BE A SCARCITY OF AND/OR SIGNIFICANT COMPETITION FOR BUSINESS OPPORTUNITES AND COMBINATIONS

The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with other public shell companies, some of which may also have funds available for use by an acquisition candidate.

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION

Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions including audited financial statements of the acquired company. Obtaining audited financial statements are the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Notwithstanding a target company’s agreement to obtain audited financial statements within the required time frame, such audited financials may not be available to the Company at the time of effecting a business combination. In cases where audited financials are unavailable, the Company will have to rely upon unaudited information that has not been verified by outside auditors in making its decision to engage in a transaction with the business entity. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for the Company.

LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION

The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. In the event demand exists for a transaction of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

PROBABLE CHANGE IN CONTROL OF THE COMPANY AND/OR MANAGEMENT

In conjunction with completion of a business acquisition, it is anticipated that the Company will issue an amount of the Company’s authorized but unissued common stock that represents the greater majority of the voting power and equity of the Company, which will, in all likelihood, result in stockholders of a target company obtaining a controlling interest in the Company. The resulting change in control of the Company will likely result in removal of the present officers and director of the Company and a corresponding reduction in or elimination of her participation in the future affairs of the Company.

POSSIBLE DILUTION OF VALUE OF SHARES UPON BUSINESS COMBINATION

A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in such business combination, the per-share value of the Company’s common stock may increase or decrease, perhaps significantly.

ADDITIONAL RISKS—DOING BUSINESS IN A FOREIGN COUNTRY

The Company may effectuate a business combination with a merger target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States of America. In such event, the Company may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a merger target, ongoing business risks result from the international political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

TAXATION

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that the Company may undertake. Currently, such transactions typically may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.  Properties

We presently maintain our mailing address at 5/F, Guangdong Finance Building, 88 Connaught Road West, Hong Kong. Other than this mailing address, we do not currently maintain any other office facilities, and do not anticipate the need for maintaining office facilities at any time in the foreseeable future. We pay no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company’s officers and directors.

It is likely that the Company will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity and Related Stockholder Matters

Our common stock is currently quoted on a limited basis on the OTC Pink Limited Information tier of OTC Markets Group inter-dealer quotation and trading system under the symbol “UOLI.” The quotation of our common stock on the OTC Pink does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market:

(1)	Investors may have difficulty buying and selling or obtaining market quotation;
(2)	Market visibility for our common stock may be limited; and
(3)	A lack of visibility of our common stock may have a depressive effect on the market price for our common stock.

The following table sets forth the range of bid prices of our common stock during the periods indicated. The prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions.

		High	Low

2012	First Quarter	$0.31	$0.27
	Second Quarter	$0.34	$0.31
	Third Quarter	$0.606	$0.34
	Fourth Quarter	$0.34	$0.34

2011	First Quarter	$0.80	$0.16
	Second Quarter	$0.55	$0.55
	Third Quarter	$0.55	$0.37
	Fourth Quarter	$0.56	$0.32

Our common shares are issued in registered form. Interwest Transfer Co., Inc., 1981 East 4800 South, Ste 100, Salt Lake City, UT  84111, Tel: (801) 272-9294, is the registrar and transfer agent for our common stock.

From January 1 to November 20, 2014, the highest and lowest prices of our common shares were $0.50 per share and $0.12 per share. On November 18, 2014, the closing price of our common stock was $0.12 per share.

As of November 20, 2014, there were 91 shareholders of record of 1,996,355 outstanding shares of common stock of the Company, not including approximately 5,000 holders of our shares in street name. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms, which, in turn, hold shares of stock for beneficial owners.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2012, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

We have not recorded any sales of unregistered securities during the reporting period.

Repurchase of Equity Securities by Issuer and Affiliated Purchasers

We have not repurchased any of our common stock and have no publicly announced repurchase plans or programs as of December 31, 2012.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

As a result, 495,566 post reverse split shares of the Company’s common stock were outstanding immediately prior to the closing of the Share Exchange, and 1,995,659 shares of the Company’s common stock were outstanding immediately after the closing of the Share Exchange. In addition, 500,000 shares of Series A Convertible Preferred Stock were outstanding immediately after the closing of the Share Exchange. Of these shares, approximately 263,559 shares represented the Company’s “public float” prior to and after the Share Exchange. The 1,500,000 shares of common stock and 500,000 shares of Series A Convertible Preferred Stock issued in the Share Exchange were issued in reliance upon an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The shares in the public float will continue to represent the shares of the Company’s common stock held for resale without further registration by the holders thereof. After the Share Exchange, Uonlive becomes our operating subsidiary.

On May 19, 2009, we approved a 1:100 reverse stock split (the “Reverse Split”) of our common stock and an amendment to our Articles of Incorporation to effectuate the Reverse Split.

The Company’s main business was operating an online radio station, targeting younger listening audience.

On or about January 2013, the Company made a decision to cease business operation due to insufficient revenue generated from the online radio business. The Company had been losing customers and audience because of higher broadband charges in the area.

Our current business plan is to seek and identify a privately owned company which is looking to become a publicly listed company by combining their operation with us through a reverse merger.

Results of Operations

Revenue

Revenue for the fiscal year ended December 31, 2012 were $0 as compared to $15,415 for the fiscal year ended December 31, 2011. No revenue was reported for the fiscal year ended 2012 due to the Company ceasing operations (as discussed above) and the resulting classification of operations, assets and liabilities associated with the discontinued operations under accounting principles generally accepted in the United States of America (“GAAP”). We anticipate not receiving any revenue for so long as operations have ceased.

Operating Expenses

Operating expenses for the fiscal year ended December 31, 2012 were $175,137 compared to $512,801 for the fiscal year ended December 31, 2011. Operating expenses mainly represented the consulting, legal and audit expenses associated with listing on the OTC Bulletin Board. The decrease was primarily due to the termination of staff and IT services and maintenance. We expect to incur an annual expense of approximately $100,000 for the maintaining the shell company.

Net Loss

We had net loss of $175,137for the fiscal year ended December 31, 2012 as compared to net loss of $539,106 for the fiscal year ended December 31, 2011, primarily due to the decrease in operating expenses as described above.

Comprehensive Loss

Comprehensive loss for the fiscal year ended December 31, 2012 was $182,197 compared to $544,922 for the fiscal year ended December 31, 2011. The decrease in net loss was a result of the decrease in operating expenses.

Liquidity and Capital Resources

During the fiscal year ended December 31, 2012, net cash used in operating activities was $108,075, which included a net loss of $175,137 compared to $517,162 and $539,106 for the same period in 2011, and net-off by depreciation of approximately $12,959, impairment loss on plant and equipment of $11,432 and an increase in accounts payable and accrued liabilities of $42,671.  Net cash provided by financing activities accounted for $87,657 and $528,054 for the fiscal year ended December 31, 2012 and 2011 respectively, which was an amount due to a shareholder.

Cash Requirements

As reflected in the accompanying financial statements, the Company has no stabilized source of revenues and needs additional cash resources to maintain its operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital or obtain necessary debt financing. As discussed elsewhere, our current business plan is to seek and identify a privately-held operating company desiring to become a publicly held company by combining with us through a reverse merger or acquisition type transaction. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease and terminate our business plan to seek potential companies willing to merge with us, if we do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our Company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business.

We have no commitments from any party to provide such funds to us. If we are unable to obtain additional capital as necessary until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our stock would no longer be quoted on the OTC Bulletin Board and our ability to consummate a reverse merger or acquisition type transaction upon terms and conditions which would be beneficial to our existing stockholders would be adversely affected.

We currently plan to satisfy our cash requirements for the next 12 months by borrowing from our majority shareholders and we believe we can satisfy our cash requirements so long as we are able to obtain financing from these shareholders. We currently expect that money borrowed will be used during the next 12 months to satisfy our operating costs, professional fees and for general corporate purposes. We have also been exploring alternative financing sources.

Based upon a twelve-month work plan, it is anticipated that such a work plan would require approximately $100,000 of financing, designed to fund various commitments and business operations.

We will use our limited personnel and financial resources in connection with seeking new business opportunities. It may be expected that entering into a reverse merger or acquisition type transaction will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, our shareholders will experience a dilution in their ownership interest and a change in control may be expected to occur.

In connection with the plan to seek new business opportunities, we may seek to raise funds from the sale of restricted stock or debt securities. We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at acceptable terms, if at all.

There are no limitations in our certificate of incorporation restricting our ability to borrow funds or raise funds through the issuance of restricted common stock to effect a reverse merger or acquisition type transaction. Our limited resources and lack of recent operating history may make it difficult to borrow funds or raise capital.

Such inability to borrow funds or raise funds through the issuance of restricted common stock required to effect or facilitate a reverse merger or acquisition type transaction may have a material adverse effect on our financial condition and future prospects, including the ability to complete a reverse merger or acquisition type transaction. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

We continue to assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the Footnotes to the financial statements.

Critical Accounting Policies and Estimates

We are a shell company and, as such, we do not employ critical accounting estimates. Should we resume operations we will employ critical accounting estimates and will make any and all disclosures that are necessary and appropriate.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

UONLIVE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Uonlive Corporation

We have audited the accompanying consolidated balance sheets of Uonlive Corporation and its subsidiaries (“the Company”) as of December 31, 2012 and 2011, the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders’ deficit for the years ended December 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited

Certified Public Accountants

Hong Kong, China

November 21, 2014

Unit 602, 6/F., Hoseinee House, 69 Wyndham Street, Central, Hong Kong

Tel: (852) 2573 2296	Fax: (852) 2384 2022	http://www.hkcmcpa.us

UONLIVE CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,017	$21,402

Non-current assets:
Plant and equipment, net	-	24,356

TOTAL ASSETS	$1,017	$45,758

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$63,000	$20,329
Amount due to a shareholder	3,111,087	3,016,673

Total current liabilities	3,174,087	3,037,002

Long-term liabilities:
Note payable to a shareholder	167,672	167,301

Total liabilities	3,341,759	3,204,303

Stockholders’ deficit:
Series A, Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding, respectively	500	500
Common stock, $0.001 par value; 200,000,000 shares authorized; 1,996,355 shares issued and outstanding, respectively	1,996	1,996
Additional paid-in capital	197,570	197,570
Accumulated deficit	(3,531,854)	(3,356,717)
Accumulated other comprehensive loss	(8,954)	(1,894)

Total stockholders’ deficit	(3,340,742)	(3,158,545)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,017	$45,758

See accompanying notes to consolidated financial statements.

UONLIVE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2012	2011

Revenues, net:
- Related party	$-	$15,415

Cost of revenue (exclusive of depreciation)	-	(41,720)

Gross loss	-	(26,305)

Operating expenses:
Sales and marketing	-	6,147
Consulting and professional fee	33,008	32,857
General and administrative	142,129	473,797

Total operating expenses	175,137	512,801

LOSS BEFORE INCOME TAXES	(175,137)	(539,106)

Income tax expense	-	-

NET LOSS	$(175,137)	$(539,106)

Other comprehensive income:
- Foreign currency translation loss	(7,060)	(5,816)

COMPREHENSIVE LOSS	$(182,197)	$(544,922)

Net loss per share – Basic and diluted	$(0.09)	$(0.27)

Weighted average common shares outstanding – Basic and diluted	1,996,355	1,996,355

See accompanying notes to consolidated financial statements.

UONLIVE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2012	2011

Cash flow from operating activities:
Net loss	$(175,137)	$(539,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of plant and equipment	12,959	14,773
Impairment loss on plant and equipment	11,432	-
Changes in operating assets and liabilities:
Accounts receivable, related party	-	3,854
Deposits and other receivables	-	3,326
Accounts payable and accrued liabilities	42,671	(9)

Net cash used in operating activities	(108,075)	(517,162)

Cash flows from investing activities:
Purchase of plant and equipment	-	(5,894)

Net cash used in investing activities	-	(5,894)

Cash flows from financing activities:
Advances from a shareholder	87,657	528,054

Net cash provided by financing activities	87,657	528,054

Effect of exchange rate change on cash and cash equivalents	33	37

NET CHANGE IN CASH AND CASH EQUIVALENTS	(20,385)	5,035

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	21,402	16,367

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,017	$21,402

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements.

UONLIVE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Series A, Convertible preferred stock		Common stock		Additional		Accumulated other	Total
	No. of		No. of		paid	Accumulated	comprehensive	stockholders’
	shares	Amount	shares	Amount	in capital	deficit	(loss) income	deficit

Balance as of January 1, 2011	500,000	$500	1,996,355	$1,996	$197,570	$(2,817,611)	$3,922	$(2,613,623)

Net loss for the year	-	-	-	-	-	(539,106)	-	(539,106)

Foreign currency translation adjustment	-	-	-	-	-	-	(5,816)	(5,816)

Balance as of December 31, 2011	500,000	$500	1,996,355	$1,996	$197,570	$(3,356,717)	$(1,894)	$(3,158,545)

Net loss for the year	-	-	-	-	-	(175,137)	-	(175,137)

Foreign currency translation adjustment	-	-	-	-	-	-	(7,060)	(7,060)

Balance as of December 31, 2012	500,000	$500	1,996,355	$1,996	$197,570	$(3,531,854)	$(8,954)	$(3,340,742)

See accompanying notes to consolidated financial statements.

UONLIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

UOLI, through its subsidiaries, previously engaged in the provision of online multimedia and advertising service and the operation of online radio stations in Hong Kong.

Since 2012, the Company ceased its operation and became a shell company with no or nominal operations. The Company is actively considering various acquisition targets and other business opportunities. The Company hopes to acquire one or more operating businesses or consummate a business opportunity within the next twelve months.

UOLI and its subsidiaries are hereinafter collectively referred to as “the Company”.

2.	GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the year ended December 31, 2012, the Company has incurred a net loss of $175,137 and experienced negative operating cash flows of $108,075 with an accumulated deficit of $3,531,854 as of that date. The continuation of the Company is dependent upon the continuing financial support of its shareholders. Management believes this funding will continue, and is also actively seeking new investors. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

●	Shell company

The Company has ceased all of its business and is currently considered as a shell company.

UONLIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

Accounts receivable consist primarily of trade receivables. Accounts receivable are recognized and carried at original invoiced amount less an allowance for any uncollectible accounts. Management reviews and adjusts this allowance periodically based on historical experience, current economic climate as well as its evaluation of the collectibility of outstanding accounts. The Company evaluates the credit risks of its customers utilizing historical data and estimates of future performance. For the years ended December 31, 2012 and 2011, the Company did not provide an allowance for doubtful accounts, nor have been any write-offs.

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

Long-lived assets primarily include plant and equipment. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset.

●	Revenue recognition

The Company derives revenues from the sale of advertising airtime to customers. Revenue is recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured, as defined by ASC Topic 605, “Revenue Recognition”. No revenue was generated in the year ended December 31, 2012.

UONLIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Cost of revenue

Cost of revenue included IT service cost for maintenance and operating the online radio domain and rent charge of radio studio in Hong Kong. No cost of revenue was generated in the year ended December 31, 2012.

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

For the years ended December 31, 2012 and 2011, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2012, the Company did not have any significant unrecognized uncertain tax positions.

The Company is subject to Hong Kong tax jurisdiction. The Company files tax returns that are subject to examination by the foreign tax authority. For the year ended December 31, 2012, the Company filed and cleared a 2011 tax return with its local tax authority.

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

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective year:

	2012	2011
Year-end HK$:US$1 exchange rate	7.7519	7.7691
Annual average HK$:US$1 exchange rate	7.7575	7.7851

●	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended December 31, 2012 and 2011, the Company operates in one reportable segment in Hong Kong.

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

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, “ Comprehensive Income (Topic 220): Presentation of Comprehensive Income ” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively. The Company adopted this ASU by presenting the comparative components of comprehensive income within our consolidated financial statements of operation and comprehensive income.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment”(“ASU 2011-08”). This ASU is intended to simplify how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of these changes had no impact on the Company’s consolidated financial statements.

On July 2012, the FASB issued ASU 2012-02, “ Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment ”. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ” (“ASU 2013-02”). This standard requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, companies are required to cross-reference to other disclosures that provide additional detail on those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

UONLIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4.	PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:

	As of December 31,
	2012	2011

Furniture, fitting and office equipment	$46,225	$46,225
Computer and broadcasting equipment	30,945	30,945
Exchange translation difference	142	142
	77,312	77,312
Less: accumulated depreciation	(66,043)	(52,857)
Less: exchange translation difference	163	(99)
Less: impairment loss	(11,432)	-

Plant and equipment, net	$-	$24,356

Depreciation expense for the years ended December 31, 2012 and 2011 was $12,959 and $14,773, respectively.

On or about January 2013, the Company made a decision to cease business operation due to insufficient revenue generated from the online radio business. The Company recorded an impairment loss of $11,432 to those idle plant and equipment for the year ended December 31, 2012.

5.	AMOUNT DUE TO AND NOTE PAYABLE TO A SHAREHOLDER

(a)	Amount due to a shareholder

As of December 31, 2012 and 2011, the balance represented temporary advances made by a major shareholder, Mr. Samuel Tsun to the Company for its working capital purposes, which were unsecured, interest free and with no fixed terms of repayment.

(b)	Note payable to a shareholder

As of December 31, 2012 and 2011, the note payable due to a major shareholder, Mr. Samuel Tsun, was unsecured, interest free and not repayable within the next twelve months.

UONLIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

6.	INCOME TAXES

For the years ended December 31, 2012 and 2011, the local (“the United States of America”) and foreign components of loss before income taxes were comprised of the following:

	Years ended December 31,
	2012	2011
Tax jurisdictions:
- Local	$-	$-
- Foreign	(175,137)	(539,106)

Loss before income taxes	$(175,137)	$(539,106)

The provision for income taxes consisted of the following:

Years ended December 31,
	2012	2011
Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Provision for income taxes	$-	$-

The Company generated an operating loss for the years ended December 31, 2012 and 2011 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

United States of America

UOLI is registered in the State of Nevada and is subject to United States of America tax law. No provision for income taxes have been made as UOLI has generated no taxable income for the years presented. The Company has not completed filings of these US tax returns. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has adopted ASC 740-10 "Accounting for Income Taxes" and recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon. The amount, recorded as an obligation, is $50,000 at December 31, 2012.

British Virgin Island

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to Hong Kong Profits Tax at the statutory rate of 16.5% on its assessable income. For the year ended December 31, 2012, the Company incurred an operating loss of $103,263 with approximately $2,444,497 of cumulative operating loss carryforwards available for Hong Kong income tax purpose with no expiration.

UONLIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2012 and 2011:

	As of December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$415,882	$385,245
Less: valuation allowance	(415,882)	(385,245)

Deferred tax assets, net	$-	$-

As of December 31, 2012, the Company has provided for a full valuation allowance against the deferred tax assets of $415,882 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the year ended December 31, 2012, the valuation allowance is increased by $30,637, primarily relating to net operating loss carryforwards from the foreign tax regime.

7.	NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of the common share outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the years indicated:

	Years ended December 31,
	2012	2011

Net loss attributable to common stockholders	$(175,137)	$(539,106)

Weighted average common shares outstanding	1,996,355	1,996,355

Basic and diluted net loss per share	$(0.09)	$(0.27)

Since the Company reported a net loss for the years ended December 31, 2012 and 2011, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been anti-dilutive.

8.	RELATED PARTY TRANSACTIONS

(a)	Accounts receivable and sales – related company

For the years ended December 31, 2012 and 2011, the Company earned sales revenue of $0 and $15,415 from a related company which is controlled by a director of the Company, Mr. Samuel Tsun, at the current market value in a normal course of business.

As of December 31, 2012 and 2011, there was no accounts receivable due from a related party.

(b)	IT service cost paid to a related company

For the years ended December 31, 2012 and 2011, the Company paid IT service cost of $8,508 and $33,911, respectively to the related company which is controlled by a director of the Company, Mr. Samuel Tsun, at the current market value in a normal course of business.

UONLIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(c)	Rent charge paid to a related company

Commencing from April 1, 2012, the Company utilized office space owned by a director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

Rent expense totaled approximately $21,792 and $92,485 for the years ended December 31, 2012 and 2011.

9.	PENSION PLANS

The Company participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance (“MPF Scheme”) for all of its eligible employees in Hong Kong.

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong. Contributions are made by the Company at 5% of the participants’ relevant income with a ceiling of HK$25,000. The participants are entitled to 100% of the contributions together with accrued returns irrespective of their length of service with the Company, but the benefits are required by law to be $1,376 and $4,535 for the years ended December 31, 2012 and 2011.

10.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

There was no customer for the year ended December 31, 2012.

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

The Company is committed to lease office spaces from a related party under a non-cancelable operating lease agreement in Hong Kong for a term of two years, with fixed monthly rentals, expiring in March 2013. The lease agreement was terminated in March 2012. The costs incurred under the operating lease, which are considered to equivalent to the market rate, are recorded as rental expense and totaled approximately $21,792 and $92,485 for the years ended December 31, 2012 and 2011.

UONLIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

12.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2012 up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of December 31, 2012, and during the period prior to and including the date of this report, were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer and Chief Financial Manager concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of December 31, 2012.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2012.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls

During the last quarter ended December 31, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Tsun Sin Man Samuel	48	Chairman, Chief Executive Officer, Director
Hui Chi Kit	40	Chief Financial Officer
Wong Kin Yu Beta	35	Chief Operating Officer, Director
Carol Kwok	37	Director
Zeng Yang	32	Director

Backgrounds of Directors

Family Relationships

There are no familial relationships between our officers and directors.

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to stockholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. The board believes that there are general requirements for service on the Company’s board of directors that are applicable to all directors and that there are other skills and experience that should be represented on the board as a whole but not necessarily by each director. The board considers the qualifications of director and director candidates individually and in the broader context of the board’s overall composition and the Company’s current and future needs.

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by stockholders, the board considers the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors the board determines are pertinent in light of the current needs of the board. The board also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The board requires that each director be a recognized person of high integrity with a proven record of success in his or her field. Each director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all directors, the Board conducts interviews of potential director candidates to assess intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially. The board does not have a specific diversity policy, but considers diversity of race, ethnicity, gender, age, cultural background and professional experiences in evaluating candidates for board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The board has identified particular qualifications, attributes, skills and experience that are important to be represented on the board as a whole, in light of the Company’s current needs and its business priorities. The board believes that it should include some directors with a high level of financial literacy and some directors who possess relevant business experience as a Chief Executive Officer or a President or like position. Marketing is the core focus of our business and the Company seeks to develop and deploy the world’s most innovative and effective marketing and technology. Therefore, the board believes that marketing and technology experience should be represented on the board. The Company is involved in the telecommunication, multimedia and entertainment business.  Therefore the Company’s business also requires compliance with a variety of regulatory requirements and relationships with various governmental entities. Therefore, the board believes that governmental, political or diplomatic expertise should be represented on the Board.

Set forth below are a chart and a narrative disclosure that summarize the specific qualifications, attributes, skills and experiences described above. An “X” in the chart below indicates that the item is a specific reason that the director has been nominated to serve on the Company’s Board. The lack of an “X” for a particular qualification does not mean that the director does not possess that qualification or skill. Rather, an “X” indicates a specific area of focus or expertise of a director on which the board currently relies.

	Tsun Sin Man Samuel	Hui Chi Kit	Wong Kin Yu Beta	Carol Kwok	Zeng Yang
High level of financial literacy	X	X	X
Extensive knowledge of the Company’s business	X	X	X	X	X
Relevant Chief Executive Officer/President or like experience	X	X		X	X
Governmental, political or diplomatic expertise

Tsun Sin Man Samuel

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

Hui Chi Kit

Mr. Hui Chi Kit, is the Chief Financial Officer of Uonlive Limited since April 2007. He is also the Accounts Manager of DB Products Ltd., which he joined in 1997.  Mr. Hui is experienced in accounting and specializes in the manufacturing sector. Before joining DB Products, Mr. Hui was awarded the Certificate of HKCEE from the Hong Kong Education Board when he graduated from St Paul’s College. Mr Hui’s experience in accounting field, especially under the online radio industry has led to the Board of Director to conclude his necessary to serve as the Chief Financial Officer of the Company

Wong Kin Yu Beta

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

Carol Kwok

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

Zeng Yang

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

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Meeting of the Board of Directors

The board held two meetings during the fiscal year of 2012. The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous consent, which amount to two such action(s).

Each director attended at least 75% of the total number of meetings of the board and those committees on which he/she served during the year.

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

Board Leadership Structure and Role in Risk Oversight

Mr. Samuel Tsun is our Chairman and Chief Executive Officer. Our entire board has overall responsibility for risk oversight including related party transactions. We have not adopted written policies and procedures specifically for related person transactions.

Limitations on Liability

Article X, Section 1 of our Bylaws provides inter alia that the Company may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed claim, action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Corporation) by reason of the fact that he is or was a director, officer, employee or agent of the Company , or is or was serving at the request of the Company as a director, partner, officer, employee or agent of another company, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees inclusive of any appeal), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such claim, action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the company , and with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct unlawful.

Article II, Section 4(c) of our Bylaws further provides inter alia that a director who performs his duties in compliance with that section shall have no liability by reason by reason of being or having been a director of the Company.

Consequently, our directors and officers may not be personally liable for monetary damages regarding their duties as directors and officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2012. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

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

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of Uonlive Corporation during the years 2012, 2011 and 2010, except as described below. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by our chief executive officer and other executive officers earning in excess of $100,000 for the past three years.

SUMMARY COMPENSATION TABLE

Name of officer	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonquali- fied Deferred Compen- sation	All Other Compen- sation	Total

Tsun Sin Man Samuel	2012	Nil	-	-	-	-	-	-	Nil
	2011	Nil	-	-	-	-	-	-	Nil
	2010	Nil							Nil
Hui Chi Kit	2012	5,516	-	-	-	-	-	-	5,516
	2011	16,700	-	-	-	-	-	-	16,700
	2010	16,500							16,500
Wong Kin Yu Beta	2012	Nil	-	-	-	-	-	-	Nil
	2011	32,460	-	-	-	-	-	-	32,460
	2010	23,000	-	-	-	-	-	-	23,000

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the year ended December 31, 2012.

During the year ended December 31, 2012, none of the named executive officers exercised any stock options.

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

Compensation Discussion and Analysis

We strive to provide our named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations. However, given that we have now ceased operations and have no revenue, we had decided. apart from Hui Chi Kit, not to award any compensation to our executive officers for the time being.

Once we are able to merge with an operating company, we plan to implement a more comprehensive compensation program, which not only provides a base salary comparable to peer companies but also takes into account other elements of compensation, including, without limitation, short and long term compensation, cash and non-cash, and other equity-based compensation such as stock options. We expect that this compensation program will be comparable to the programs of our peer companies and aimed to retain and attract talented individuals.

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

Change of Control

As of December 31, 2012 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of November 20, 2014, the number of shares of the Company’s common stock owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s voting stock, and by each of the Company’s directors and executive officers and by all its directors and executive officers as a group.  Each person has sole voting and investment power over the shares indicated, except as noted.

Except as otherwise specified below, the address of each beneficial owner listed below is 5/F, Guangdong Finance Building, 88 Connaught Road West, Hong Kong, People’s Republic of China.

Title of Class	Name	Number of Shares Owned (1)		Percent of Voting Power (2)

Other Principal Stockholders (5%)

Common	William Tsang	217,880		10.9%
Common	Continental Worldwide Holdings Limited	100,000	(5)	5.0%

Directors and Executive Officers

Common	Tsun Sin Man Samuel, Chairman, CEO and Director	700,000	(3)	35%
Common	Wong Kin Yu Beta, COO and Director	0		0%
Common	Hui Chi Kit, CFO	0		0%
Common	Carol Kwok, Director	0		0%
Common	Yang Zeng, Director	700,000	(4)	35%

Common	All Officers and Directors as a Group (5 persons)	1,400,000		70%

(1)	Except as otherwise indicated, the shares are owned of record and beneficially by the persons named in the table.

(2)	Based on 1,996,355 shares of common stock issued and outstanding.

(3)	Mr. Tsun is the indirect beneficial owner of the 700,000 shares of common stock of the Company through Dragon Ace Global Limited, of which Mr. Tsun is the beneficial owner of 80% of its share capital.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

(a)	Accounts receivable and sales – related company

For the years ended December 31, 2012 and 2011, the Company earned sales revenue of $0 and $15,415 from a related company which is controlled by our director and chief executive officer, Mr. Samuel Tsun, at the current market value in a normal course of business.

(b)	IT service cost paid to a related company

For the years ended December 31, 2012 and 2011, the Company paid IT service cost of $8,508 and $33,911, respectively to a related company which is controlled by our director and chief executive officer, Mr. Samuel Tsun, at the current market value in a normal course of business.

(c)	Rent charge paid to a related company

Commencing from April 1, 2012, the Company utilized office space owned by a director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

Rent expense totaled approximately $21,792 and $92,485 for the years ended December 31, 2012 and 2011.

Director Independence

Our securities are quoted on the OTC Pink Limited Information tier of the OTC Markets Group inter-dealer quotation and trading system, which does not have any director independence requirements.  Once we engage further directors and officers, we will develop a definition of independence and examine the composition of our Board of Directors with regard to this definition.

Item 14.  Principal Accounting Fees and Services

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered by the accounting firm of HKCMCPA Company Limited, our current independent auditor, and all fees billed for other services rendered by the said firms during those years.

Year Ended December 31	2012	2011

Audit Fees (1)	13,000	46,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total Accounting Fees and Services	13,000	46,000

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements

See “Table of Contents to Consolidated Financial Statements” set forth on page __.

(a) (2) Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

(a) (3) Exhibits

Exhibit Number	Exhibit Description
2.1	Share Exchange Agreement by and among CWTD, Tsang, Uonlive, Tsun, Hui and Parure Capital, dated March 28, 2008 (1)

2.2	Sale and Purchase Agreement among CWTD, Top Speed Technologies Ltd and Tsang, dated March 28, 2008 (2)
3.1	Articles of Incorporation of the Company, as amended (3)
3.2 3.3	By-laws of the Company (4) Certificate of Designation for Series A Convertible Preferred Stock filed with the State of Nevada on March 26, 2008 (5)
14.1	Code of Ethics (6)
21.1	List of Subsidiaries
Parure Capital Limited, a corporation organized and existing under the laws of the British Virgin Islands
Uonlive Limited, a corporation organized and existing under the laws of Hong Kong SAR of the People’s Republic of China
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 4, 2008.

(2)	Incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 4, 2008.

(3)

Incorporated herein by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2014.

Incorporated by reference from Exhibit 3.1 to CWTD’s Registration Statement on Form 10-SB filed with the Commission on May 18, 1999.

(4)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10-SB filed with the Commission on September 9, 1999.

(5)	Incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2014.

(6)	Incorporated herein by reference to Exhibit 14.1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

(7)	Filed herewith.

**XBRL

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

Signature	Title	Date

/s/ Tsun Sin Man Samuel	Chairman, Chief Executive Officer and Director	November 21, 2014
Tsun Sin Man Samuel

/s/ Hui Chi Kit	Chief Financial Officer	November 21, 2014
Hui Chi Kit

/s/ Carol Kwok	Director	November 21, 2014
Carol Kwok

/s/ Zeng Yang	Director	November 21, 2014
Zeng Yang