Form 10-Q
period 2013-03-31
UONLIVE CORP
filed 2014-11-24
CIK 1081834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

 ☐Yes  ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 21, 2014, there were 1,996,355 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

UONLIVE CORPORATION

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

UONLIVE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$951	$1,017

TOTAL ASSETS	$951	$1,017

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$68,000	$63,000
Amount due to a shareholder	3,106,198	3,111,087

Total current liabilities	3,174,198	3,174,087

Long-term liabilities:
Note payable to a shareholder	167,409	167,672

Total liabilities	3,341,607	3,341,759

Stockholders’ deficit:
Series A, Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding, respectively	500	500
Common stock, $0.001 par value; 200,000,000 shares authorized; 1,996,355 shares issued and outstanding, respectively	1,996	1,996
Additional paid-in capital	197,570	197,570
Accumulated deficit	(3,536,918)	(3,531,854)
Accumulated other comprehensive loss	(3,804)	(8,954)

Total stockholders’ deficit	(3,340,656)	(3,340,742)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$951	$1,017

See accompanying notes to condensed consolidated financial statements.

UONLIVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2013	2012

REVENUES, NET
- Related party	$-	$-

Total revenues, net	-	-

COST OF REVENUE (exclusive of depreciation)	-	-

GROSS LOSS	-	-

Operating expenses:
Sales and marketing	-	-
General and administrative	5,064	140,898

Total operating expenses	5,064	140,898

LOSS BEFORE INCOME TAXES	(5,064)	(140,898)

Income tax expense	-	-

NET LOSS	$(5,064)	$(140,898)

Other comprehensive income (loss):
- Foreign currency translation gain (loss)	5,150	(1,770)

COMPREHENSIVE INCOME (LOSS)	$86	$(142,668)

Net loss per share – Basic and diluted	$(0.00)	$(0.07)

Weighted average common shares outstanding – Basic and diluted	1,996,355	1,996,355

See accompanying notes to the condensed consolidated financial statements

UONLIVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2013	2012
Cash flow from operating activities:
Net loss	$(5,064)	$(140,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	3,238
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	5,000	42,671

Net cash used in operating activities	(64)	(94,989)

Cash flows from financing activities:
Advances from a shareholder	-	83,755

Net cash provided by financing activities	-	83,755

Effect of exchange rate change on cash and cash equivalents	(2)	19

NET CHANGE IN CASH AND CASH EQUIVALENTS	(66)	(11,215)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,017	21,402

CASH AND CASH EQUIVALENTS, END OF PERIOD	$951	$10,187

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to the condensed consolidated financial statements.

UONLIVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Series A, Convertible preferred stock		Common stock		Additional paid	Accumulated	Accumulated other comprehensive	Total stockholders’
	No. of shares	Amount	No. of shares	Amount	in capital	deficit	(loss) income	deficit

Balance as of January 1, 2012	500,000	$500	1,996,355	$1,996	$197,570	$(3,356,717)	$(1,894)	$(3,158,545)

Net loss for the year	-	-	-	-	-	(175,137)	-	(175,137)

Foreign currency translation adjustment	-	-	-	-	-	-	(7,060)	(7,060)

Balance as of December 31, 2012	500,000	$500	1,996,355	$1,996	$197,570	$(3,531,854)	$(8,954)	$(3,340,742)

Net loss for the period	-	-	-	-	-	(5,064)	-	(5,064)

Foreign currency translation adjustment	-	-	-	-	-	-	5,150	5,150

Balance as of March 31, 2013	500,000	$500	1,996,355	$1,996	$197,570	$(3,536,918)	(3,804)	(3,340,656)

See accompanying notes to condensed consolidated financial statements

UONLIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

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

In the opinion of management, the consolidated balance sheet as of December 31, 2012 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2013 or for any future periods.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2012.

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

For the three months ended March 31, 2013, the Company has incurred a continuous loss of $5,064 and experienced negative cash flows from operations of $64 with an accumulated deficit of $3,340,656 as of that date. The continuation of the Company is dependent upon the continuing financial support of shareholders. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013

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

The Company has ceased all of its business and is currently considered as a shell company effective from January 1, 2012.

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

For the three months ended March 31, 2013 and 2012, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2013, the Company did not have any significant unrecognized uncertain tax positions.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective period:

	March 31, 2013	March 31, 2012
Period-end HK$:US$1 exchange rate	7.7641	7.7646
Period average HK$:US$1 exchange rate	7.7561	7.7608

●	Related parties

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013

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

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). This standard requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, companies are required to cross-reference to other disclosures that provide additional detail on those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

NOTE－5     AMOUNT DUE TO AND NOTE PAYBLE TO A SHAREHOLDER

(a)     Amount due to a stockholder

As of March 31, 2013, the balance represented temporary advances made by a major shareholder, Mr. Samuel Tsun for working capital purposes, which was unsecured, interest-free with no fixed terms of repayment.

(b)     Note payable to a shareholder

As of March 31, 2013, the note payable due to a major shareholder, Mr. Samuel Tsun, was unsecured, interest free and not repayable within the next twelve months.

NOTE－6     INCOME TAXES

The Company generated an operating loss for the three months ended March 31, 2013 and 2012 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

United States of America

UOLI is registered in the State of Nevada and is subject to United States of America tax law. No provision for income taxes have been made as UOLI has generated no taxable income for the periods presented. The Company has not completed filings of these US tax returns. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has adopted ASC 740-10 "Accounting for Income Taxes" and recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon. The amount, recorded as an obligation, is $50,000 at March 31, 2013.

British Virgin Island

Under the current BVI law, the Company is not subject to tax on income.

UONLIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to Hong Kong Profits Tax at the statutory rate of 16.5% on its assessable income for the three months ended March 31, 2013 and 2012, respectively. For the three months ended March 31, 2013, the Company incurred an operating loss of $64 for income tax purposes, with approximately $2,440,721 of net operating loss carryforwards for Hong Kong tax purpose at no expiration.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Deferred tax assets:
Net operating loss carryforwards	$402,719	$415,882
Less: valuation allowance	(402,719)	(415,882)

Net deferred tax assets	$-	$-

As of March 31, 2013, the Company has provided for a full valuation allowance against the deferred tax assets of $402,719 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the three months ended March 31, 2013, the valuation allowance is decreased by $13,163, primarily relating to net operating loss carryforwards from the foreign tax regime.

NOTE－7     RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2013, the Company utilized office space owned by a director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

NOTE－8     SUBSEQUENT EVENT

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated Financial Statements of the Company for the three-month period ended March 31, 2013 and 2012 and related notes thereto.

THREE-MONTH PERIOD ENDED MARCH 31, 2013 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2012

Operating Revenue

We recorded no consolidated revenue and consolidated gross loss for the three-month period ended March 31, 2013 which is the same as the same corresponding period in 2012. We do not anticipate receiving further revenue for so long as we have no operations.

Operating Expenses

Operating expenses for the three-month period ended March 31, 2013 decreased to $5,064 from $140,898 in the corresponding period of 2012. The operating expenses were mainly general and administrative expenses. We are expecting approximately $100,000 of annual operating expense for the forthcoming years.

Depreciation

During the three-month period ended March 31, 2013, we incurred zero depreciation expenses, compared to $3,238 for the same period in 2012.

Net Loss/ Comprehensive Income

We incurred a net loss of $5,064 for the three-month period ended March 31, 2013, compared to $140,898 for the corresponding period in the year 2012, which was the result of a decrease in operating expenses from the ceasing of operation during first quarter of 2012. We accounted for a comprehensive income of $86 for the three-month period ended March 31, 2013 compared to a comprehensive loss of $142,668 for the same corresponding period in 2012 resulting from a gain in foreign currency translation.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 2013, net cash used in operating activities was $64, which included a net loss of $5,064 compared to $94,989 and $140,898, respectively, for the same period in 2012. The operating activities also included the increase in changes to accounts payables and accrued liabilities of approximately $5,000. We did not account for cashflow from investing and financing activities for the three months ended March 31 2013 compared to financing activities which accounted for $83,755 for the same period in 2012.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of March 31, 2013, and during the period prior to and including the date of this report, were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer and Chief Financial Manager concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of March 31, 2013.

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

Changes in Internal Controls over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

UONLIVE CORPORATION

Date: November 24, 2014	By:	/s/ Tsun Sin Man Samuel
Tsun Sin Man Samuel
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 24, 2014	By:	/s/ Hui Chi Kit
Hui Chi Kit
Chief Financial Officer
(Principal Financial Officer)