Form 10-Q
period 2013-06-30
UONLIVE CORP
filed 2014-11-24
CIK 1081834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 21, 2014, there were 1,996,355 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

UONLIVE CORPORATION

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

UONLIVE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$236	$1,017

TOTAL ASSETS	$236	$1,017

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$68,000	$63,000
Amount due to a shareholder	3,109,477	3,111,087

Total current liabilities	3,177,477	3,174,087

Long-term liabilities:
Note payable to a shareholder	167,558	167,672

Total liabilities	3,345,035	3,341,759

Stockholders’ deficit:
Series A, Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding, respectively	500	500
Common stock, $0.001 par value; 200,000,000 shares authorized; 1,996,355 shares issued and outstanding, respectively	1,996	1,996
Additional paid-in capital	197,570	197,570
Accumulated deficit	(3,538,149)	(3,531,854)
Accumulated other comprehensive loss	(6,716)	(8,954)

Total stockholders’ deficit	(3,344,799)	(3,340,742)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$236	$1,017

See accompanying notes to condensed consolidated financial statements.

UONLIVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

REVENUES, NET
- Related party	$-	$-	$-	$-

Total revenues, net	-	-	-	-

COST OF REVENUE (exclusive of depreciation)	-	-	-	-

GROSS LOSS	-	-	-	-

Operating expenses:
Sales and marketing	-	-	-	-
General and administrative	1,231	6,153	6,295	147,051

Total operating expenses	1,231	6,153	6,295	147,051

LOSS BEFORE INCOME TAXES	(1,231)	(6,153)	(6,295)	(147,051)

Income tax expense	-	-	-	-

NET LOSS	$(1,231)	$(6,153)	$(6,295)	$(147,051)

Other comprehensive (loss) income:
- Foreign currency translation (loss) gain	(2,912)	(2,983)	2,238	(4,753)

COMPREHENSIVE LOSS	$(4,143)	$(9,136)	$(4,057)	$(151,804)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.07)

Weighted average common shares outstanding – basic and diluted	1,996,355	1,996,355	1,996,355	1,996,355

See accompanying notes to the condensed consolidated financial statements.

UONLIVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2013	2012
Cash flow from operating activities:
Net loss	$(6,295)	$(147,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	6,476
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	5,000	32,671

Net cash used in operating activities	(1,295)	(107,904)

Cash flows from financing activities:
Advances from a shareholder	516	87,611

Net cash provided by financing activities	516	87,611

Effect of exchange rate change on cash and cash equivalents	(2)	22

NET CHANGE IN CASH AND CASH EQUIVALENTS	(781)	(20,271)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,017	21,402

CASH AND CASH EQUIVALENTS, END OF PERIOD	$236	$1,131

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to the condensed consolidated financial statements

UONLIVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Series A, Convertible preferred stock		Common stock		Additional paid	Accumulated	Accumulated other comprehensive	Total stockholders’
	No. of shares	Amount	No. of shares	Amount	in capital	deficit	(loss) income	deficit

Balance as of January 1, 2012	500,000	$500	1,996,355	$1,996	$197,570	$(3,356,717)	$(1,894)	$(3,158,545)

Net loss for the year	-	-	-	-	-	(175,137)	-	(175,137)

Foreign currency translation adjustment	-	-	-	-	-	-	(7,060)	(7,060)

Balance as of December 31, 2012	500,000	$500	1,996,355	$1,996	$197,570	$(3,531,854)	$(8,954)	$(3,340,742)

Net loss for the period	-	-	-	-	-	(6,295)	-	(6,295)

Foreign currency translation adjustment	-	-	-	-	-	-	2,238	2,238

Balance as of June 30, 2013	500,000	$500	1,996,355	$1,996	$197,570	$(3,538,149)	(6,716)	(3,344,799)

See accompanying notes to condensed consolidated financial statements

UONLIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013

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

In the opinion of management, the consolidated balance sheet as of December 31, 2012 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2013 or for any future periods.

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

For the six months ended June 30, 2013, the Company has incurred a net loss of $6,295 and experienced negative cash flows from operations of $1,295 with an accumulated deficit of $3,344,799 as of that date. The continuation of the Company is dependent upon the continuing financial support of shareholders. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2013

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

For the three and six months ended June 30, 2013 and 2012, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2013, the Company did not have any significant unrecognized uncertain tax positions.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2013

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective period:

	June 30, 2013	June 30, 2012
Period-end HK$:US$1 exchange rate	7.7572	7.7575
Period average HK$:US$1 exchange rate	7.7591	7.7616

●	Related parties

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

FOR THE SIX MONTHS ENDED JUNE 30, 2013

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

NOTE－5     AMOUNT DUE TO AND NOTE PAYBLE TO A SHAREHOLDER

(a)     Amount due to a shareholder

As of June 30, 2013, the balance represented temporary advances made by a major shareholder, Mr. Samuel Tsun for working capital purposes, which was unsecured, interest-free with no fixed terms of repayment.

(b)     Note payable to a shareholder

As of June 30, 2013, the note payable due to a major shareholder, Mr. Samuel Tsun, was unsecured, interest free and not repayable within the next twelve months.

NOTE－6     INCOME TAXES

The Company generated an operating loss for the six months ended June 30, 2013 and 2012 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

United States of America

UOLI is registered in the State of Nevada and is subject to United States of America tax law. No provision for income taxes have been made as UOLI has generated no taxable income for the periods presented. The Company has not completed filings of these US tax returns. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has adopted ASC 740-10 "Accounting for Income Taxes" and recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon. The amount, recorded as an obligation, is $50,000 at June 30, 2013.

UONLIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

British Virgin Island

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to Hong Kong Profits Tax at the statutory rate of 16.5% on its assessable income for the six months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013, the Company incurred an operating loss of $1,295 for income tax purposes, with approximately $2,433,036 of net operating loss carryforwards for Hong Kong tax purpose at no expiration.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Deferred tax assets:
Net operating loss carryforwards	$401,451	$415,882
Less: valuation allowance	(401,451)	(415,882)

Net deferred tax assets	$-	$-

As of June 30, 2013, the Company has provided for a full valuation allowance against the deferred tax assets of $401,451 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the six months ended June 30, 2013, the valuation allowance is decreased by $14,431, primarily relating to net operating loss carryforwards from the foreign tax regime.

NOTE－7     RELATED PARTY TRANSACTIONS

For the three and six months ended June 30, 2013, the Company utilized office space owned by a director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated Financial Statements of the Company for the three-month and six-month period ended June 30, 2013 and 2012 and related notes thereto.

THREE-MONTH PERIOD ENDED JUNE 30, 2013 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2012

Operating Revenue

We recorded no consolidated revenue and consolidated gross loss for the three-month period ended June 30, 2013 and the same corresponding period in 2012 as we are a shell company without any operations to generate revenue. We do not anticipate receiving further revenue for so long as we have no operations.

Operating Expenses

Operating expenses for the three-month period ended June 30, 2013 decreased to $1,231 from $6,153 in the corresponding period of 2012, reflecting the gradually closing of our operations. Operating expenses consisted mainly general and administrative expenses. We are expecting approximately $100,000 of annual operating expense for the forthcoming years.

Depreciation

During the three-month period ended June 30, 2013, we incurred zero depreciation expenses, compared to $3,238 for the same period in 2012.

Net Loss/ Comprehensive Loss

We incurred a net loss of $1,231 for the three-month period ended June 30, 2013, compared to $6,153 for the corresponding period in the year 2012.

We accounted for a comprehensive loss of $4,143 for the three-month period ended June 30, 2013 after an adjustment on the foreign currency translation, compared to $9,136 for the same corresponding period in 2012.

SIX-MONTH PERIOD ENDED JUNE 30, 2013 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2012

Operating Revenue

We recorded no consolidated revenue and consolidated gross loss for the six-month period ended June 30, 2013 and the same corresponding period in 2012 as we are a shell company. We do not anticipate receiving further revenue for so long as we have no operations.

Operating Expenses

Operating expenses for the six-month period ended June 30, 2013 decreased by $140,756 to $6,295 which was mainly general and administrative expenses. The decrease reflects the closing of our operations, which began the first quarter of 2012. We are expecting approximately $100,000 of annual operating expense for the forthcoming years.

Depreciation

During the six-month period ended June 30, 2013 and 2012, we incurred approximately zero and $6,476 depreciation expenses.

Net Loss/Comprehensive Loss

We incurred a net loss of approximately $6,300 for the six-month period ended June 30, 2013, a decrease of approximately $140,000 from the corresponding period in the year 2012 due to the decrease in operating expenses. We accounted for a comprehensive loss of approximately $4,000 for the six-month period ended June 30, 2013 compared to a comprehensive loss of approximately $151,800 for the same period in 2012.

LIQUIDITY AND CAPITAL RESOURCES

During the six-month period ended June 30, 2013, net cash used in operating activities was $1,295, which included a net loss of $6,295 compared to $107,904 and $147,051, respectively, for the same period in 2012. The operating activities also included the increase in changes to accounts payables and accrued liabilities of approximately $5,000. Net cash provided by financing activities accounted for approximately $500 and $87,600 for the six-month periods ended June 30, 2013 and 2012, respectively, which represented further advances from a shareholder.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of June 30, 2013, and during the period prior to and including the date of this report, were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer and Chief Financial Manager concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of June 30, 2013.

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

Changes in Internal Controls over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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