Form 10-K
period 2013-12-31
UONLIVE CORP
filed 2014-11-24
CIK 1081834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

☐ Yes ☒ No

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 28, 2013, computed by reference to the closing price of $0.20 on June 28, 2013 is $75,695.

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

The number of shares of the issuer’s common stock, par value $.001 as of November 21, 2014 is 1,996,355.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity and Related Stockholder Matters

Our common stock is currently quoted on a limited basis on the OTC Pink Limited Information tier of OTC Markets Group inter-dealer quotation and trading system under the symbol “UOLI.” The quotation of our common stock on the OTC Pink market does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market:

(1)	Investors may have difficulty buying and selling or obtaining market quotation;
(2)	Market visibility for our common stock may be limited; and
(3)	A lack of visibility of our common stock may have a depressive effect on the market price for our common stock.

The following table sets forth the range of bid prices of our common stock as quoted during the periods indicated. The prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions.

		High	Low

2013	First Quarter	$0.65	$0.265
	Second Quarter	$0.215	$0.20
	Third Quarter	$0.30	$0.20
	Fourth Quarter	$0.20	$0.11

2012	First Quarter	$0.31	$0.27
	Second Quarter	$0.34	$0.31
	Third Quarter	$0.606	$0.34
	Fourth Quarter	$0.34	$0.34

Our common shares are issued in registered form. Interwest Transfer Co., Inc., 1981 East 4800 South, Ste 100, Salt Lake City, UT  84111, Tel: (801) 272-9294, is the registrar and transfer agent for our common stock.

From January 1 to November 21, 2014, the highest and lowest prices of our common shares were $0.50 per share and $0.12 per share. On November 18, 2014, the closing price of our common stock was $0.12 per share.

As of November 21, 2014, there were 91 shareholders of record of 1,996,355 outstanding shares of common stock of the Company, not including approximately 5,000 holders of our shares in street name. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms, which, in turn, hold shares of stock for beneficial owners.

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

As of December 31, 2013, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

We have not recorded any sales of unregistered securities during the reporting period.

Repurchase of Equity Securities by Issuer and Affiliated Purchasers

We have not repurchased any of our common stock and have no publicly announced repurchase plans or programs as of December 31, 2013.

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

On or about January 2012,the Company made a decision to cease business operation due to insufficient revenue generated from the online radio business. The Company had been losing customers and audience because of higher broadband charges in the area.

Our current business plan is to seek and identify a privately owned company which is looking to become a publicly listed company by combining their operation with us through a reverse merger.

Results of Operations

Revenue

We recorded no revenue for the fiscal year ended December 31, 2013 and the fiscal year ended December 31, 2012, due to the Company ceasing operations (as discussed above) and the resulting classification of operations, assets and liabilities associated with the discontinued operations under accounting principles generally accepted in the United States of America (“GAAP”). We anticipate not receiving any revenue for so long as operations have ceased.

Operating Expenses

Operating expenses for the fiscal year ended December 31, 2013 were $11,296 compared to $175,137 for the fiscal year ended December 31, 2012. Operating expenses mainly represented the consulting, legal and audit expenses associated with listing on the OTC Bulletin Board. The decrease was primarily due to the termination of staff and IT services and maintenance. We expect to incur an annual expense of approximately $100,000 for the maintaining the shell company.

Net Loss

We had a net loss of $11,296 for the fiscal year ended December 31, 2013 as compared to net loss of $175,137 for the fiscal year ended December 31, 2012, the difference primarily due to the decrease in operating expenses as described above.

Comprehensive Loss

Comprehensive loss for the fiscal year ended December 31, 2013 was $10,071 compared to $182,197 for the fiscal year ended December 31, 2012. The decrease in net loss was a result of the decrease in operating expenses.

Liquidity and Capital Resources

During the fiscal year ended December 31, 2013, net cash used in operating activities was $1,296 for the year ending December 2013, resulting from a combination of net loss of $11,296 and an increase in accounts payable and accrued liabilities of $10,000, compared to $108,075 for the fiscal year ended December 31, 2012.  Net cash provided by financing activities accounted for $516 and $87,657 for the fiscal year ended December 31, 2013 and 2012 respectively, which was an amount due to a shareholder.

Cash Requirements

As reflected in the accompanying financial statements, the Company has no stabilized source of revenues and needs additional cash resources to maintain its operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital or obtain necessary debt financing. As discussed elsewhere, our current business plan is to seek and identify a privately-held operating company desiring to become a publicly held company by combining with us through a reverse merger or acquisition type transaction. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease and terminate our business plan to seek potential companies willing to merge with us at any time, if we do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our Company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business.

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

Item 8. Financial Statements and Supplementary Data.

UONLIVE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Uonlive Corporation

We have audited the accompanying consolidated balance sheets of Uonlive Corporation and its subsidiaries (“the Company”) as of December 31, 2013 and 2012, the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders’ deficit for the years ended December 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

UONLIVE CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$236	$1,017

TOTAL ASSETS	$236	$1,017

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$73,000	$63,000
Amount due to a shareholder	3,110,439	3,111,087

Total current liabilities	3,183,439	3,174,087

Long-term liabilities:
Note payable to a shareholder	167,610	167,672

Total liabilities	3,351,049	3,341,759

Stockholders’ deficit:
Series A, Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding, respectively	500	500
Common stock, $0.001 par value; 200,000,000 shares authorized; 1,996,355 shares issued and outstanding, respectively	1,996	1,996
Additional paid-in capital	197,570	197,570
Accumulated deficit	(3,543,150)	(3,531,854)
Accumulated other comprehensive loss	(7,729)	(8,954)

Total stockholders’ deficit	(3,350,813)	(3,340,742)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$236	$1,017

See accompanying notes to consolidated financial statements.

UONLIVE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2013	2012

Revenues, net	$-	$-

Cost of revenue	-	-

Gross loss	-	-

Operating expenses:
Consulting and professional fee	10,000	33,008
General and administrative	1,296	142,129

Total operating expenses	11,296	175,137

LOSS BEFORE INCOME TAXES	(11,296)	(175,137)

Income tax expense	-	-

NET LOSS	$(11,296)	$(175,137)

Other comprehensive income:
- Foreign currency translation gain (loss)	1,225	(7,060)

COMPREHENSIVE LOSS	$(10,071)	$(182,197)

Net loss per share – Basic and diluted	$(0.01)	$(0.09)

Weighted average common shares outstanding – Basic and diluted	1,996,355	1,996,355

See accompanying notes to consolidated financial statements.

UONLIVE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2013	2012

Cash flow from operating activities:
Net loss	$(11,296)	$(175,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	12,959
Impairment loss on plant and equipment	-	11,432
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	10,000	42,671

Net cash used in operating activities	(1,296)	(108,075)

Cash flows from financing activities:
Advances from a shareholder	516	87,657

Net cash provided by financing activities	516	87,657

Effect of exchange rate change on cash and cash equivalents	(1)	33

NET CHANGE IN CASH AND CASH EQUIVALENTS	(781)	(20,385)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,017	21,402

CASH AND CASH EQUIVALENTS, END OF YEAR	$236	$1,017

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements.

UONLIVE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Series A, Convertible preferred stock		Common stock		Additional		Accumulated other	Total
	No. of		No. of		paid	Accumulated	comprehensive	stockholders’
	shares	Amount	shares	Amount	in capital	deficit	(loss) income	deficit

Balance as of January 1, 2012	500,000	$500	1,996,355	$1,996	$197,570	$(3,356,717)	$(1,894)	$(3,158,545)

Net loss for the year	-	-	-	-	-	(175,137)	-	(175,137)

Foreign currency translation adjustment	-	-	-	-	-	-	(7,060)	(7,060)

Balance as of December 31, 2012	500,000	$500	1,996,355	$1,996	$197,570	$(3,531,854)	$(8,954)	$(3,340,742)

Net loss for the year	-	-	-	-	-	(11,296)	-	(11,296)

Foreign currency translation adjustment	-	-	-	-	-	-	1,225	1,225

Balance as of December 31, 2013	500,000	$500	1,996,355	$1,996	$197,570	$(3,543,150)	$(7,729)	$(3,350,813)

See accompanying notes to consolidated financial statements.

UONLIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

Since 2013, the Company ceased its operation and became a shell company with no or nominal operations. The Company is actively considering various acquisition targets and other business opportunities. The Company hopes to acquire one or more operating businesses or consummate a business opportunity within the next twelve months.

UOLI and its subsidiaries are hereinafter collectively referred to as “the Company”.

2.	GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the year ended December 31, 2013, the Company has incurred a net loss of $11,296 and experienced negative operating cash flows of $1,296 with an accumulated deficit of $3,543,150 as of that date. The continuation of the Company is dependent upon the continuing financial support of its shareholders. Management believes this funding will continue, and is also actively seeking new investors. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

For the years ended December 31, 2013 and 2012, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2013, the Company did not have any significant unrecognized uncertain tax positions.

The Company is subject to Hong Kong tax jurisdiction. The Company files tax returns that are subject to examination by the foreign tax authority. For the year ended December 31, 2013, the Company filed and cleared a 2012 tax return with its local tax authority.

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

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective year:

	2013	2012
Year-end HK$:US$1 exchange rate	7.7548	7.7519
Annual average HK$:US$1 exchange rate	7.7569	7.7575

●	Related parties

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

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In February 2013, the FASB issued ASU No. 2013-02, “ Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ” (“ASU 2013-02”). This standard requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, companies are required to cross-reference to other disclosures that provide additional detail on those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2013. The adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

4.	AMOUNT DUE TO AND NOTE PAYABLE TO A SHAREHOLDER

(a)	Amount due to a shareholder

As of December 31, 2013 and 2012, the balance represented temporary advances made by a major shareholder, Mr. Samuel Tsun to the Company for its working capital purposes, which were unsecured, interest free and with no fixed terms of repayment.

(b)	Note payable to a shareholder

As of December 31, 2013 and 2012, the note payable due to a major shareholder, Mr. Samuel Tsun, was unsecured, interest free and not repayable within the next twelve months.

5.	INCOME TAXES

For the years ended December 31, 2013 and 2012, the local (“the United States of America”) and foreign components of loss before income taxes were comprised of the following:

	Years ended December 31,
	2013	2012
Tax jurisdictions:
- Local	$-	$-
- Foreign	(11,296)	(175,137)

Loss before income taxes	$(11,296)	$(175,137)

The provision for income taxes consisted of the following:

Years ended December 31,
	2013	2012
Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Provision for income taxes	$-	$-

UONLIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company generated an operating loss for the years ended December 31, 2013 and 2012 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

United States of America

UOLI is registered in the State of Nevada and is subject to United States of America tax law. No provision for income taxes have been made as UOLI has generated no taxable income for the years presented. The Company has not completed filings of these US tax returns. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has adopted ASC 740-10 "Accounting for Income Taxes" and recorded a liability for an uncertain income tax position, tax penalties and any imputed interest thereon. The amount, recorded as an obligation, is $50,000 at December 31, 2013.

British Virgin Island

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to Hong Kong Profits Tax at the statutory rate of 16.5% on its assessable income. For the year ended December 31, 2013, the Company incurred an operating loss of $1,296 with approximately $2,435,527 of cumulative operating loss carryforwards available for Hong Kong income tax purpose with no expiration.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2013 and 2012:

	As of December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$401,862	$415,882
Less: valuation allowance	(401,862)	(415,882)

Deferred tax assets, net	$-	$-

As of December 31, 2013, the Company has provided for a full valuation allowance against the deferred tax assets of $401,862 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the year ended December 31, 2013, the valuation allowance is decreased by $14,020 primarily relating to net operating loss carryforwards from the foreign tax regime.

6.	NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of the common share outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the years indicated:

	Years ended December 31,
	2013	2012

Net loss attributable to common stockholders	$(11,296)	$(175,137)
Weighted average common shares outstanding	1,996,355	1,996,355

Basic and diluted net loss per share	$(0.01)	$(0.09)

UONLIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Since the Company reported a net loss for the years ended December 31, 2013 and 2012, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been anti-dilutive.

7.	RELATED PARTY TRANSACTIONS

During the years ended 31 December 2013 and 2012, the Company utilized office space owned by a director and stockholder at no charge, commencing from April 1, 2012. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

8.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2013 up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of December 31, 2013, and during the period prior to and including the date of this report, were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer and Chief Financial Manager concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of December 31, 2013.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2013.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls

During the last quarter ended December 31, 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Meeting of the Board of Directors

The board held one meeting during the fiscal year of 2013. The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous consent, which there was none.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2013. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

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

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of Uonlive Corporation during the years 2013, 2012 and 2011, except as described below. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by our chief executive officer and other executive officers earning in excess of $100,000 for the past three years.

SUMMARY COMPENSATION TABLE

Name of officer	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonquali- fied Deferred Compen- sation	All Other Compen- sation	Total

Tsun Sin Man Samuel	2013	Nil							Nil
	2012	Nil	-	-	-	-	-	-	Nil
	2011	Nil	-	-	-	-	-	-	Nil

Hui Chi Kit	2013	Nil							Nil
	2012	5,516	-	-	-	-	-	-	5,516
	2011	16,700	-	-	-	-	-	-	16,700

Wong Kin Yu Beta	2013	Nil							Nil
	2012	Nil	-	-	-	-	-	-	Nil
	2011	32,460	-	-	-	-	-	-	32,460

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the year ended December 31, 2013.

During the year ended December 31, 2013, none of the named executive officers exercised any stock options.

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

Compensation Discussion and Analysis

We will strive to provide our named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations. However, given that we have now ceased operations and have no revenue, we have decided not to award any compensation to our executive officers for the time being.

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

Change of Control

As of December 31, 2013 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of November 21, 2014, the number of shares of the Company’s common stock owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s voting stock, and by each of the Company’s directors and executive officers and by all its directors and executive officers as a group.  Each person has sole voting and investment power over the shares indicated, except as noted.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the year ended 31 December 2013, the Company utilized office space owned by a director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

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

Year Ended December 31,	2013	2012

Audit Fees (1)	12,000	13,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total Accounting Fees and Services	12,000	13,000

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements

See “Financial Statements and Supplementary Data” set forth on page F-1.

(a) (2) Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

(a) (3) Exhibits

Exhibit Number	Exhibit Description
2.1	Share Exchange Agreement by and among CWTD, Tsang, Uonlive, Tsun, Hui and Parure Capital, dated March 28, 2008 (1)

2.2	Sale and Purchase Agreement among CWTD, Top Speed Technologies Ltd and Tsang, dated March 28, 2008 (2)
3.1	Articles of Incorporation of the Company, as amended (3)
3.2	By-laws of the Company (4)
3.3	Certificate of Designation for Series A Convertible Preferred Stock filed with the State of Nevada on March 26, 2008 (5)
14.1	Code of Ethics (6)
21.1	List of Subsidiaries
Parure Capital Limited, a corporation organized and existing under the laws of the British Virgin Islands
Uonlive Limited, a corporation organized and existing under the laws of Hong Kong SAR of the People’s Republic of China
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 4, 2008.

(2)	Incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 4, 2008.

(3)

Incorporated herein by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2014.

Incorporated by reference from Exhibit 3.1 to CWTD’s Registration Statement on Form 10-SB filed with the Commission on May 18, 1999.

(4)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10-SB filed with the Commission on September 9, 1999.

(5)	Incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2014.

(6)	Incorporated herein by reference to Exhibit 14.1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

(7)	Filed herewith.

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

Signature	Title	Date

/s/ Tsun Sin Man Samuel	Chairman, Chief Executive Officer and Director	November 24, 2014
Tsun Sin Man Samuel

/s/ Hui Chi Kit	Chief Financial Officer	November 24, 2014
Hui Chi Kit

/s/ Carol Kwok	Director	November 24, 2014
Carol Kwok

/s/ Zeng Yang	Director	November 24, 2014
Zeng Yang