Form 10-K
period 2014-12-31
UONLIVE CORP
filed 2015-04-30
CIK 1081834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Registrant’s telephone number, including area code +86-20-28860608

Securities registered pursuant to Section 12(b) of the Act: None.

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

☒ Yes ☐ No

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of November 5, 2014, computed by reference to the closing price of $0.185 at which the common stock as last sold on October 8, 2014 is $110,326.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐ Yes  ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of shares of the issuer’s common stock, par value $.001 as of April 29, 2015 is 1,996,355.

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

Our mailing address is located at 5/F, Guangdong Finance Building, 88 Connaught Road West, Hong Kong.

Corporate Structure

Uonlive was, until December 31, 2011, an online multimedia company headquartered in Hong Kong SAR, China.  The main business of Uonlive was operating an online radio station targeted at a younger audience.

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

The analysis of business opportunities will be undertaken by or under the supervision of Mr. Hui Chi Kit, our Chief Financial Officer. In analyzing potential merger candidates, our management will consider, among other things, the following factors:

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.  Properties

We presently maintain our mailing address at 3rd Floor, Goldlion Digital Network Center, 138 Tiyu Road East, Guangzhou, People’s Republic of China 510620. Other than this mailing address, we do not currently maintain any other office facilities, and do not anticipate the need for maintaining office facilities at any time in the foreseeable future. We pay no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company’s officers and directors.

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

		High	Low

2014	First Quarter	$0.12	$0.12
	Second Quarter	$0.12	$0.12
	Third Quarter	$0.50	$0.12
	Fourth Quarter	$0.50	$0.08

2013	First Quarter	$0.65	$0.265
	Second Quarter	$0.215	$0.20
	Third Quarter	$0.30	$0.20
	Fourth Quarter	$0.20	$0.11

Our common shares are issued in registered form. Interwest Transfer Co., Inc., 1981 East 4800 South, Ste 100, Salt Lake City, UT  84111, Tel: (801) 272-9294, is the registrar and transfer agent for our common stock.

From January 1 to December 31, 2014, the highest and lowest prices of our common shares on the OTC Pink were $0.50 per share and $0.08 per share. On March 12, 2015, the closing price of our common stock on the OTC Pink on the last day it traded before the filing of this Annual Report was $0.08 per share.

As of April 29, 2015, there were 91 shareholders of record of 1,996,355 outstanding shares of common stock of the Company, not including approximately 5,000 holders of our shares in street name. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms, which, in turn, hold shares of stock for beneficial owners.

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

As of December 31, 2014, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

We have not recorded any sales of unregistered securities during the reporting period.

Repurchase of Equity Securities by Issuer and Affiliated Purchasers

We have not repurchased any of our common stock and have no publicly announced repurchase plans or programs as of December 31, 2014.

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

On or about January 2012, the Company made a decision to cease business operation due to insufficient revenue generated from the online radio business. The Company had been losing customers and audience because of higher broadband charges in the area.

Our current business plan is to seek and identify a privately owned company which is looking to become a publicly listed company by combining their operation with us through a reverse merger.

Results of Operations

Revenue

We recorded no revenue for the fiscal year ended December 31, 2014 and the fiscal year ended December 31, 2013, due to the Company ceasing operations (as discussed above) and the resulting classification of operations, assets and liabilities associated with the discontinued operations under accounting principles generally accepted in the United States of America (“GAAP”). We anticipate not receiving any revenue for so long as operations have ceased.

Operating Expenses

Operating expenses for the fiscal year ended December 31, 2014 were $12,304 compared to $11,296 for the fiscal year ended December 31, 2013. Operating expenses mainly represented the consulting, legal and audit expenses associated with listing on the OTC Pink. The increase was primarily due to the increase in consulting and professional fees.

Net Loss

We had a net loss of $12,304 for the fiscal year ended December 31, 2014 as compared to net loss of $11,296 for the fiscal year ended December 31, 2013, the difference primarily due to the increase in operating expenses as described above.

Comprehensive Loss

Comprehensive loss for the fiscal year ended December 31, 2014 was $11,205 compared to $10,071 for the fiscal year ended December 31, 2013. The increase in comprehensive loss was a result of the increase in operating expenses.

Liquidity and Capital Resources

During the fiscal year ended December 31, 2014, net cash used in operating activities was $304, resulting from a combination of net loss of $12,304 and an increase in accounts payable and accrued liabilities of $12,000, compared to $1,296 for the fiscal year ended December 31, 2013. Net cash provided by financing activities accounted for $304 and $516 for the fiscal year ended December 31, 2014 and 2013, respectively, which was an amount advanced by a shareholder.

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

Item 8. Financial Statements and Supplementary Data.

UONLIVE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Uonlive Corporation

We have audited the accompanying consolidated balance sheets of Uonlive Corporation and its subsidiaries (“the Company”) as of December 31, 2014 and 2013, the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders’ deficit for the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HKCMCPA Company Limited HKCMCPA Company Limited Certified Public Accountants Hong Kong, China April 30, 2015

UONLIVE CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$236	$236

TOTAL ASSETS	$236	$236

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$72,000	$73,000
Amount due to a shareholder	3,122,700	3,110,439

Total current liabilities	3,194,700	3,183,439

Long-term liabilities:
Note payable to a shareholder	167,554	167,610

Total liabilities	3,362,254	3,351,049

Stockholders’ deficit:
Series A, Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding, respectively	500	500
Common stock, $0.001 par value; 200,000,000 shares authorized; 1,996,355 shares issued and outstanding, respectively	1,996	1,996
Additional paid-in capital	197,570	197,570
Accumulated deficit	(3,555,454)	(3,543,150)
Accumulated other comprehensive loss	(6,630)	(7,729)

Total stockholders’ deficit	(3,362,018)	(3,350,813)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$236	$236

See accompanying notes to consolidated financial statements.

UONLIVE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2014	2013

Revenues, net:	$-	$-

Cost of revenue	-	-

Gross loss	-	-

Operating expenses:
Consulting and professional fee	12,000	10,000
General and administrative	304	1,296

Total operating expenses	12,304	11,296

LOSS BEFORE INCOME TAXES	(12,304)	(11,296)

Income tax expense	-	-

NET LOSS	$(12,304)	$(11,296)

Other comprehensive income:
- Foreign currency translation gain	1,099	1,225

COMPREHENSIVE LOSS	$(11,205)	$(10,071)

Net loss per share – Basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding – Basic and diluted	1,996,355	1,996,355

See accompanying notes to consolidated financial statements.

UONLIVE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2014	2013

Cash flow from operating activities:
Net loss	$(12,304)	$(11,296)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	12,000	10,000

Net cash used in operating activities	(304)	(1,296)

Cash flows from financing activities:
Advance from a shareholder	304	516

Net cash provided by financing activities	304	516

Effect of exchange rate change on cash and cash equivalents	-	(1)

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	(781)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	236	1,017

CASH AND CASH EQUIVALENTS, END OF YEAR	$236	$236

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements.

UONLIVE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Series A, Convertible preferred stock		Common stock				Accumulated
	No. of shares	Amount	No. of shares	Amount	Additional paid in capital	Accumulated deficit	other comprehensive (loss) income	Total stockholders’ deficit

Balance as of January 1, 2013	500,000	$500	1,996,355	$1,996	$197,570	$(3,531,854)	$(8,954)	$(3,340,742)

Net loss for the year	-	-	-	-	-	(11,296)	-	(11,296)

Foreign currency translation adjustment	-	-	-	-	-	-	1,225	1,225

Balance as of December 31, 2013	500,000	$500	1,996,355	$1,996	$197,570	$(3,543,150)	$(7,729)	$(3,350,813)

Net loss for the year	-	-	-	-	-	(12,304)	-	(12,304)

Foreign currency translation adjustment	-	-	-	-	-	-	1,099	1,099

Balance as of December 31, 2014	500,000	$500	1,996,355	$1,996	$197,570	(3,555,454)	(6,630)	(3,362,018)

See accompanying notes to consolidated financial statements.

UONLIVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

For the year ended December 31, 2014, the Company has incurred a net loss of $12,304 and experienced negative operating cash flows of $304 with an accumulated deficit of $3,555,454 as of that date. The continuation of the Company is dependent upon the continuing financial support of its shareholders. Management believes this funding will continue, and is also actively seeking new investors. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

For the years ended December 31, 2014 and 2013, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2014, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority. For the year ended December 31, 2014, the Company filed and cleared a 2013 tax return with its local tax authority.

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective year:

	2014	2013
Year-end HK$:US$1 exchange rate	7.7574	7.7548
Annual average HK$:US$1 exchange rate	7.7544	7.7569

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4.     AMOUNT DUE TO AND NOTE PAYABLE TO A SHAREHOLDER

(a)     Amount due to a shareholder

As of December 31, 2014 and 2013, the balance represented temporary advances made by a major shareholder, Mr. Samuel Tsun to the Company for its working capital purposes, which were unsecured, interest free and with no fixed terms of repayment.

(b)     Note payable to a shareholder

As of December 31, 2014 and 2013, the note payable due to a major shareholder, Mr. Samuel Tsun, was unsecured, interest free and not repayable within the next twelve months.

5.     INCOME TAXES

For the years ended December 31, 2014 and 2013, the local (“the United States of America”) and foreign components of loss before income taxes were comprised of the following:

	Years ended December 31,
	2014	2013
Tax jurisdictions:
- Local	$-	$-
- Foreign	(12,304)	(11,296)
Loss before income taxes	$(12,304)	$(11,296)

The provision for income taxes consisted of the following:

Years ended December 31,
	2014	2013
Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-
Provision for income taxes	$-	$-

The Company generated an operating loss for the years ended December 31, 2014 and 2013 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

British Virgin Island

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to Hong Kong Profits Tax at the statutory rate of 16.5% on its assessable income. As of December 31, 2014, the Company incurred approximately $2,443,133 of cumulative operating loss carryforwards available for Hong Kong income tax purpose at no expiration.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2014 and 2013:

	As of December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$403,117	$401,862
Less: valuation allowance	(403,117)	(401,862)
Deferred tax assets, net	$-	$-

As of December 31, 2014, the Company has provided for a full valuation allowance against the deferred tax assets of $403,117 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the year ended December 31, 2014, the valuation allowance is decreased by $1,255 primarily relating to net operating loss carryforwards from the foreign tax regime.

6.     NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of the common share outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the years indicated:

	Years ended December 31,
	2014	2013

Net loss attributable to common stockholders	$(12,304)	$(11,296)

Weighted average common shares outstanding	1,996,355	1,996,355

Basic and diluted net loss per share	$(0.01)	$(0.01)

Since the Company reported a net loss for the years ended December 31, 2014 and 2013, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been anti-dilutive.

7.     RELATED PARTY TRANSACTIONS

For the years ended 31 December 2014 and 2013, the Company utilized office space owned by a director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

8.     SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2014 up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of December 31, 2014, and during the period prior to and including the date of this report, were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer and Chief Financial Manager concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of December 31, 2014.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2014.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls

During the last quarter ended December 31, 2014, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Tsun Sin Man Samuel	49	Chairman, Chief Executive Officer, Director
Hui Chi Kit	41	Chief Financial Officer
Wong Kin Yu Beta	36	Chief Operating Officer, Director
Carol Kwok	38	Director
Zeng Yang	33	Director

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

Meeting of the Board of Directors

The board held one meeting during the fiscal year of 2014. The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous consent, which there was none.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2014. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

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

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of Uonlive Corporation during the years 2014, 2013 and 2012, except as described below. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by our chief executive officer and other executive officers earning in excess of $100,000 for the past three years.

SUMMARY COMPENSATION TABLE

Name of officer	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonquali- fied Deferred Compen- sation	All Other Compen- sation	Total

Tsun Sin Man Samuel	2014	Nil							Nil
	2013	Nil	-	-	-	-	-	-	Nil
	2012	Nil	-	-	-	-	-	-	Nil

Hui Chi Kit	2014	Nil							Nil
	2013	Nil	-	-	-	-	-	-	Nil
	2012	Nil	-	-	-	-	-	-	Nil

Wong Kin Yu Beta	2014	Nil							Nil
	2013	Nil	-	-	-	-	-	-	Nil
	2012	Nil	-	-	-	-	-	-	Nil

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the year ended December 31, 2014.

During the year ended December 31, 2014, none of the named executive officers exercised any stock options.

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

Change of Control

As of December 31, 2014, we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of April 29, 2015, the number of shares of the Company’s common stock owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s voting stock, and by each of the Company’s directors and executive officers and by all its directors and executive officers as a group.  Each person has sole voting and investment power over the shares indicated, except as noted.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the year ended December 31, 2014, the Company utilized office space owned by a director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

Director Independence

Our securities are quoted on the OTC Pink tier of the OTC Markets Group inter-dealer quotation and trading system, which does not have any director independence requirements.  Once we engage further directors and officers, we will develop a definition of independence and examine the composition of our Board of Directors with regard to this definition.

Item 14.  Principal Accounting Fees and Services

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered by the accounting firm of HKCMCPA Company Limited, our current independent auditor, and all fees billed for other services rendered by the said firms during those years.

Year Ended December 31,	2014	2013

Audit Fees (1)	$12,000	$12,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total Accounting Fees and Services	$12,000	$12,000

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

(1) (2)

Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 4, 2008.

Incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 4, 2008.

(3) (4)

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

(5) (6)

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

Signature	Title	Date
/s/ Tsun Sin Man Samuel	Chairman, Chief Executive Officer and Director	April 30, 2015
Tsun Sin Man Samuel
/s/ Hui Chi Kit	Chief Financial Officer	April 30, 2015
Hui Chi Kit
/s/ Carol Kwok	Director	April 30, 2015
Carol Kwok

/s/ Zeng Yang	Director	April 30, 2015
Zeng Yang