Form 10-Q
period 2015-03-31
UONLIVE CORP
filed 2015-05-14
CIK 1081834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 7, 2015, there were 1,996,355 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

UONLIVE CORPORATION

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

UONLIVE CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 (Audited)	F-2

Condensed Consolidated Statements of Operations And Comprehensive Loss for the Three Months Ended March 31, 2015 and 2014	F-3

Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2015 and 2014	F-4

Condensed Consolidated Statement of Stockholders’ Deficit for the Three Months ended March 31, 2015	F-5

Notes to Condensed Consolidated Financial Statements	F-6 to F-10

UONLIVE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2015 AND DECEMBER 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$236	$236

TOTAL ASSETS	$236	$236

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$85,042	$72,000
Amounts due to shareholders	3,179,568	3,122,700

Total current liabilities	3,264,610	3,194,700

Long-term liabilities:
Note payable to a shareholder	167,623	167,554

Total liabilities	3,432,233	3,362,254

Commitments and contingencies

Stockholders’ deficit:
Series A, Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding, respectively	500	500
Common stock, $0.001 par value; 200,000,000 shares authorized; 1,996,355 shares issued and outstanding, respectively	1,996	1,996
Additional paid-in capital	197,570	197,570
Accumulated other comprehensive loss	(7,982)	(6,630)
Accumulated deficits	(3,624,081)	(3,555,454)

Total stockholders’ deficit	(3,431,997)	(3,362,018)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$236	$236

See accompanying notes to the condensed consolidated financial statements.

UONLIVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2015	2014

Revenue, net	$-	$-

Operating expenses:
Consulting and professional fee	60,935	2,000
General and administrative	7,692	-

Total operating expenses	68,627	2,000

LOSS BEFORE INCOME TAXES	(68,627)	(2,000)

Income tax expense	-	-

NET LOSS	$(68,627)	$(2,000)

Other comprehensive income:
- Foreign currency translation (loss) gain	(1,352)	930

COMPREHENSIVE LOSS	$(69,979)	$(1,070)

Net loss per share – Basic and diluted	$(0.03)	$(0.00)

Weighted average common shares outstanding – Basic and diluted	1,996,355	1,996,355

See accompanying notes to the condensed consolidated financial statements.

UONLIVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2015	2014
Cash flow from operating activities:
Net loss	$(68,627)	$(2,000)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	13,042	2,000

Net cash used in operating activities	(55,585)	-

Cash flows from financing activities:
Advances from a shareholder	55,585	-

Net cash provided by financing activities	55,585	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	236	236

CASH AND CASH EQUIVALENTS, END OF PERIOD	$236	$236

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to the condensed consolidated financial statements.

UONLIVE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Series A Convertible preferred stock		Common stock		Additional paid	Accumulated	Accumulated other comprehensive	Total stockholders’
	No. of shares	Amount	No. of shares	Amount	in capital	deficit	loss	deficit

Balance as of January 1, 2015	500,000	$500	1,996,355	$1,996	$197,570	$(3,555,454)	$(6,630)	$(3,362,018)

Net loss for the period	-	-	-	-	-	(68,627)	-	(68,627)

Foreign currency translation adjustment	-	-	-	-	-	-	(1,352)	(1,352)

Balance as of March 31, 2015	500,000	$500	1,996,355	$1,996	$197,570	$(3,624,081)	$(7,982)	$(3,431,997)

See accompanying notes to the condensed consolidated financial statements.

UONLIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

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

In the opinion of management, the consolidated balance sheet as of December 31, 2014 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2015 or for any future periods.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2014.

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

For the three months ended March 31, 2015, the Company has incurred a continuous loss of $68,627 with an accumulated deficit of $3,624,081 as of that date. The continuation of the Company is dependent upon the continuing financial support of shareholders. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2015

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

For the three months ended March 31, 2015 and 2014, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2015, the Company did not have any significant unrecognized uncertain tax positions.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2015

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective period:

	March 31, 2015	March 31, 2014
Period-end HK$:US$1 exchange rate	7.7542	7.7570
Period average HK$:US$1 exchange rate	7.7553	7.7587

●	Related parties

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

FOR THE THREE MONTHS ENDED MARCH 31, 2015

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

NOTE－5     AMOUNT DUE TO AND NOTE PAYBLE TO A SHAREHOLDER

(a)     Amounts due to stockholders

As of March 31, 2015, the balances represented temporary advances made by shareholders for working capital purposes, which were unsecured, interest-free with no fixed terms of repayment.

(b)     Note payable to a shareholder

As of March 31, 2015, the note payable due to a major shareholder, Mr. Samuel Tsun, was unsecured, interest free and not repayable within the next twelve months.

NOTE－6     INCOME TAXES

The Company generated an operating loss for the three months ended March 31, 2015 and 2014 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

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

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to Hong Kong Profits Tax at the statutory rate of 16.5% on its assessable income for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015, the Company has generated no operating income, with approximately $2,438,982 of net operating loss carryforwards for Hong Kong tax purpose at no expiration.

UONLIVE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Deferred tax assets:
Net operating loss carryforwards
- United States of America (local)	$24,019	$-
- Hong Kong	402,432	403,117
Less: valuation allowance	(426,451)	(403,117)

Net deferred tax assets	$-	$-

As of March 31, 2015, the Company has provided for a full valuation allowance against the deferred tax assets of $402,432 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the three months ended March 31, 2015, the valuation allowance is increased by $23,334 primarily relating to net operating loss carryforwards from the local and foreign tax regime.

NOTE－7     RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2015 and 2014, the Company utilized office space owned by a stockholder of the Company, at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated Financial Statements of the Company for the three-month ended March 31, 2015 and related notes thereto.

THREE-MONTH PERIOD ENDED MARCH 31, 2015 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2014

 Operating Revenue

We recorded no consolidated revenue and consolidated gross loss for the three-month period ended March 31, 2015 which is the same as the same corresponding period in 2014. We do not anticipate receiving further revenue for so long as we have no operations.

Operating Expenses

Operating expenses for the three-month period ended March 31, 2015 increased to $68,627 from $2,000 in the corresponding period of 2014. The operating expenses were mainly consulting and professional fees which consisted of $60,935 and general and administrative expense accounted for $7,692. We are expecting approximately $100,000 of annual operating expense for the forthcoming years.

Impairment and Depreciation

During the three-month period ended March 31, 2015; we incurred zero depreciation expenses, which is the same as the corresponding period in 2014.

Net Loss/ Comprehensive loss

We incurred a net loss of $68,627 for the three-month period ended March 31, 2015, compared to $2,000 for the corresponding period in the year 2014, which was the result of an increase in operating expenses. We accounted for a comprehensive loss of $69,979 for the three-month period ended March 31, 2015 compared to a loss of $1,070 for the same corresponding period in 2014 resulting from an increase in net loss.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 2015, net cash used in operating activities was $55,585, which included a net loss of $68,627 and changes in operating assets and liabilities of $13,042 compared to zero net cash used for the same period in 2014. We accounted for $55,585 as advances from a shareholder for the three months ended March 31, 2015.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of March 31, 2015, and during the period prior to and including the date of this report, were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer and Chief Financial Officer concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of March 31, 2015.

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

Changes in Internal Controls over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, as amended (1)
3.2	By-laws of the Company (2)
3.3	Certificate of Designation for Series A Convertible Preferred Stock filed with the State of Nevada on March 26, 2008 (3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

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

UONLIVE CORPORATION

Date: May 14, 2015	By:	/s/ Tsun Sin Man Samuel
Tsun Sin Man Samuel
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 14, 2015	By:	/s/ Hui Chi Kit
Hui Chi Kit
Chief Financial Officer
(Principal Financial Officer)