Form 10-Q
period 2015-06-30
UONLIVE CORP
filed 2015-08-12
CIK 1081834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 6, 2015, there were 1,996,355 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

UONLIVE CORPORATION

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

UONLIVE CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 (Audited)	F-2

Condensed Consolidated Statements of Operations And Comprehensive Loss for the Three and Six Months ended June 30, 2015 and 2014	F-3

Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2015 and 2014	F-4

Condensed Consolidated Statement of Stockholders’ Deficit for the Six Months ended June 30, 2015	F-5

Notes to Condensed Consolidated Financial Statements	F-6 to F-10

UONLIVE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$72	$236

TOTAL ASSETS	$72	$236

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$62,589	$72,000
Amounts due to shareholders	3,226,383	3,122,700

Total current liabilities	3,288,972	3,194,700

Long-term liabilities:
Note payable to a shareholder	167,666	167,554

Total liabilities	3,456,638	3,362,254

Commitments and contingencies

Stockholders’ deficit:
Series A, Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized, 500,000 shares issued and outstanding, respectively	500	500
Common stock, $0.001 par value; 200,000,000 shares authorized; 1,996,355 shares issued and outstanding, respectively	1,996	1,996
Additional paid-in capital	197,570	197,570
Accumulated other comprehensive loss	(8,828)	(6,630)
Accumulated deficits	(3,647,804)	(3,555,454)

Total stockholders’ deficit	(3,456,566)	(3,362,018)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$72	$236

See accompanying notes to the condensed consolidated financial statements.

UONLIVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

REVENUES, NET	$-	$-	$-	$-

COST OF REVENUE	-	-	-	-

GROSS LOSS	-	-	-	-

Operating expenses:
Consulting and professional fee	23,171	2,000	84,270	4,000
General and administrative	388	14	8,080	14
Total operating expenses	23,559	2,014	92,350	4,014

LOSS BEFORE INCOME TAXES	(23,559)	(2,014)	(92,350)	(4,014)

Income tax expense	-	-	-	-

NET LOSS	$(23,559)	$(2,014)	$(92,350)	$(4,014)

Other comprehensive loss:
- Foreign currency translation loss	(846)	(2,494)	(2,198)	(1,564)

COMPREHENSIVE LOSS	$(24,405)	$(4,508)	$(94,548)	$(5,578)

Net loss per share – basic and diluted	$(0.01)	$(0.00)	$(0.05)	$(0.00)

Weighted average common shares outstanding – basic and diluted	1,996,355	1,996,355	1,996,355	1,996,355

See accompanying notes to the condensed consolidated financial statements.

UONLIVE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2015	2014
Cash flow from operating activities:
Net loss	$(92,350)	$(4,014)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	7,589	4,000

Net cash used in operating activities	(84,761)	(14)

Cash flows from financing activities:
Advance from shareholders	84,597	14

Net cash provided by financing activities	84,597	14

Effect of exchange rate change on cash and cash equivalents	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(164)	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	236	236

CASH AND CASH EQUIVALENTS, END OF PERIOD	$72	$236

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to the condensed consolidated financial statements

UONLIVE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Series A Convertible preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	No. of shares	Amount	No. of shares	Amount	capital	loss	deficit	deficit

Balance as of January 1, 2015	500,000	$500	1,996,355	$1,996	$197,570	$(6,630)	$(3,555,454)	$(3,362,018)

Net loss for the period	-	-	-	-	-	-	(92,350)	(92,350)

Foreign currency translation adjustment	-	-	-	-	-	(2,198)	-	(2,198)

Balance as of June 30, 2015	500,000	$500	1,996,355	$1,996	$197,570	$(8,828)	$(3,647,804)	$(3,456,566)

See accompanying notes to the condensed consolidated financial statements

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

In the opinion of management, the consolidated balance sheet as of December 31, 2014 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2015 or for any future periods.

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

For the six months ended June 30, 2015, the Company has incurred a net loss of $92,186 and experienced negative cash flows from operations of $84,597 with an accumulated deficit of $3,647,640 as of that date. The continuation of the Company is dependent upon the continuing financial support of shareholders. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

For the three and six months ended June 30, 2015 and 2014, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2015, the Company did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective period:

	June 30, 2015	June 30, 2014
Period-end HK$:US$1 exchange rate	7.7522	7.7511
Period average HK$:US$1 exchange rate	7.7535	7.7557

●	Segment reporting

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The guidance was effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years. In recent re-deliberations, the FASB approved a one-year deferral of the effective date of this guidance, such that it will be effective on January 1, 2018. Early adoption is not permitted.The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated financial statements, but does not expect the impact to be material.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period (Topic 718)”. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the potential impacts of the new standard on its existing share-based compensation plans, but does not expect the impact to be material.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 addresses management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. This guidance is effective for fiscal years ending after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated financial statements, but does not expect the impact to be material.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30)” which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated financial statements, but does not expect the impact to be material.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated financial statements, but does not expect the impact to be material.

NOTE－5     AMOUNT DUE TO AND NOTE PAYBLE TO A SHAREHOLDER

(a)     Amounts due to shareholders

As of June 30, 2015, the balances represented temporary advances made by two major shareholders, for working capital purposes, which were unsecured, interest-free with no fixed terms of repayment.

(b)     Note payable to a shareholder

As of June 30, 2015, the note payable due to a major shareholder, Mr. Samuel Tsun, was unsecured, interest free and not repayable within the next twelve months.

NOTE－6     INCOME TAXES

The Company generated an operating loss for the six months ended June 30, 2015 and 2014 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

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

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to Hong Kong Profits Tax at the statutory rate of 16.5% on its assessable income for the six months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015, the Company has generated no operating income, with approximately $2,439,612 of net operating loss carryforwards for Hong Kong tax purpose at no expiration.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Deferred tax assets:
Net operating loss carryforwards
- United States of America (local)	48,162	-
- Hong Kong	402,536	403,117
Less: valuation allowance	(450,698)	(403,117)

Net deferred tax assets	$-	$-

As of June 30, 2015, the Company has provided for a full valuation allowance against the deferred tax assets of $450,698 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the six months ended June 30, 2015, the valuation allowance is increased by $47,581, primarily relating to net operating loss carryforwards from the foreign tax regime.

NOTE－7     RELATED PARTY TRANSACTIONS

For the three and six months ended June 30, 2015 and 2014, the Company utilized office space owned by a stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated Financial Statements of the Company for the three-month and six-month periods ended June 30, 2015 and related notes thereto.

THREE-MONTH PERIOD ENDED JUNE 30, 2015 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2014

Operating Revenue

We recorded no consolidated revenue and consolidated gross loss for the three-month period ended June 30, 2015 and the same corresponding period in 2014 as we are a shell company without any operations to generate revenue. We do not anticipate receiving further revenue for so long as we have no operations.

Operating Expenses

Operating expenses for the three-month period ended June 30, 2015 increased to $23,559 from $2,014 in the corresponding period of 2014, reflecting a fee for consulting and professional services Operating expenses consisted of consulting and professional fees of $23,171 and general and administrative expenses of $388. We are expecting approximately $100,000 of annual operating expense for the forthcoming years.

Impairment and Depreciation

During the three-month period ended June 30, 2015; we incurred zero depreciation expenses, which is the same as the corresponding period in 2014.

Net Loss/ Comprehensive Loss

We incurred a net loss of $23,559 for the three-month period ended June 30, 2015, compared to $2,014 for the corresponding period in the year 2014. We accounted for a comprehensive loss of $24,405 for the three-month period ended June 30, 2015 after an adjustment on the foreign currency translation, compared to $4,508 for the same corresponding period in 2014.

SIX-MONTH PERIOD ENDED JUNE 30, 2015 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2014

Operating Revenue

We recorded no consolidated revenue and consolidated gross loss for the six-month period ended June 30, 2015 and the same corresponding period in 2014 as we are a shell company. We do not anticipate receiving further revenue for so long as we have no operations.

Operating Expenses

Operating expenses for the six-month period ended June 30, 2015 increased by $88,336 to $92,350 which consists of $84,270 in consulting and professional fees and general and administrative expenses of $8,080. We are expecting approximately $100,000 of annual operating expense for the forthcoming years.

Impairment and Depreciation

We incurred no depreciation expenses during the six-month period ended June 30, 2015 and 2014.

Net Loss/Comprehensive Loss

We incurred a net loss of approximately $92,350 for the six-month period ended June 30, 2015, an increase of approximately $88,336 from the corresponding period in the year 2014 due to the increase in operating expenses. We accounted for a comprehensive loss of approximately $94,548 for the six-month period ended June 30, 2015 compared to a comprehensive loss of approximately $5,578 for the same period in 2014.

LIQUIDITY AND CAPITAL RESOURCES

During the six-month period ended June 30, 2015, net cash used in operating activities was $84,761, which included a net loss of $92,350 offset by an increase in accounts payable and accrued liabilities of $7,589 compared to net cash used in operating activities of $14 for the same period in 2014. Net cash provided by financing activities was $84,597 and $14 for the six-month periods ended June 30, 2015 and 2014, respectively, which represented advances from a shareholder.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of June 30, 2015, and during the period prior to and including the date of this report, were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer and Chief Financial Officer concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of June 30, 2015.

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

Changes in Internal Controls over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

UONLIVE CORPORATION

Date: August 11, 2015	By:	/s/ Tsun Sin Man Samuel
Tsun Sin Man Samuel
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 11, 2015	By:	/s/ Hui Chi Kit
Hui Chi Kit
Chief Financial Officer
(Principal Financial Officer)