Form 10-Q
period 2021-03-31
UONLIVE CORP
filed 2021-05-14
CIK 1081834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 000-26119

UNONLIVE CORPORATION.
(Exact name of small business issuer as specified in its charter)

Nevada	4832	87-0629754
State or other jurisdiction of incorporation or organization	Primary Standard Industrial Classification Number	IRS Employer Identification Number

1107, Lippo Centre Tower 1, 89 Queensway, Admiralty, Hong Kong

Tel: +1 (852) 3703-6155

(Address and telephone number of principal executive offices)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Non-accelerated filer	☒
Large accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 652,096,355 common shares issued and outstanding as of April 20, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Quarterly Report on Form 10-Q and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements in this Quarterly Report on Form 10-Q, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are the availability of working capital to fund our operations, the competitive market in which we operate, the efficient and uninterrupted operation of our computer and communications systems, our ability to generate a profit and execute our business plan, the retention of key personnel, our ability to protect and defend our intellectual property, the effects of governmental regulation, and other risks identified in the Registrant’s filings with the Securities and Exchange Commission from time to time.

In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Registrant, nor any other person, assumes responsibility for the accuracy and completeness of such statements. The Registrant is under no duty to update any of the forward-looking statements contained herein after the date of this Quarterly Report on Form 10-Q.

2

UONLIVE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

1.	PART 1 – FINANCIAL INFORMATION

2.	Item 1. Financial Statements

The accompanying interim consolidated financial statements of UONLIVE CORPORATION. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The interim consolidated financial statements should be read in conjunction with the company’s latest annual financial statements.

In the opinion of management, the consolidated financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

UONLIVE CORPORATION.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash	$2,758	$2,758
Prepaid expenses and other assets	584	2,334
Total current assets	3,342	5,092

TOTAL ASSETS	$3,342	$5,092

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	1,908	1,908
Loan payable – related party	124,107	99,343
Notes payable – related party	167,554	167,554
Total current liabilities	293,569	268,805

Commitments and Contingencies

STOCKHOLDERS’ DECIFIT
Series A Convertible Preferred stock, par value $0.001 per share; 2,000,000 shares authorized; 520,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	520	520
Series B Convertible Preferred stock, par value $0.001 per share; 1,000,000 shares authorized; 150,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	150	150
Preferred stock, par value $0.001 per share; 10,000,0000 shares authorized; 500,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	500	500
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 652,096,355 shares issued and outstanding at March 31, 2021 and December 31, 2020	652,096	652,096
Capital deficiency	(475,243)	(475,243)
Accumulated Deficit	(468,249)	(441,735)
Total stockholder’s deficit	(290,226)	(263,712)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,342	$5,092

The accompanying notes are an integral part of these consolidated financial statements.

UONLIVE CORPORATION.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended

	March 31,
	2021	2020

Operating expenses
General and administrative expenses	7,214	-
Professional fees	19,300	2,500
Total operating expense	26,514	2,500

Loss from operations	(26,514)	(2,500)

Other income (expense)
Interest income	-	-
Total other income	-	-

Net loss	$(26,514)	$(2,500)
Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	652,096,355	1,996,355

The accompanying notes are an integral part of these consolidated financial statements.

UONLIVE CORPORATION.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND MARCH 31, 2020

(Unaudited)

									Total
	Series A and B Preferred Stock		Preferred Stock		Common Stock		Capital	Accumulated	Stockholders'
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Deficiency	Deficit	Deficit

Balance - December 31, 2020	650,000	650	500,000	500	652,096,355	652,096	(475,243)	(441,735)	(263,712)

Net loss	-	-	-	-	-	-	-	(26,514)	(26,514)

Balance – March 31, 2021	670,000	$670	500,000	$500	652,096,355	$652,096	$(475,243)	$(468,249)	$(265,045)

The accompanying notes are an integral part of these consolidated financial statements.

UONLIVE CORPORATION.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND MARCH 31, 2020

(Unaudited)

									Total
	Series A and B Preferred Stock		Preferred Stock		Common Stock		Capital	Accumulated	Stockholders'
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Deficiency	Deficit	Deficit

Balance – December 31, 2019	150,000	$150	500,000	$500	1,996,355	$1,996	$3,350,120	$(3,520,320.00)	$(167,554)

Shares issued for services - Series B Preferred	650,000	650		-		-	43,829	-	44,479
Conversion of Series B Preferred stock to Common stock	(650,000)	(650)		-	650,000,000	650,000	(649,350)		-

Effect of Share exchange and reverse merger		-		-	100,000	100	(3,520,420)	3,451,328	(68,992)

Net loss	-	-	-	-	-	-	-	(2,500)	(2,500)

Balance - March 31, 2020	150,000	$150	500,000	$500	652,096,355	$652,096	$(775,821)	$(71,492)	$(194,567)

The accompanying notes are an integral part of these consolidated financial statements.

UONLIVE CORPORATION.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIOD

(Unaudited)

	For the Three Month Ended March 31,
	2021	2020
OPERATING ACTIVITIES:

Net Loss	$(26,514)	$(2,500)
Adjustments to reconcile net loss to net cash (used in) operating activities:

Shares issued for services	-	44,479

Effect of revere merger	-	(68,992)

Changes in assets and liabilities
Prepaid expense	1,750	(1,000)
Interest receivable	-	(1)
Accounts payable	-	1,908
Loan payable – related party	24,764	28,864
NET CASH PROVIDED BY OPERATING ACTIVITIES	-	2,758

NET INCREASE IN CASH	-	2,758

CASH – BEGINNING OF PERIOD	2,758	-
CASH – END OF PERIOD	$2,758	$2,758

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the periods for:
Interest	-	-
Taxes	-	-

Non-cash investing and financing activities:
Common stock issued in reverse merger	100	-

The accompanying notes are an integral part of these consolidated financial statements.

UONLIVE CORPORATION.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

Note 1 – Organization and basis of accounting

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts, balances and transactions have been eliminated in the consolidation.

Basis of Presentation and Organization

This summary of significant accounting policies of UONLIVE CORPORATION. (a development stage company) (“the Company”) is presented to assist in understanding the Company's consolidated financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying consolidated financial statements. The Company has realized minimal revenues from its planned principal business purpose and, accordingly, is considered to be in its development stage in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 915 (SFAS No. 7).  The Company has elected a fiscal year end of December 31.

Business Description

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

The Company ceased operations in early 2015. The Company has fully impaired all assets since the shutdown of its operations in 2015 and has recorded the effects of this impairment as part of its discontinued operations.

On June 15, 2018, the eight judicial District Court of Nevada appointed Small Cap Compliance, LLC as custodian for Uonlive Corporations., proper notice having been given to the officers and directors of Uonlive Corporation. There was no opposition.

On September 10, 2019, the Company filed a certificate of revival with the state of Nevada, appointing Raymond Fu as, President, Secretary, Treasurer and Director.

Reorganization and Share Exchange

On March 02, 2020, the Company entered into a Definitive Share Agreement whereby Raymond Fu, the sole shareholder of Asia Image Investment Limited (“Asia Image”), relinquished all his shares in Asia Image and acquired 100,000 shares of the Company. Consequently, Asia Image became a wholly-owned subsidiary of the Company.

Since the major shareholder of Uonlive retained control of both the Company and Asia Image, the share exchange was accounted for as a reverse merger. As such, the Company recognized the assets and liabilities of Asia Image, acquired in the Reorganization, at their historical carrying amounts.

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The Company is a development stage enterprise devoting substantial efforts to establishing a new business, financial planning, raising capital, and research into products which may become part of the Company’s product portfolio. The Company has not realized significant sales through since inception. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and, even if planned principal operations have commenced, revenues are insignificant.

The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital, or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 2 – Summary of significant accounting policies

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Employee Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718 Compensation - Stock Compensation (“ASC 718”). ASC 718 addresses all forms of share-based payment (“SBP”) awards including shares issued under employee stock purchase plans and stock incentive shares. Under ASC 718 awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations.

Subsequent Event

The Company evaluated subsequent events through the date when financial statements are issued for disclosure consideration.

Recent Accounting Pronouncements

In February 2016, the FASB issued an accounting standards update for leases. The ASU introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in the current accounting guidance as well as the FASB's new revenue recognition standard. However, the ASU eliminates the use of bright-line tests in determining lease classification as required in the current guidance. The ASU also requires additional qualitative disclosures along with specific quantitative disclosures to better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The pronouncement is effective for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, for nonpublic entities using a modified retrospective approach. Early adoption is permitted. The Company is still evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures and has not yet determined the method by which it will adopt the standard.

 Note 3- Going Concern

In early January 2020, an outbreak of a respiratory illness caused by the coronavirus was identified in Wuhan, China. As part of its effort to combat the virus, the government of China has placed travel restrictions throughout parts of China. This has resulted in some of the Company’s customers and suppliers being closed for an extended period or operating at significantly below their normal capacity and will also affect our suppliers that source some of their materials from China. The duration and intensity of this global health emergency and related disruptions is uncertain. The duration of this crisis and its impact on both the Company’s customers and supply chain is expected to have a material impact on the consolidated results of operations, cash flows and financial condition, but cannot be reasonably estimated at this time.

The accompanying consolidated financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 - Fair value of the Assets Acquired and the Liabilities Assumed

The following is the preliminary estimate of the fair value of the assets acquired and the liabilities assumed by Uonlive Corporation in the Share Exchange:

Dr. (Cr.)
Cash and cash equivalents	$162,068
Other payables and accrued expenses	(1,532)
Loan payable – related party	(229,528)
Net liabilities acquired	$(68,992)

Note 5 – Related party transactions

On June 15, 2018, the eight judicial District Court of Nevada appointed Small Cap Compliance, LLC as custodian for Uonlive Corporation., proper notice having been given to the officers and directors of Uonlive Corporation. There was no opposition.

On June 16, 2018, the Company filed a certificate of revival with the state of Nevada, appointing Small Cap Compliance as, President, Secretary, Treasurer and Director.

On March 02, 2020, the Company entered into a Definitive Share Agreement whereby Raymond Fu, the sole shareholder of Asia Image Investment Limited (“Asia Image”), relinquished all his shares in Asia Image and acquired 100,000 shares of the Company. Consequently, Asia Image became a wholly-owned subsidiary of the Company.

On May 26, 2020, the Company issued 650,000 shares of Series B Convertible Preferred Stock to Uonlive (Hong Kong) Limited for the provision of management services valued at $44,479. Mr. Raymond Fu, President, and Chief Executive Officer of the Company is also the indirect beneficial owner of Uonlive (Hong Kong) Limited.

Loan Payable-Related Party

As of March 31, 2021 and December 31, 2020 the Company has a loan payable of $99,342 and $124,107 to Mr. Raymond Fu, President and Chief Executive Officer of the Company, respectively. This loan is unsecured, non-interest bearing and it is repayable on demand.

Note Payable-Related Party

As of March 31, 2021 and December 31, 2020 the Company has a note payable of $167,554 to Mr. Raymond Fu, President and Chief Executive Officer of the Company. This note is unsecured, non-interest bearing and it is repayable on demand.

Note 7 – Common stock

On March 04, 2020, the Company issued 100,000 shares of common stock to a shareholder for a total price of $100 as part of the share exchange and reverse merger.

On June 08, 2020, the Company converted 650,000 Series B convertible Preferred Stock into 650,000,000 common stock.

As of March 31, 2021 and December 31, 2020, a total of 652,096,355 shares of common stock with par value $0.001 remain outstanding.

Note 8 – Preferred stock

Preferred Stock

On January 01, 2018 the Company created 1,000,000 shares of Series B Convertible Preferred Stock, out of the 1,000,000 shares that were already authorized. On September 07, 2018, the Company issued 150,000 shares of the Series B convertible preferred stock to Chuang Fu Qu Kuai Lian Technology (Shenzhen) Limited for services valued at $30,000.

On May 26, 2020, the Company issued 650,000 shares of Series B Convertible Preferred Stock to Uonlive (Hong Kong) Limited for the provision of management services valued at $44,479.

The following is a description of the material rights of our Series B Convertible Preferred Stock:

Each share of Series B convertible Preferred Stock shall have a par value of $0.001 per share. The Series B Preferred Stock shall vote on any matter that may from time to time be submitted to the Company’s shareholders for a vote, on a 1,000 for one basis. If the Company effects a stock split which either increases or decreases the number of shares of Common Stock outstanding and entitled to vote, the voting rights of the Series A shall not be subject to adjustment unless specifically authorized.

Each share of Series B Convertible Preferred Stock shall be convertible into 1,000 shares of Common Stock (“Conversion Ratio”), at the option of a Holder, at any time and from time to time, from and after the issuance of the Series C Preferred Stock.

In the event of any liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, subject to the rights of any existing series of Preferred Stock or to the rights of any series of Preferred Stock which may from time to time hereafter come into existence, the holders of the Series B Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Corporation to the holders of Common Stock by reason of their ownership thereof, an amount per share equal to the price per share actually paid to the Corporation upon the initial issuance of the Series B Preferred Stock (each, the “the Original Issue Price”) for each share of Series B Preferred Stock then held by them, plus declared but unpaid dividends. Unless the Corporation can establish a different Original Issue Price in connection with a particular sale of Series B Preferred Stock, the Original issue price shall be $0.001 per share for the Series B Preferred Stock. If, upon the occurrence of any liquidation, dissolution or winding up of the Corporation, the assets and funds thus distributed among the holders of the Series B Preferred Stock shall be insufficient to permit the payment to such holders of the full aforesaid preferential amounts, then, subject to the rights of any existing series of Preferred Stock or to the rights of any series of Preferred Stock which may from time to time hereafter come into existence, the entire assets and funds of the corporation legally available for distribution shall be distributed ratably among the holders of the each series of Preferred Stock in proportion to the preferential amount each such holder is otherwise entitled to receive.

The Series B Preferred Stock shares are nonredeemable other than upon the mutual agreement of the Company and the holder of shares to be redeemed, and even in such case only to the extent permitted by this Certificate of Designation, the Corporation’s Articles of Incorporation and applicable law.

Series B Preferred Stock shall be convertible, at the option of the holder thereof, at any time after the date of issuance of such share, at the office of the Corporation or any transfer agent for such stock, into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing the Original Issue Price of the Series B Preferred Stock by the Series B Conversion Price applicable to such share, determined as hereafter provided, in effect on the date the certificate is surrendered for conversion.

On October 07, 2020, the Company’s board of directors approved the creation of 2,000,000 shares of a Series A Preferred stock. On that same dated the Company issued 520,000 shares of its newly created Series A Preferred Stock to Uonlive (Hong Kong) Limtied as payment for management services provided valued at $222,027.

As of March 31, 2021 and December 31, 2020, the Company has 150,000 shares of Series B Convertible preferred shares and 1,020,000 Series A Convertible preferred shares outstanding

Note 9 – Subsequent Event

On March 1, 2021, the Company has 1,020,000 Series A Convertible Preferred Stock and 150,000 shares of Series B Convertible Preferred Stock outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statement notice

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In March 2020, the World Health Organization categorized Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The services we provide are currently designated an essential critical infrastructure business under the President’s COVID-19 guidance, the continued operation of which is vital for national public health, safety and national economic security. The extent of the impact of the COVID-19 outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, its impact on our customers and vendors, and the range of governmental and community reactions to the pandemic, which are uncertain and cannot be fully predicted at this time.

Management’s Plan of Operation

The following discussion contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

Overview

The Company’s current business objective is to seek a business combination with an operating company. We intend to use the Company’s limited personnel and financial resources in connection with such activities. The Company will utilize its capital stock, debt or a combination of capital stock and debt, in effecting a business combination. It may be expected that entering into a business combination will involve the issuance of restricted shares of capital stock. The issuance of additional shares of our capital stock:

●	may significantly reduce the equity interest of our stockholders;

●	will likely cause a change in control if a substantial number of our shares of capital stock are issued, and most likely will also result in the resignation or removal of our present officer and director; and

●	may adversely affect the prevailing market price for our common stock.

Similarly, if we issued debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenants were breached without a waiver or renegotiations of such covenants;

●	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

●	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Recent developments

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. Due to the outbreak and spread of COVID-19, the Company’s management and advisors responsible for financial reporting have experienced administrative delays, include travel restrictions and reduced work hours. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2021. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarter Report on Form 10-Q. These estimates may change, as new events occur, and additional information is obtained.

Results of operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Results Of Operations During The Three Months Ended March 31, 2021 As Compared To The Three Months Ended March 31, 2020

Revenue

For the three months ended March 31, 2021 and three months ended March 31, 2020, the Company generated no revenue.

Expenses

For the three months ended March 31, 2021 and March 31, 2020, we incurred operating expenses of $26,514 and $2,500, respectively. The increase in operating expenses is mainly due to an increase in professional fees associated accounting and auditing fees associated with the share exchange and reverse merger in March 2020.

Net Loss

For the three months ended March 31, 2021 we incurred a net loss of $26,514 and $2,500, respectively. The increase in operating expenses is mainly due to an increase in professional fees associated accounting and auditing fees associated with the share exchange and reverse merger in March 2020.

Liquidity and capital resources

Currently, we are relying on sales of our products. Currently, we pay costs associated with running a business on a day to day basis.

As of March 31, 2021, we had no cash on hand and current liabilities of $293,568. As of December 31, 2020, we had cash on hand of $2,758 and current liabilities of $268,804.

To the extent that our capital resources are insufficient to meet current or planned operating requirements, we will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. The Company has no current arrangements with respect to, or sources of, such additional financing and we do not anticipate that existing shareholders will provide any portion of our future financing requirements.

No assurance can be given that additional financing will be available when needed or that such financing will be available on terms acceptable to the Company. If adequate funds are not available, we may be required to delay or terminate expenditures for certain of its programs that it would otherwise seek to develop and commercialize. This would have a material adverse effect on the Company.

Off-balance sheet arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this document. Based on the evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of March 31, 2021 due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-12G filed with the SEC.

Limitations of the Effectiveness of Disclosure Controls and Internal Controls

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to March 31, 2021, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

THE EFFECTS OF THE RECENT COVID-19 CORONAVIRUS PANDEMIC ARE NOT IMMEDIATELY KNOWN, BUT MAY ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, LIQUIDITY, AND CASH FLOW.

Presently, the impact of COVID-19 has not shown any imminent adverse effects on our business. This notwithstanding, it is still unknown and difficult to predict what adverse effects, if any, COVID-19 can have on our business, or against the various aspects of same, or how COVID-19 will continue to effect the world as the virus case numbers rise and fall.

As of the date of this Annual Report, COVID-19 coronavirus has been declared a pandemic by the World Health Organization, has been declared a National Emergency by the United States Government. COVID-19 coronavirus caused significant volatility in global markets. The spread of COVID-19 coronavirus has caused public health officials to recommend precautions to mitigate the spread of the virus, especially as to travel and congregating in large numbers. In addition, certain countries, states and municipalities have enacted, quarantining and “shelter-in-place” regulations which severely limit the ability of people to move and travel and require non-essential businesses and organizations to close. While some places have lessened their “shelter-in-place” restrictions and travel bans, as they are removed there is no certainty that an outbreak will not occur, and additional restrictions imposed again in response.

It is unclear how such restrictions, which will contribute to a general slowdown in the global economy, will affect our business, results of operations, financial condition and our future strategic plans. Shelter-in-place and essential-only travel regulations could negatively impact us. The current status of COVID-19 coronavirus closures and restrictions could negatively impact our ability to receive funding from our existing capital sources as each business is and has been affected uniquely.

If any of our employees, consultant, customers, or visitors were to become infected we could be forced to close our operations temporarily as a preventative measure to prevent the risk of spread which could also negatively impact our ability to receive funding from our existing capital sources as each business is and has been affected uniquely

In addition, our headquarters are located in Hong Kong, China which experienced restrictions on individuals and business shutdowns as the result of COVID-19. It is unclear at this time how these restrictions will be continued and/or amended as the pandemic evolves. We are hopeful that COVID-19 closures will have only a limited effect on our operations.

GENERAL SECURITIES MARKET UNCERTAINTIES RESULTING FROM THE COVID-19 PANDEMIC.

Since the outset of the pandemic the United States and worldwide national securities markets have undergone unprecedented stress due to the uncertainties of the pandemic and the resulting reactions and outcomes of government, business and the general population. These uncertainties have resulted in declines in all market sectors, increases in volumes due to flight to safety and governmental actions to support the markets. As a result, until the pandemic has stabilized, the markets may not be available to the Company for purposes of raising required capital. Should we not be able to obtain financing when required, in the amounts necessary to execute on our plans in full, or on terms which are economically feasible we may be unable to sustain the necessary capital to pursue our strategic plan and may have to reduce the planned future growth and/or scope of our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Uonlive Corporation.

Date: May 13, 2021	By:	/s/ Raymond Fu
Raymond Fu
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Raymond Fu
Raymond Fu
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

