Form 10-Q
period 2021-06-30
UONLIVE CORP
filed 2021-08-16
CIK 1081834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

1113, Lippo Centre Tower 2, 89 Queensway, Admiralty, Hong Kong

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

Large accelerated filer	☐	Non-accelerated filer	☒
Large accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 652,096,355 common shares issued and outstanding as of August 13, 2021.

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

UONLIVE CORPORATION.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash	$2,758	$2,758
Prepaid expenses and other assets	5,334	2,334
Total current assets	8,092	5,092

Fixed assets, net of accumulated depreciation	1,288
TOTAL ASSETS	$9,380	$5,092

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	1,908	1,908
Loan payable – related party	162,058	99,342
Notes payable – related party	167,554	167,554
Total current liabilities	331,520	268,804

Commitments and Contingencies

STOCKHOLDERS’ DECIFIT
Series A Convertible Preferred stock, par value $0.001 per share; 2,000,000 shares authorized; 520,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	520	520
Series B Convertible Preferred stock, par value $0.001 per share; 1,000,000 shares authorized; 150,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	150	150
Preferred stock, par value $0.001 per share; 10,000,0000 shares authorized; 500,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	500	500
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 652,096,355 shares issued and outstanding at June 30, 2021 and December 31, 2020	652,096	652,096
Capital deficiency	(475,243)	(475,243)
Accumulated Deficit	(500,163)	(441,735)
Total stockholder’s deficit	(322,140)	(263,712)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,380	$5,092

The accompanying notes are an integral part of these consolidated financial statements.

UONLIVE CORPORATION.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Operating expenses
General and administrative expenses	4,413	50	11,627	50
Professional fees	27,500	63,873	46,800	66,373
Total operating expense	31,913	63,923	58,427	66,423

Loss from operations	(31,913)	(63,923)	(58,427)	(66,423)

Other income (expense)
	-	-	-	-
Total other income	-	-	-	-

Net loss	$(31,913)	$(63,923)	$(58,427)	$(66,423)
Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	652,096,355	652,096,355	652,096,355	652,096,355

The accompanying notes are an integral part of these consolidated financial statements.

UONLIVE CORPORATION.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND JUNE 30, 2020

(Unaudited)

	Series A and B Preferred Stock		Preferred Stock		Common Stock				Total
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Capital Deficiency	Accumulated Deficit	Stockholders' Deficit

Balance - December 31, 2020	650,000	650	500,000	500	652,096,355	652,096	(475,243)	(441,735)	(263,712)

Net loss	-	-	-	-	-	-	-	(26,514)	(26,514)

Balance – March 31, 2021	670,000	$670	500,000	$500	652,096,355	$652,096	$(475,243)	$(468,249)	$(265,045)

Net loss	-	-	-	-	-	-	-	(31,913)	(26,514)

Balance – June 30, 2021	670,000	$670	500,000	$500	652,096,355	$652,096	$(475,243)	$(500,162)	$(322,140)

The accompanying notes are an integral part of these consolidated financial statements.

UONLIVE CORPORATION.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND JUNE 30, 2020

(Unaudited)

	Series A and B Preferred Stock		Preferred Stock		Common Stock				Total
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Capital Deficiency	Accumulated Deficit	Stockholders' Deficit

Balance – December 31, 2019	150,000	$150	500,000	$500	1,996,355	$1,996	$3,350,120	$(3,520,320.00)	$(167,554)

Shares issued for services - Series B Preferred	650,000	650		-		-	43,829	-	44,479

Conversion of Series B Preferred stock to Common stock	(650,000)	(650)		-	650,000,000	650,000	(649,350)		-

Effect of Share exchange and reverse merger		-		-	100,000	100	(3,520,420)	3,451,328	(68,992)

Net loss	-	-	-	-	-	-	-	(2,500)	(2,500)

Balance - March 31, 2020	150,000	$150	500,000	$500	652,096,355	$652,096	$(775,821)	$(71,492)	$(194,567)

Net loss	-	-	-	-	-	-	-	(63,923)	(62,923)

Balance – June 30, 2020	150,000	$150	500,000	$500	652,096,355	$652,096	$(775,821)	$(135,415)	$(257,490)

The accompanying notes are an integral part of these consolidated financial statements.

UONLIVE CORPORATION.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIOD

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES:
Net Loss	$(58,427)	$(66,424)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Shares issued for services	-	44,479
Effect of revere merger	-	(68,992)
Changes in assets and liabilities
Prepaid expense	(3,000)	-
Accounts payable and accrued expenses	-	1,532
Loan payable – related party	62,715	251,473
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,288	162,068

Cash paid for fixed assets	(1,288)	-
NET CASH USED IN INVESTING ACTIVITIES	(1,288)	-

NET CHANGE IN CASH	-	162,068

CASH – BEGINNING OF PERIOD	2,758	-
CASH – END OF PERIOD	$2,758	$162,068
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the periods for:
Interest	-	-
Taxes	-	-

Non-cash investing and financing activities:
Common stock issued in reverse merger	-	100

The accompanying notes are an integral part of these consolidated financial statements.

UONLIVE CORPORATION.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

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

Loan Payable-Related Party

As of June 30, 2021 and December 31, 2020 the Company has a loan payable of $162,059 and $124,107 to Mr. Raymond Fu, President and Chief Executive Officer of the Company, respectively. This loan is unsecured, non-interest bearing and it is repayable on demand.

Note Payable-Related Party

As of June 30, 2021 and December 31, 2020 the Company has a note payable of $167,554 to Mr. Raymond Fu, President and Chief Executive Officer of the Company. This note is unsecured, non-interest bearing and it is repayable on demand.

Note 7 – Common stock

On March 04, 2020, the Company issued 100,000 shares of common stock to a shareholder for a total price of $100 as part of the share exchange and reverse merger.

On June 08, 2020, the Company converted 650,000 Series B convertible Preferred Stock into 650,000,000 common stock.

As of June 30, 2021 and December 31, 2020, a total of 652,096,355 shares of common stock with par value $0.001 remain outstanding.

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

As of June 30, 2021 and December 31, 2020, the Company has 150,000 shares of Series B Convertible preferred shares and 1,020,000 Series A Convertible preferred shares outstanding

Note 9 – Subsequent Event

None noted.

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

Recent developments

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. Due to the outbreak and spread of COVID-19, the Company’s management and advisors responsible for financial reporting have experienced administrative delays, include travel restrictions and reduced work hours. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at June 30, 2021. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarter Report on Form 10-Q. These estimates may change, as new events occur, and additional information is obtained.

Results of operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Results Of Operations During The Three Months Ended June 30, 2021 As Compared To The Three Months Ended June 30, 2020

Revenue

For the three months ended June 30, 2021 and three months ended June 30, 2020, the Company generated no revenue.

Expenses

For the three months ended June 30, 2021 and June 30, 2020, we incurred operating expenses of $31,913 and $63,923, respectively. The decrease in operating expenses is mainly due to the absence of preferred stock issuance of $44,479 for services which occurred during the three months ended June 30, 2020 but there was no such payment occurring during the three months ended June 30, 2020.

Net Loss

For the three months ended June 30, 2021 we incurred a net loss of $31,913 and $63,923, respectively. The decrease in net loss is mainly due to the absence of preferred stock issuance of $44,479 for services which occurred during the three months ended June 30, 2020 but there was no such payment occurring during the three months ended June 30, 2020.

 Results Of Operations During The Six Months Ended June 30, 2021 As Compared To The Six Months Ended June 30, 2020

Revenue

For the six months ended June 30, 2021 and six months ended June 30, 2020, the Company generated no revenue.

Expenses

For the six months ended June 30, 2021 and June 30, 2020, we incurred operating expenses of $58,427 and $66,423, respectively. The decrease in operating expenses is mainly due to the absence of preferred stock issuance of $44,479 for services which occurred during the six months ended June 30, 2020 but there was no such payment occurring during the six months ended June 30, 2020.

Net Loss

For the six months ended June 30, 2021 we incurred a net loss of $58,427 and $66,423, respectively. The decrease in net loss is mainly due to the absence of preferred stock issuance of $44,479 for services which occurred during the six months ended June 30, 2020 but there was no such payment occurring during the six months ended June 30, 2020.

Liquidity and capital resources

Currently, we are relying on sales of our products. Currently, we pay costs associated with running a business on a day to day basis.

As of June 30, 2021, we had no cash on hand and current liabilities of $331,520. As of December 31, 2020, we had cash on hand of $2,758 and current liabilities of $268,804.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this document. Based on the evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of June 30, 2021 due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-12G filed with the SEC.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to June 30, 2021, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

01.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

Uonlive Corporation.

Date: August 16, 2021	By:	/s/ Raymond Fu
Raymond Fu
Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Raymond Fu
Raymond Fu
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

