Form 10-Q
period 2021-09-30
UONLIVE CORP
filed 2021-11-15
CIK 1081834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

☐    Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 000-26119

UONLIVE CORPORATION.
(Exact name of small business issuer as specified in its charter)

Nevada	4832	87-0629754
State or other jurisdiction of incorporation or organization	Primary Standard Industrial Classification Number	IRS Employer Identification Number

1107, Lippo Centre Tower 1, 89 Queensway, Admiralty, Hong Kong 000-000

Tel: +1 (852) 3703-6155

(Address and telephone number of principal executive offices)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Securities registered pursuant to Section 12(b) of the Act: None

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 32,606,582 common shares issued and outstanding as of November 11, 2021.

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

UONLIVE CORPORATION.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash	$2,276	$2,758
Prepaid expenses and other assets	2,806	2,306
Total current assets	5,082	5,064

Fixed assets, net of accumulated depreciation	1,173
TOTAL ASSETS	$6,255	$5,064

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	9,408	1,907
Loan payable – related party	165,145	99,316
Notes payable – related party	167,554	167,554
Total current liabilities	342,107	268,777

Commitments and Contingencies

STOCKHOLDERS’ DECIFIT
Series A Convertible Preferred stock, par value $0.001 per share; 2,000,000 shares authorized; 520,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	520	520
Series B Convertible Preferred stock, par value $0.001 per share; 1,000,000 shares authorized; 150,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	150	150
Preferred stock, par value $0.001 per share; 10,000,0000 shares authorized; 500,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	500	500
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 32,606,582 shares issued and outstanding at September 30, 2021 and December 31, 2020	32,607	32,607
Capital deficiency	3,664,665	3,664,665
Accumulated Deficit	(4,034,294)	(3,962,155)
Total stockholder’s deficit	(335,852)	(263,713)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,255	$5,064

The accompanying notes are an integral part of these consolidated financial statements.

UONLIVE CORPORATION.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Operating expenses
General and administrative expenses	2,526	642	14,153	693
Professional fees	11,186	3,380	57,986	69,753
Total operating expense	13,712	4,022	72,139	70,446

Loss from operations	(13,712)	(4,022)	(72,139)	(70,446)

Other income (expense)	-	1	-	1

Total other income	-	1	-	1

Net loss	$(13,712)	$(4,021)	$(72,139)	$(70,445)
Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	32,606,582	32,606,582	32,606,582	32,606,582

The accompanying notes are an integral part of these consolidated financial statements.

UONLIVE CORPORATION.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND SEPTEMBER 30, 2020

(Unaudited)

									Total
	Series A and B Preferred Stock		Preferred Stock		*Common Stock		Capital	Accumulated	Stockholders'

	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Deficiency	Deficit	Deficit

Balance - December 31, 2020	650,000	650	500,000	500	32,606,582	32,607	3,664,665	(3,962,155)	(263,713)

Net loss	-	-	-	-	-	-	-	(26,514)	(26,514)
Balance – March 31, 2021	650,000	$650	500,000	$500	32,606,582	$32,607	$3,664,665	$(3,988,669)	$(290,226)

Net loss	-	-	-	-	-	-	-	(31,914)	(31,914)
Balance – June 30, 2021	650,000	$650	500,000	$500	32,606,582	$32,607	$3,664,665	$(4,020,583)	$(322,140)

Net loss	-	-	-	-	-	-	-	(13,712)	(13,712)
Balance – September 30, 2021	650,000	$650	500,000	$500	32,606,582	$32,607	$3,664,665	$(4,034,294)	$(335,852)

•      Balances have been retroactively adjusted to reflect 1 for 20 reverse stock spilt

The accompanying notes are an integral part of these consolidated financial statements.

UONLIVE CORPORATION.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND SEPTEMBER 30, 2020

(Unaudited)

									Total
	Series B Preferred Stock		Preferred Stock		Common Stock		Capital	Accumulated	Stockholders'
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Deficiency	Deficit	Deficit

Balance - December 31, 2019	150,000	150	500,000	500	101,582	102	3,352,014	(3,520,320)	(167,554)

Effect of Share exchange and reverse merger		-		-	5,000	5	(5)	(68,992)	(68,992)
Net loss	-	-	-	-	-	-	-	(2,500)	(2,500)
Balance - March 31, 2020	150,000	$150	500,000	$500	106,582	$107	$3,352,009	$(3,591,812)	$(239,046)
						-			-
Shares issued for services - Series B Preferred	650,000	650	-		-		43,829	-	44,479
Conversion of Series B Preferred stock to Common stock	(650,000)	(650)	-		32,500,000	32,500	(31,850)	-	-
Net loss	-	-	-	-	-	-	-	(63,923)	(63,923)
Balance - June 30, 2020	150,000	$150	500,000	$500	32,606,582	$32,607	$3,363,988	$(3,655,735)	$(258,490)

	-	-	-	-	-	-		-	-
Net loss	-	-	-	-	-	-	-	(4,021)	(4,021)
Balance - September 30, 2020	150,000	$150	500,000	$500	32,606,582	$32,607	$3,363,988	$(3,659,756)	$(262,512)

The accompanying notes are an integral part of these consolidated financial statements.

UONLIVE CORPORATION.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIOD

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES:

Net Loss	$(72,139)	$(70,445)
Adjustments to reconcile net loss to net cash (used in) operating activities:

Shares issued to related party for services	-	44,479

Depreciation expense	115	-

Effect of reverse merger		(68,992)
Changes in assets and liabilities
Prepaid expense	(499)	(2,500)
Interest receivable	-	(1)
Accounts payable and accrued expenses	7,500	1,532
Loan payable – related party	65,829	150,305
NET CASH PROVIDED BY OPERATING ACTIVITIES	806	54,378

Cash paid for fixed assets	(1,288)	-
NET CASH USED IN INVESTING ACTIVITIES	(1,288)	-

NET CHANGE IN CASH	(482)	54,378

CASH – BEGINNING OF PERIOD	2,758	-
CASH – END OF PERIOD	$2,276	$54,378

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the periods for:
Interest	-	-
Taxes	-	-

Non-cash investing and financing activities:
Common stock issued in reverse merger	-	-

The accompanying notes are an integral part of these consolidated financial statements.

UONLIVE CORPORATION.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

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

On May 14th, 2021, the Company approved a 1 for 20 reverse stock split.

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

The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. Currently, the Company has a cash balance of $2,276 as of September 30, 2021 and net loss from operation of $72,139 for the nine months ended September 30, 20. The Company also has an accumulated deficit $4,034,294 and negative working capital of $337,025. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital, or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 2 – Summary of significant accounting policies

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Fixed Assets

Fixed assets are stated at historical cost less accumulated depreciation. The historical cost of acquiring an item of fixed assets includes the costs necessarily incurred to bring it to the condition and location necessary for its intended use. Costs associated with repairs and maintenance are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates.

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

Note 4 - Fair value of the Assets Acquired and the Liabilities Assumed

The following is the final estimate of the fair value of the assets acquired and the liabilities assumed by Uonlive Corporation in the Share Exchange:

USD
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

On May 26, 2020, the Company issued 650,000 shares of Series B Convertible Preferred Stock and 520,000(series A convertible preferred stock to Uonlive (Hong Kong) Limited for the provision of management services valued at $54,586. Mr. Raymond Fu, President, and Chief Executive Officer of the Company is also the indirect beneficial owner of Uonlive (Hong Kong) Limited.

Loan Payable-Related Party

As of September 30, 2021 and December 31, 2020 the Company has a loan payable of $165,145 and $99,316 to Mr. Raymond Fu, President and Chief Executive Officer of the Company, respectively. This loan is unsecured, non-interest bearing and it is repayable on demand.

Note Payable-Related Party

As of September 30, 2021 and December 31, 2020 the Company has a note payable of $167,554 to Mr. Raymond Fu, President and Chief Executive Officer of the Company. This note is unsecured, non-interest bearing and it is repayable on demand.

Note 7 – Common stock

On March 04, 2020, the Company issued 100,000 shares of common stock to a shareholder for a total price of $100 as part of the share exchange and reverse merger.

On June 08, 2020, the Company converted 650,000 Series B convertible Preferred Stock into 650,000,000 common stock.

On May 14th, 2021, the Company approved a 1 for 20 reverse stock split.

As of September 30, 2021 and December 31, 2020, a total of 32,606,582 shares of common stock with par value $0.001 remain outstanding.

Note 8 – Preferred stock

Preferred Stock

On January 01, 2018 the Company created 1,000,000 shares of Series B Convertible Preferred Stock, out of the 1,000,000 shares that were already authorized. On September 07, 2018, the Company issued 150,000 shares of the Series B convertible preferred stock to Chuang Fu Qu Kuai Lian Technology (Shenzhen) Limited for services valued at $30,000.

On May 26, 2020, the Company issued 650,000 shares of Series B Convertible Preferred Stock to Uonlive (Hong Kong) Limited for the provision of management services valued at $54,586.

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

On October 07, 2020, the Company’s board of directors approved the creation of 2,000,000 shares of a Series A Preferred stock. On that same dated the Company issued 520,000 shares of its newly created Series A Preferred Stock to Uonlive (Hong Kong) Limtied as payment for management services provided valued at $290,990.

As of September 30, 2021 and December 31, 2020, the Company has 150,000 shares of Series B Convertible preferred shares and 1,020,000 Series A Convertible preferred shares outstanding

Note 9 – Subsequent Event

In accordance with ASC 855 the Company’s management reviewed all material events through the date these financial statements were available to be issued, there were no material subsequent events.

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

Recent developments

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. Due to the outbreak and spread of COVID-19, the Company’s management and advisors responsible for financial reporting have experienced administrative delays, include travel restrictions and reduced work hours. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at September 30, 2021. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarter Report on Form 10-Q. These estimates may change, as new events occur, and additional information is obtained.

Results of operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Results Of Operations During The Three Months Ended September 30, 2021 As Compared To The Three Months Ended September 30, 2020

Revenue

For the three months ended September 30, 2021 and three months ended September 30, 2020, the Company generated no revenue.

Expenses

For the three months ended September 30, 2021 and September 30, 2020, we incurred operating expenses of $13,712 and $4,022, respectively. The increase in operating expenses is mainly due to the absence of audit fees for services which occurred during the three months ended September 30, 2020 but there was no such payment occurring during the three months ended September 30, 2020.

Net Loss

For the three months ended September 30, 2021 we incurred a net loss of $13,712 and $4,022, respectively. The decrease in net loss is mainly due to the absence of preferred stock issuance of $44,479 for services which occurred during the three months ended September 30, 2020 but there was no such payment occurring during the three months ended September 30, 2020.

 Results Of Operations During The Nine Months Ended September 30, 2021 As Compared To The Nine Months Ended September 30, 2020

Revenue

For the nine months ended September 30, 2021 and nine months ended September 30, 2020, the Company generated no revenue.

Expenses

For the nine months ended September 30, 2021 and September 30, 2020, we incurred operating expenses of $72,139 and $70,446, respectively. The slight increase in operating expenses is mainly due to the increase in audit and accounting fees as a result of the having full nine months of accounting an audit which occurred during the nine months ended September 30, 2021 but there was not as much activity occurring during the nine months ended September 30, 2020.

Net Loss

For the nine months ended September 30, 2021 we incurred a net loss of $72,139 and $70,446, respectively. The slight increase in operating expenses is mainly due to the increase in audit and .accounting fees as a result of the having full nine months of accounting an audit which occurred during the nine months ended September 30, 2021 but there was not as much activity occurring during the nine months ended September 30, 2020.

Liquidity and capital resources

Currently, we are relying on sales of our products. Currently, we pay costs associated with running a business on a day to day basis.

As of September 30, 2021, we had cash on hand of $2,276 and current liabilities of $342,207. As of December 31, 2020, we had cash on hand of $2,758 and current liabilities of $268,777.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this document. Based on the evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of September 30, 2021 due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-12G filed with the SEC.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to September 30, 2021, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Uonlive Corporation.

Date: November __, 2021	By:	/s/ Raymond Fu
Raymond Fu
Chief Executive Officer (Principal Executive Officer)

Date: November __, 2021	By:	/s/ Raymond Fu
Raymond Fu
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

