Form 10-K
period 2021-12-31
UONLIVE CORP
filed 2022-04-14
CIK 1081834

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to____

Commission File Number: 000-26119

UONLIVE CORPORATION.

(Exact name of registrant as specified in its charter)

87-0629754

(I.R.S. employer identification number)

1107, Lippo Centre Tower 1, 89 Queensway, Admiralty, Hong Kong

 (Address of registrant’s principal executive offices)

Registrant’s telephone number, including area code: (852) 3703-6155

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common stock, par value $0.001 per share

Common Stock	UOLI	N/A
Title of each class	Ticker Symbol	Name of each exchange on which registered

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Non-accelerated filer	☒
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of April 12, 2022, the registrant had 32,606,582 shares of common stock issued and outstanding. The aggregate market value of common stock held by non-affiliates of the registrant as of April 8, 2022, based on the closing price of $4.50 for shares of the registrant’s common stock as reported by the OTC Markets on that date, was approximately $45,999. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

EXPLANATORY NOTE

As used in this Annual Report, the terms “we,” “us,” “our,” and words of like import, and the “Company” refer to UOnlive Corp. and all of our subsidiaries unless the context otherwise indicates or the context otherwise requires.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The statements herein, which are not historical facts, reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and our interpretation of what we believe to be significant factors affecting our business, including many assumptions about future events. Such forward-looking statements include statements regarding, among other things:

●	our ability to deliver, market and generate sales of our import services;

●	our ability to develop and/or introduce new import services;

●	our projected revenues, profitability and other financial metrics;

●	our future financing plans;

●	our anticipated needs for working capital;

●	the anticipated trends in our industry;

●	our ability to expand our sales and marketing capability;

●	acquisitions of other companies or assets that we might undertake in the future;

●	competition existing today or that will likely arise in the future; and

●	other factors discussed elsewhere herein.

Forward-looking statements, which involve assumptions and describe our plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “will,” “plan,” “could,” “target,” “contemplate,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these or similar words. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements because of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue the Company’s operations. These statements may be found under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report on Form 10-K generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, matters described in this Annual Report on Form 10-K.

In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will in fact occur.

Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason. Potential investors should not make an investment decision based solely on our projections, estimates or expectations.

The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. Such statements are presented only as some guide about future possibilities and do not represent assured events, and we anticipate that subsequent events and developments will cause our views to change. You should, therefore, not rely on these forward-looking statements as representing our views as of any date after the date of this Annual Report on Form 10-K.

This Annual Report on Form 10-K also contains estimates and other statistical data prepared by independent parties and by us relating to market size and growth and other data about our industry. These estimates and data involve a number of assumptions and limitations, and potential investors are cautioned not to give undue weight to these estimates and data. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Annual Report on Form 10-K. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results differing materially from those anticipated based on any forward-looking statements, even if new information becomes available in the future. Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available to us. Notwithstanding the above, because Section 27A of the Securities Act and Section 21E of the Exchange Act expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock, the safe harbor for forward-looking statements may not be available to us at certain times as we may be considered to be an issuer of penny stock.

3

PART I

ITEM 1. BUSINESS

History of Our Company

We were incorporated in the State of Nevada on January 29, 1998 under the name Weston International Development Corporation to conduct any lawful business, to exercise any lawful purpose and power, and to engage in any lawful act or activity for which corporations may be organized under the General Corporation Laws of Nevada. On July 28, 1998, its name was changed to Txon International Development Corporation.

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

The Company initially ceased operations in early 2015. The Company has fully impaired all assets since the shutdown of its operations in 2015 and recorded the effects of this impairment as part of its discontinued operations.

On May 2, 2017, Parure Capital was struck off the BVI Register of Companies for non-payment of annual fees. Therefore, Parure Capital was no longer a subsidiary of the Company.

On June 15, 2018, the Eighth Judicial District Court of Nevada appointed Small Cap Compliance, LLC (“Custodian”) as custodian for Uonlive Corporations., proper notice having been given to the officers and directors of Uonlive Corporation. There was no opposition.

On June 20, 2018, the Custodian appointed Rhonda Keaveney as CEO, Secretary, Treasurer and Director of the Company.

On August 7, 2018, the Company filed a certificate of reinstatement with the state of Nevada.

On September 7, 2018, the Company authorized the issuance of 1,000,000 shares of Convertible Series B Preferred Stock. Each one Convertible Series B Preferred Stock was entitled to be converted into 1,000 shares of common stock. Also, each one Convertible Series B Preferred Stock was entitled to 1,000 votes of common stock. 150,000 shares of Convertible Series B Preferred Stock were issued to Chuang Fu Qu Kuai Lian Technology (Shenzhen) Limited giving Chuang Fu Qu Kuai Lian Technology (Shenzhen) Limited the voting control of the Company.

Also on September 7, 2018, Raymond Fu was appointed as President, Chief Executive Officer, Secretary, Treasurer and member of our Board of Directors of the Company and Rhonda Keaveney resigned as Chief Executive Officer, Treasurer, Secretary, and member from the Board of Directors.

On December 6, 2018, the Eighth Judicial District Court of Nevada discharged Small Cap Compliance, LLC as custodian for Uonlive Corporations.

On April 10, 2019, pursuant to an Acquisition Agreement, the Company contracted to acquire 80% of the issued and outstanding capital stock of Truly Organic Limited, a Hong Kong based company (“Truly Organic”), specializing in organic agriculture certification consulting in South East Asia. However, Truly Organic was unable to provide financial statements capable of being audited by a PCAOB independent public accountant, as required in the Acquisition Agreement. Therefore, such acquisition did not close.

On January 13, 2020, Edwin Lun, the existing secretary of the Board of Directors resigned. On January 13, 2020, the Board of Directors accepted his resignation. Also on January 13, 2020, (i) Timothy Chee Yau Lam was appointed and consented to act as the new secretary of the Board of Directors and a member of the Board of Directors of the Company, (ii) Kwok Fai Thomas Yip was appointed and consented to act as a member of the Board of Directors of the Company, and (iii) Chi Wai Michael Woo was appointed and consented to act as a member of the Board of Directors of the Company.

On March 2, 2020, pursuant to a Definitive Share Exchange Agreement, Uonlive Corporation (the “Company”) acquired 100% of the issued and outstanding capital stock of Asia Image Investing Limited (“Asia Image”), a Hong Kong based company, specializing in trade, distribution, and consulting in Hong Kong in the tea industry. The Company issued 100,000 shares of common stock, representing 4.8% of the Company’s outstanding shares of common stock, calculated post-issuance in exchange for the 100% issued and outstanding capital stock of Asia Image Investing Limited.

Corporate Structure

On March 2, 2020, the Company entered into a Definitive Share Agreement whereby Mr. Raymond Fu, the sole shareholder of Asia Image Investment Limited, relinquished all his shares in Asia Image and acquired 100,000 shares of the Company. Consequently, Asia Image became a wholly-owned subsidiary of the Company.

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

On October 27, 2020, the Company appointed AJSH & Co LLP, a PCOAB registered firm as its independent registered accounting firm who performed the Company’s audit for the period ended December 31, 2019 and December 31, 2018.

AJSH & Co LLP also performed the audit for Asia Image Investment Limited for the periods ended December 31 2019, and December 31, 2018.

Business Overview

Previously, our main business had been operating an online radio station targeted at younger audience. However, we are in the period of transitioning into operating our business to the tea industry and international trade of commodities. We are a trading, distribution, and consultancy company with experience in China products with a focus on tea planting and sales, research and development. The company’s business scope includes partnering with tea plantations for tea production, such as Dongguan Gongxiang Tea Food Company Ltd and sales as well as agricultural tourism. Our production is focused primarily in pu-er tea.

We have experience in the China market and can leverage off that experience to bring together the various traditional products with customers using e-distribution channels. Our revenue streams are generated from the sale of such products throughout China.

We are expanding our business model by connecting traditional products through e-channels and using technological innovation as a driving force to connect end users to increase sales. The company intends to continuously expand the market share in the various products that it is involved in. It is committed to grow into one of the larger market players in the sphere.

We seek to grow our business by pursing the following strategies:

•	Increasing our customer base by using various e-distribution channels
•	offering high quality traditional products for repeat business
•	Expanding our lead generation services enabling the business to better engage their customers
•	Building our own custom e-channel distribution channel
•	Creating cross-selling synergies between the various suit of products and services being sold to the customers
•	Using a scalable business model to eliminate certain barriers and rapid growth

Industry Overview

The tea industry in China is a thriving market. The aggregate Revenue in the industry amounts to USD 92,684,000,000 of sales as at April 2020 and is expected to grow annually by 5.8%1.

Pursuant to statista.com, tea is the most consumed hot drink worldwide and the most consumed non-alcoholic beverage overall. It is especially important in Asia and Eastern Europe as well as in the United Kingdom. It serves the purpose of both caffeination and hydration. In China, tea has a much higher degree of prestige with upscale specialty products. Depending on the quality of the tea, a kilogram of tea in China can go for upwards of USD 100,0002.

1 Figures provided by Statista - https://www.statista.com/topics/4688/tea-industry-in-china/

2 See 1 above.

Given the prevalence of tea in China, combining it together with e-distribution channels can increase the industry growth and sales of the product.

Our Strategy

We intend to modernize and enhance the experience of China products by distributing our products through e-distribution channels. In addition to tea, the company plans on expanding into other areas and industries such as poultry breeding and sales, fruit seedling planting and sales.

Our business objective is to generate revenues based on the sale of the products and to maintain and grow a customer base based upon our internal database.

Our target market is the China consumer market as well as corporate clients. Given the importance of tea culture within China, being a consumable, this product becomes a staple for meetings in board rooms and at home as an everyday product.

The Company seeks to leverage management’s experience to expand its consumer base, starting with corporate clients.

Potential competitors

There will be an abundance of competitors in the market, given the highly competitive environment we operate in, from both existing competitors and new market entrants. The Company’s competitors include Urban Tea Inc., Maiji (“麦吉”), Luosennina (“罗森尼娜”), NAYUKI (“奈雪的茶”), and Chayanyuese (“茶颜悦色”), all of which are located in the Hunan province. However, given that this is a consumable product that is used daily, the market should able to absorb all such products.

Products

Currently our tea plantation partners offer a wide range of tea drinks. The products are focused on not only their taste but also their aesthetic presentation and health benefits. Our products are currently being offered via our managed stores. The product is produced, packaged and ready for consumption by our tea plantation partners in China.

Our goal is to be a leading brand of tea beverages in each city in which we currently and intend to operate, by selling the finest quality tea beverages and related products, as well as complementary food offerings, and by providing each customer with a pleasant and comfortable environment. The current products being offered by our tea plantation partners are being sold in Fujian, in China.

The main product being sold is Yunnan Chi Tse Beeng Cha, which is a type of pu-er tea.

Seasonality

The industry for the sale of tea-based beverages goes through a peak season from April to October, while the rest of the year is off-season. Moreover, seasonality includes adverse weather conditions and ordering during festive seasons, specifically Chinese New Year, where many of the factories may be closed. We have implemented a few measures to mitigate the impact of such seasonal fluctuations in sale, such as taking reserve stock to be sold during the off-season. As pu-er tea can be aged, keeping pu-er tea stock not only increases our inventory, but is also a good investment for later sales.

Management, Culture and Training

We are guided by a philosophy that recognizes customer service and the importance of delivering optimal performance.

Passion for Tea. We seek to recruit, hire, train, retain and promote qualified, knowledgeable and enthusiastic business partners who share our passion for tea and strive to deliver an extraordinary retail experience to our customers.

•	Extensive Training. We have specific training and certification requirements for potential business partners, including undergoing food handlers’ certification and foundational training. This process helps ensure that all team members educate our customers and execute our standards accurately and consistently. As team members progress to the assistant manager and manager levels, they undergo additional weeks of training in sales, operations and management.

Business and Strategic Partners

Currently, we are strategically aligned with Dongguan Gongxiang Tea Food Company Ltd, which is a tea plantation in Fujian that supplies the products mentioned above.

Licenses, Permits and Government Regulations

PRC Legal System

The PRC legal system is a civil law system based on the PRC Constitution and is made up of written laws, regulations and directives. Unlike in the US where the law built partly upon decisions of common law cases, court cases in the PRC do not constitute binding precedents. The governmental directives are organized in the following hierarchy.

The National People’s Congress of the PRC (“NPC”) and the Standing Committee of the NPC are empowered by the PRC Constitution to exercise the legislative power of the state. The NPC has the power to amend the PRC Constitution and to enact and amend primary laws governing the state organs and civil and criminal matters. The Standing Committee of the NPC is empowered to interpret, enact and amend laws other than those required to be enacted by the NPC.

The State Council of the PRC is the highest organ of state administration and has the power to enact administrative rules and regulations. Ministries and commissions under the State Council of the PRC are also vested with the power to issue orders, directives and regulations within the jurisdiction of their respective departments. Administrative rules, regulations, directives and orders promulgated by the State Council and its ministries and commissions must not be in conflict with the PRC Constitution or the national laws and, in the event that any conflict arises, the Standing Committee of the NPC has the power to annul such administrative rules, regulations, directives and orders.

At the regional level, the people’s congresses of provinces and municipalities and their standing committees may enact local rules and regulations and the people’s government may promulgate administrative rules and directives applicable to their own administrative area. These local laws and regulations may not be in conflict with the PRC Constitution, any national laws or any administrative rules and regulations promulgated by the State Council.

Rules, regulations or directives may be enacted or issued at the provincial or municipal level or by the State Council of the PRC or its ministries and commissions in the first instance for experimental purposes. After sufficient experience has been gained, the State Council may submit legislative proposals to be considered by the NPC or the Standing Committee of the NPC for enactment at the national level.

Governmental Regulations in Relation to the Company’s Businesses

Regulations Related to Retail

There are no separate mandatory legal provisions on the retail business model in the PRC. Companies and individual businesses may engage is the retail business as long as they have registered with the commerce departments in accordance with the laws such as the Regulation on Individual Industrial and Commercial Households and Administration of the Registration of Enterprises As Legal Persons, and include “retail” in the business scope on their business license.

Seasonality

We believe our operation and sales do not experience seasonality.

Off Balance Sheet Arrangements

We do not maintain off balance sheet arrangements.

Contractual Obligations and Commitments

As of December 31, 2021 and 2020, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2021 and 2020, and are included elsewhere in this registration statement.

Item 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide the information pursuant to this Item.

ITEM 2. PROPERTIES

Our mailing address is 1107, Tower 1, Lippo Centre, 89 Queensway, Admiralty, Hong Kong.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTC market "Pink Sheets" under the symbol UOLI. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Price Range
Period	High	Low
Year ended December 31, 2020
First Quarter	$0.21	0.10
Second Quarter	$0.22	0.10
Third Quarter	$0.60	0.30
Fourth Quarter	$11.00	3.045
Year Ended December 31, 2021:
First Quarter	$18.00	18.00
Second Quarter	$8.71	8.71
Third Quarter	$5.05	5.05
Fourth Quarter	4.95	4.95

Stockholders of Record

As of April 12, 2022, the Company has 147 recorded holders of our Common Stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Issuer Direct Corporation, One Glenwood Avenue, Suite 1001, Releigh, NC , is the transfer agent for our Common Stock.

Effective on August 11, 1993, the SEC adopted Rule 15g-9, which established the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks; and (ii) that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) states that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Common Stock

We are authorized to issue 1,000,000,000 common shares at a par value of $.001. As of February 21, 2022 there are 32,606,582 common shares outstanding. Each holder of Common Stock shall be entitled to one vote per share.

Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock at a par value of $0.001. Out of the 10,000,000 shares of preferred stock, we are authorized to issue 2,000,000 shares of Series A Preferred Stock and 1,000,000 shares of Series B Preferred Stock.

Series A Preferred Shares

The following is a description of the material rights of our Series A Convertible Preferred Stock: Each share of Series A convertible Preferred Stock shall have a par value of $0.001 per share. The Series A Preferred Stock shall vote on any matter that may from time to time be submitted to the Company’s shareholders for a vote, on a one for one basis. If the Company effects a stock split which either increases or decreases the number of shares of Common Stock outstanding and entitled to vote, the voting rights of the Series A shall not be subject to adjustment unless specifically authorized.

Each share of Series A Convertible Preferred Stock shall be convertible into one share of Common Stock (“Conversion Ratio”), at the option of a Holder, at any time and from time to time, from and after the issuance of the Series A Preferred Stock.

In the event of any liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, subject to the rights of any existing series of Preferred Stock or to the rights of any series of Preferred Stock which may from time to time hereafter come into existence, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Corporation to the holders of Common Stock by reason of their ownership thereof, an amount per share equal to the price per share actually paid to the Corporation upon the initial issuance of the Series A Preferred Stock (each, the “the Original Issue Price”) for each share of Series A Preferred Stock then held by them, plus declared but unpaid dividends. Unless the Corporation can establish a different Original Issue Price in connection with a particular sale of Series A Preferred Stock, the Original issue price shall be $0.001 per share for the Series A Preferred Stock. If, upon the occurrence of any liquidation, dissolution or winding up of the Corporation, the assets and funds thus

Dividends

Dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of our board of directors. We intend to retain earnings, if any, for use in our business operations and accordingly, the board of directors does not anticipate declaring any dividends prior to an acquisition transaction, nor can there be any assurance that any dividends will be paid following any acquisition.

Series B Preferred Shares

As of March 1, 2021, we have issued 800,000 shares of Series B Preferred Shares, with $0.001 par value per share. 650,000 of those Series B Preferred Shares have been converted to common stock leaving 150,000 Series B Preferred Shares.

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

Each share of Series B Convertible Preferred Stock shall be convertible into one thousand shares of Common Stock (“Conversion Ratio”), at the option of a Holder, at any time and from time to time, from and after the issuance of the Series B Preferred Stock.

In the event of any liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, subject to the rights of any existing series of Preferred Stock or to the rights of any series of Preferred Stock which may from time to time hereafter come into existence, the holders of the Series B Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Corporation to the holders of Common Stock by reason of their ownership thereof, an amount per share equal to the price per share actually paid to the Corporation upon the initial issuance of the Series B Preferred Stock (each, the “the Original Issue Price”) for each share of Series B Preferred Stock then held by them, plus declared but unpaid dividends. Unless the Corporation can establish a different Original Issue Price in connection with a particular sale of Series B Preferred Stock, the Original issue price shall be $0.001 per share for the Series B Preferred Stock. If, upon the occurrence of any liquidation, dissolution or winding up of the Corporation, the assets and funds thus

Dividends

Dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of our board of directors. We intend to retain earnings, if any, for use in our business operations and accordingly, the board of directors does not anticipate declaring any dividends prior to an acquisition transaction, nor can there be any assurance that any dividends will be paid following any acquisition.

Securities Authorized for Issuance under Equity Compensation Agreements

None.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2021 and 2020, we did not have sales of unregistered securities other than those already disclosed in the quarterly reports on Form 10-Q in the fiscal year of 2021 and current reports on Form 8-K.

Recent Purchases of Equity Securities by us and our Affiliated Purchasers

None.

Where You Can Find Additional Information

We are a reporting company and file annual, quarterly and current reports, proxy statements and other information with the SEC. For further information with respect to the Company, you may read and copy its reports, proxy statements and other information, at the SEC public reference rooms at 100 F. Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference rooms. The Company’s SEC filings are also available at the SEC’s web site at http://www.sec.gov.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The Company’s current business objective is to seek operate in the tea industry, including acting as a distributor. We intend to use the Company’s limited personnel and financial resources in connection with such activities.

Results Of Operations

During The Year Ended December 31, 2021 As Compared To The Year Ended December 31, 2020

Revenue

For the year ended December 31, 2021 and 2020, the Company generated no revenue.

Expenses

For the year ended December 31, 2021, the Company incurred $ 81,812 as total operating expenses which consists of $ 64,893 as professional fees which primarily includes audit and accounting fees. For the year ended December 31, 2020, the Company incurred $ 373,713 as total operating expenses which consists of $ 372,887 as professional fees which primarily includes fees for management services valued at $345,576 in consideration to which Convertible Preferred Stock has been issued to Uonlive (Hong Kong) Limited. Mr. Raymond Fu, President, and Chief Executive Officer of the Company is also the indirect beneficial owner of Uonlive (Hong Kong) Limited. Also refer note no. 8.

Net Loss

For the years ended December 31, 2021 we incurred a net loss of $81,812. For the years ended December 31, 2020 we incurred a net loss of $372,743. The decrease is due to the absence of stock based compensation for management services of $345,576 during the 2020 fiscal year.

Liquidity

Currently, we are relying on sales of our products. Currently, we pay costs associated with running a business on a day to day basis.

As of December 31, 2021, we had current assets of $56,085 which consists $52,279 cash on hand, and $3,806 prepaid expenses and current liabilities of $402,674. As of December 31, 2020, we had current assets of $5,092 which consists $2,758 cash on hand and $2,333 prepaid expenses and current liabilities of $268,777.

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

 Off-Balance Sheet Arrangements

As of December 31, 2020 and 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2021 and 2020, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2021 and 2020, and are included elsewhere in this registration statement.

paragraph on going concern.

Going concern assumption .

As of December 31, 2021 and 2020, we had accumulated deficits of approximately $4,043,966 and $3,962,155, respectively. Our directors are of the opinion that the preparation of these financial statements is based on a going concern and its basis has been stated in Note 3 to the financial statements. Should there be any problem in the going concern of us, all the assets and liabilities have to be stated at net realizable values.

Off-Balance Sheet Arrangements

We had no any off-balance sheet arrangements as of December 31, 2021 and 2020.

Seasonality

We believe our operation and sales do not experience seasonality.

Subsequent Events

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of the Company for the fiscal year ended December 31, 2021 and 2020 and the notes thereto are set forth on page F-1 through F-17 of this Annual Report. The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., or US GAAP, and pursuant to Regulation S-K as promulgated by the SEC. The financial statements have been prepared assuming the Company will continue as a going concern.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer/principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of December 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with US GAAP, including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm, regarding internal controls over financial reporting. Our internal control over financial reporting was not subject to such attestation as we are a smaller reporting company.

Changes in internal controls

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting .

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information regarding our directors and executive officers as of the date of this Annual Report. The Board is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Officers are elected by and serve at the discretion of the Board. To date we have not had an annual meeting. There are no family relationships between any of our directors or executive officers.

Name	Age	Position(s)
Raymond Fu	54	President, Treasurer, CEO, Secretary, Director
Timothy Lam Chee Yau	37	Secretary, Director
Michael Woo Chi Wai	54	Director

The following is a brief biography of each of our executive officers and directors:

FU, RAYMOND

Mr. Raymond Fu has more than 20 years of professional experience in operations, management and M&A in the finance industry. From 1993 until 2005, Mr Fu worked various roles at Triplenic Holdings Limited (now known as Fujian Group Limited (HKEX:181)), including as an executive director where he helped the group grow from a market value of 1 billion HKD to 300 billion HKD. From 2005 to present, Mr Fu has held his role as an executive director of Asia Image Investment Limited.

Mr Fu is also currently serving as the sole director and controlling shareholder of Uonlive (Hong Kong) Limited, a company incorporated in Hong Kong, since its incorporation on 22 May 2020. He is also the sole director and a shareholder of Chuang Fu Capital Equity CCI Capital Limited, a Hong Kong company, since its incorporation on 4 December 2018. Chuang Fu Capital Equity CCI Capital Limited is the sole shareholder of Chuang Fu Qu Kuai Technology (Shenzhen) Limited, a company incorporated in Shenzhen, China.

Mr. Fu has served in various public positions including President of the Lions Club and Honorary President of the New Territories Manufacturer's Association.

LAM, CHEE YAU TIMOTHY

Timothy was admitted as a lawyer in New South Wales, Australia in 2007. He is also admitted and a qualified lawyer in New Zealand and Hong Kong. Since 2019, he has been a Partner in a Hong Kong law firm and has experience across multiple jurisdictions including USA, Hong Kong, Australia, China, New Zealand, Thailand, Cayman Islands and the BVI. Timothy has worked in both domestic and international firms in Australia and Hong Kong.

Timothy has a Bachelors in Arts (Philosophy), Bachelors in Law, Masters in Law (Corporate and Finance), Masters in Industrial Property, Masters in Applied Law (Commercial Litigation), Masters in Strategic Public Relations, Masters in Buddhist Studies and a Masters in Buddhist Counselling.

Timothy has advised and acted for multiple listed companies in Hong Kong and Australia. He has also advised listed company board members on their obligations and has also advised high level corporate and governmental staff as to their duties in their roles.

Timothy is a Member of the Hong Kong Law Society, a Member of the NSW Law Society, a Governor to the Board of the Children’s Cancer Foundation and a Fellow of the Hong Kong Institute of Directors. He has acted on multiple boards in private companies in Australia and Hong Kong.

WOO, CHI WAI MICHAEL

Michael is a consultant and has over 20 years of specialized experience working for international financial institutions and large corporate enterprises. His experience spans across working for various listed companies in multi-jurisdictions including the USA, Singapore, Hong Kong, Australia and China. From 1997 to 1999, Michael joined the Australian listed company Zhongxiang Construction Group (ASX:CIH) as a deputy manager of project financing. In 2003 to 2008, Michael joined Hong Kong First Asia Financial Group (now known as National Investment Limited HKEX:1227) as a partner of the global capital markets team. From 2009 to 2013, Michael Joined the China Minmetals Securities as the International Capital Markets Operations Director. From 2017 to 2019, Michael joined the HSBC Financial Group Co., Ltd as a Chief Strategy Officer. He has been involved in multiple large-scale deals which include raising over 1 billion dollars’ worth of capital. He has also experience in managing companies at various levels including acting as a director for various company boards.

Committees of the Board of Directors

Our board of directors has not established any committees, including an audit committee, a compensation committee, a nominating committee or any committee performing a similar function. The functions of those committees are being undertaken by our Board members. Because we have only three directors and do not have any independent directors, the establishment of committees of the Board of Directors would not provide any benefits to our company and could be considered more form than substance.

Code of Ethics

We have not adopted a code of business conduct and ethics that applies to our directors, officers and all employees.

Family Relationships

There are no family relationships among the directors and executive officers of the Company.

Directors’ Compensation

We have not paid any cash compensation to our sole member of our Board of Directors for his service as our director.

The Company will reimburse its directors for reasonable expenses in connection with attendance at board and committee meetings. Directors will also be eligible to receive stock options offered by our company from time to time. No options have been granted to any director.

Involvement in Certain Legal Proceedings

To the best of our knowledge, our sole director or any executive officers have not, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance

The business and affairs of the Company are managed under our sole board member. In addition to the contact information in this Annual Report, each stockholder will be given specific information on how he/she can direct communications to the officers and directors of the Company at our annual stockholders meetings. All communications from stockholders are relayed to the board of member.

Role in Risk Oversight

Our sole director is primarily responsible for overseeing our risk management processes. The sole director receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The sole director focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the board’s appetite for risk. While the sole director oversees our company’s risk management, management is responsible for day-to-day risk management processes.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, requires our directors, officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. To our knowledge, based solely on review of the copies of such reports furnished to us, all Section 16(a) filings applicable to officers, directors and greater than 10% shareholders were timely made during fiscal year 2021.

ITEM 11. EXECUTIVE COMPENSATION

No executive compensation was paid during the fiscal years ended December 31, 2020 and 2021. The Company has no employment agreement with any of its officers and directors.

Agreements with Named Executive Officers

On March 2, 2020, the Company entered into a Definitive Share Agreement whereby Mr. Raymond Fu, the sole shareholder of Asia Image Investment Limited, an officer and director of the Company, relinquished all his shares in Asia Image and acquired 100,000 shares of the Company. Consequently, Asia Image became a wholly-owned subsidiary of the Company.

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

Compensation of Directors

For the fiscal years ended December 31, 2021 and 2020, we have not paid compensation to any of our directors.

Outstanding Equity Awards

There were no equity awards outstanding as of the end of the fiscal year ending December 31, 2021.

Compensation Policies and Practices as They Relate to the Company’s Risk Management

We believe that our current compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on us.

Equity Compensation Plan

The Company currently does not have any equity compensation plans; however, the Company is currently deliberating on implementing an equity compensation plan.

Directors’ and Officers’ Liability Insurance

The Company currently does not have insurance for directors and officers against liability; however, the Company is in the process of investigating the availability of such insurance.

Change of Control Compensatory Plans

As of December 31, 2021, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control of us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDERS MATTERS

The following table sets forth as of December 31, 2021 the number of shares of the Company’s common stock and preferred stock owned on record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s voting stock, and by each of the Company’s directors and executive officers and by all its directors and executive officers as a group.

List of Common stockholder

Name of Shareholder	Affiliation with Company	Address (State / Country)	Number of Shares	Holding %	Note
Continental Worldwide Holdings Pvt Ltd	N/A	Hong Kong	100,000	5.01%
Dragon Ace Gobal Limited	N/A	Hong Kong	700,000	35.06%
Stanford Gobal Capital Limited	N/A	Hong Kong	550,000	27.55%
Standford Gobal Capital Limited	N/A	Hong Kong	150,000	7.51%
Chi Hung Tsang	N/A	Hong Kong	121,713	6.10%
Raymond Fu	President / CEO/ Secretary / Treasurer / Director	Hong Kong	0	0%

List of Preference Shareholders-

Name of Shareholder	Affiliation with Company	Address (State / Country)	Number of Shares	Holding %	Nature of Preference shares	Notes
Dragon Ace Gobal Limited	N/A	Hong Kong	250,000	38.46%	Series A
Standford Gobal Capital Limited	N/A	Hong Kong	250,000	38.46%	Series A
Chuang Fu Qu Kuai Lian Technology (Shenzhen) Limited	N/A	Hong Kong	150,000	23.08%	Series B	2

The following table sets forth as of December 31, 2021 the number of shares of the Company’s common stock and preferred stock owned on record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s voting stock, and by each of the Company’s directors and executive officers and by all its directors and executive officers as a group.

List of Common stockholder

Name of Shareholder	Affiliation with Company	Address (State / Country)	Number of Shares	Holding %	Note
Raymond Fu	President / CEO/ Secretary / Treasurer / Director	Hong Kong	100,000	0.015%	1

Uonlive (Hong Kong) Limited	N/A	Hong Kong	650,000,000	99.679%	1

List of Preference Shareholders-

Name of Shareholder	Affiliation with Company	Address (State / Country)	Number of Shares	Holding %	Nature of Preference shares	Notes
Dragon Ace Gobal Limited	N/A	Hong Kong	250,000	21.37%	Series A
Standford Gobal Capital Limited	N/A	Hong Kong	250,000	21.37%	Series A
Chuang Fu Qu Kuai Lian Technology (Shenzhen) Limited	N/A	Hong Kong	150,000	12.82%	Series B	2
Uonlive (Hong Kong) Limited		Hong Kong	520,000	44.44%	Series A	3

The following table sets forth as of March 26, 2021 the number of shares of the Company’s common stock and preferred stock owned on record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s voting stock, and by each of the Company’s directors and executive officers and by all its directors and executive officers as a group.

List of Common stockholder

Name of Shareholder	Affiliation with Company	Address (State / Country)	Number of Shares	Holding %	Note
Uonlive (Hong Kong) Limited		Hong Kong	650,000,000	99%	[1]
Raymond Fu	President / CEO/ Secretary / Treasurer / Director	Hong Kong	100,000	0.015%

List of Preference shareholders-

Name of Shareholder	Affiliation with Company	Address (State / Country)	Number of Shares	Holding %	Nature of Preference shares	Note
Dragon Ace Gobal Limited	N/A	Hong Kong	250,000	21.37%	Series A
Standford Gobal Capital Limited	N/A	Hong Kong	250,000	21.37%	Series A
Chuang Fu Qu Kuai Lian Technology (Shenzhen) Limited	N/A	Hong Kong	150,000	12.82%	Series B	2
Uonlive (Hong Kong) Limited		Hong Kong	520,000	44.44%	Series A	3

1 Raymond Fu is the indirect beneficial owner of 650,000,000 of common stock of the Company through Uonlive (Hong Kong) Limited, of which Raymond Fu is the indirect beneficial owner of 99% of its share capital.2Raymond Fu is the indirect beneficial owner of 150,000 of preference shares of Company through Chuang Fu Qu Kuai Lian Technology (Shenzhen) Limited.

3 Raymond Fu is the indirect beneficial owner of 520,000 of preference shares of the Company through Uonlive (Hong Kong) Limited.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than compensation agreements and other arrangements described in “Management,” and our transactions described below, since our inception there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

●	in which the amount involved exceeded or will exceed $120,000; and

●	in which any current director, executive officer, holder of 5% or more of our shares of Common Stock on an as-converted basis or any member of their immediate family had or will have a direct or indirect material interest.

Related parties payable

On March 02, 2020, the Company entered into a Definitive Share Agreement whereby Raymond Fu, the sole shareholder of Asia Image Investment Limited (“Asia Image”), relinquished all his shares in Asia Image and acquired 100,000 shares of the Company. Consequently, Asia Image became a wholly-owned subsidiary of the Company.

On May 26, 2020 and October 10, 2020, the Company issued 650,000 (Series B Convertible Preferred Stock) and 520,000 (Series A Convertible Preferred Stock) Convertible Preferred Stock to Uonlive (Hong Kong) Limited for the provision of management services valued at $54,586 and $ 290,990 respectively. Mr. Raymond Fu, President, and Chief Executive Officer of the Company is also the indirect beneficial owner of Uonlive (Hong Kong) Limited.

Loan Payable-Related Party

As of December 31, 2021 and 2020 the Company has a loan payable of $170,712 and $99,316 to Mr. Raymond Fu, President and Chief Executive Officer of the Company, respectively. This loan is unsecured, non-interest bearing and it is repayable on demand.

Note Payable-Related Party

As of December 31, 2021 and 2020 the Company has a note payable of $167,554 to Mr. Raymond Fu, President and Chief Executive Officer of the Company. This note is unsecured, non-interest bearing and it is repayable on demand.

Director Independence

Since quotations for our Common Stock are entered on the pink sheet open market platform, which does not have director independence requirements, we do not have any independent directors.

ITEM 14. PRICINPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2021 and 2020, we were billed approximately $34,000 and $15,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2021 and 2020.

Tax Fees

For the Company’s fiscal years ended December 31, 2021 and 2020, we engaged our principal auditor, AJSH & Co LLP, and were billed approximately $nil and $nil, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2021 and 2020.

Effective May 6, 2003, the SEC adopted rules that require that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●	entered into pursuant to preapproval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our sole director preapproves all services provided by our independent registered public accounting firm. However, all of the above services and fees were reviewed and approved by the sole board member for the respective services were rendered.

ITEM 15. FINANCIAL STATEMENTS AND EXHIBITS

(a) FINANCIAL STATEMENTS. The following financial statements are included in this report:

(b) EXHIBITS. The following exhibits are included as part of this report:

The following exhibits are filed with this Form 10:

Exhibit No.	Description

2.1	Notice of Entry of Order, Eight Judicial District Court, Clark County, Nevada, Case No.: A-18-774165-P dated 19 June 2018 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference).

2.2	Notice of Entry of Order, Eight Judicial District Court, Clark County, Nevada, Case No.: A-18-774165-P dated 6 December 2018 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference).

2.3	Share Exchange Agreement, dated March 2, 2020, by and between Uonlive Corporation and Asia Image Investing Limited (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.1	Articles of Incorporation of Weston International Development Corporation dated January 21, 1998 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.2	Revised and Amended Articles of Incorporation of Txon International Development Corporation dated March 31, 1999 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.3	Written Consent of the Shareholders of Txon International Development Corporation dated August 18, 2000 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.4	Certificate of Amendment of Articles of Incorporation of Txon International Development Corporation dated September 15, 2000 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.5	Certificate of Reinstatement dated September 6, 2002 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.6	Certificate of Designation dated March 26, 2008 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.7	Certificate of Amendment filed August 1, 2008 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.8	Certificate of Amendment filed October 15, 2008 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.9	Certificate of Amendment filed August 17, 2009 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.10	Certificate of Reinstatement dated August 25, 2014 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.11	Certificate of Reinstatement dated August 7, 2018 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.12	Certificate of Amendment by Custodian filed September 10, 2018 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.13	Certificate of Designation filed September 10, 2018 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.14	Certificate of Change Pursuant to NRS 78.209 filed September 10, 2018 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.15	Certificate of Amendment dated June 4, 2020 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.16	Certificate of Amendment dated June 4, 2020 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.17	Certificate of Amendment to Designation - After Issuance of Class or Series dated November 9, 2020 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.18	Amended and Restated Bylaws of the Company.

10	General Contract for the Supply and Delivery of Goods, by and between the Company and Dongguan Gongxiang Tea Food Company Ltd., dated June 22, 2020 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

23	Consent of Independent Auditor

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document..
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

ITEM 16. FORM 10-K SUMMARY

None.

A-94/8, Wazirpur Industrial Area, Main Ring Road, Delhi-110052 Tel: +91 11 4559 6689 Web: www.ajsh.in Email: info@ajsh.in

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Uonlive Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Uonlive Corporation and its subsidiaries (collectively, the “Company”) as on December 31, 2021 and December 31, 2020, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $4,043,966 and working capital deficit of $346,589 as of December 31, 2021, and a working capital deficit of $263,713 as of December 31, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this uncertainty are also described in the Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of financial statement. We believe that our audits provide a reasonable basis for our opinion.

AJSH & CO. LLP

We have served as the Company’s auditor since 2019.

New Delhi, India

April 14, 2022

UONLIVE CORPORATION.

CONSOLIDATED BALANCE SHEETS

(Audited)

	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash	$52,279	$2,758
Prepaid expenses and other assets	3,806	2,306
Total current assets	56,085	5,064

Fixed assets, net of accumulated depreciation	1,065	-
TOTAL ASSETS	$57,150	$5,064

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	14,408	1,907
Loan payable – related party	170,712	99,316
Notes payable – related party	167,554	167,554
Contract liability	50,000	-
Total current liabilities	402,674	268,777

Commitments and Contingencies

STOCKHOLDERS’ DECIFIT
Series A Convertible Preferred stock, par value $0.001 per share; 2,000,000 shares authorized; 520,000 shares issued and outstanding at December 31, 2021 and 2020	520	520
Series B Convertible Preferred stock, par value $0.001 per share; 1,000,000 shares authorized; 150,000 shares issued and outstanding at December 31, 2021 and 2020	150	150
Preferred stock, par value $0.001 per share; 10,000,0000 shares authorized; 500,000 shares issued and outstanding at December 31, 2021 and 2020	500	500
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 32,606,355 shares issued and outstanding at December 31,2021 and 2020	32,607	32,607
Additional Paid in Capital	3,664,665	3,664,665
Accumulated Deficit	(4,043,966)	(3,962,155)
Total stockholder’s deficit	(345,524)	(263,713)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$57,150	$5,064

The accompanying notes are an integral part of these consolidated financial statements.

UONLIVE CORPORATION.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Audited)

	For the years ended

	December 31,
	2021	2020

Operating expenses
General and administrative expenses	16,919	826
Professional fees	64,893	372,887
Total operating expense	81,812	373,713

Loss from operations	(81,812)	(373,713)

Other income (expense)
Interest income	-	970
Total other income	-	970

Net loss	$(81,812)	$(372,743)
Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	32,606,582	248,783,555

The accompanying notes are an integral part of these consolidated financial statements.

UONLIVE CORPORATION.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Audited)

									Total
	Series A and B Preferred Stock		Preferred Stock		Common Stock		Capital	Accumulated	Stockholders'

	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Deficiency	Deficit	Deficit

Balance - December 31, 2019	150,000	150	500,000	500	101,582	102	3,352,014	(3,520,320)	(167,554)

Shares issued for services - Series B Preferred	650,000	650		-		-	43,829	-	54,586
Conversion of Series B Preferred stock to Common stock	(650,000)	(650)		-	32,500,000	32,500	(31,850)		-

Effect of Share exchange and reverse merger		-		-	5,000	5	(5)	(69,092)	(68,992)
Shares issued for services – Series A Preferred stock	520,000	520					300,678		290,990

Net loss	-	-	-	-	-	-	-	(372,743)	(372,743)

Balance – December 31, 2020	670,000	$670	500,000	$500	32,606,582	$32,607	$3,664,664	$(3,962,155)	$(263,713)

	-	-	-	-	-	-		-	-
Net loss	-	-	-	-	-	-	-	(81,812)	(81,812)

Balance - December 31, 2021	670,000	$670	500,000	$500	32,606,582	$32,607	$3,664,664	$(4,043,966)	$(345,524)

The accompanying notes are an integral part of these consolidated financial statements.

UONLIVE CORPORATION.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIOD

(Audited)

	For the Years Ended December 31,
	2021	2020
OPERATING ACTIVITIES:

Net Loss	$(81,812)	$(372,743)
Adjustments to reconcile net loss to net cash (used in) operating activities:

Preferred shares issued for services	-	345,577

Depreciation expense	224

Effect of revere merger	-	(68,992)

Changes in assets and liabilities
Prepaid expense	(1,499)	(2,306)
Interest receivable	(1)	(1)
Accounts payable	12,501	1,907
Loan payable – related party	71,396	99,316
Contract liability	50,000	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	50,809	2,758

Fixed asset purchase	(1,288)	-
NET CASH USED IN INVESTING ACTIVITIES	(1,288)	2,758

FOREIGN CURRENCY TRANSLATION	-	-

NET INCREASE IN CASH	49,521	2,758

CASH – BEGINNING OF PERIOD	2,758	-
CASH – END OF PERIOD	$52,279	$2,758

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the periods for:
Interest	-	-
Taxes	-	-

Non-cash investing and financing activities:
Common stock issued in reverse merger	-	100

The accompanying notes are an integral part of these consolidated financial statements.

UONLIVE CORPORATION.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Audited)

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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. On December 22, 2021, the Company entered into a purchase contract with a third party and subsequent sales contract with another third party. The Company did not recognize any inventory on this transaction as the risk of loss remains with the seller on this transaction and therefore no inventory was recorded by the Company. The Company has recognized a contract liability of $50,000 with the related to services which it will deliver within one year as a current liability.

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

Revenue Recognition

The Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to receive in exchange for those goods or services as per the contract with the customer. As a result, the Company accounts for revenue contracts with customers by applying the requirements of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (Topic 606), which includes the following steps:

●	Identify the contract(s), and subsequent amendments with the customer.
●	Identify all the performance obligations in the contract and subsequent amendments.
●	Determine the transaction price for completing performance obligations.
●	Allocate the transaction price to the performance obligations in the contract.
●	Recognize the revenue when, or as, the Company satisfies a performance obligation.

The Company adopted ASC 606 using the modified retrospective method applied to all contracts not completed as of January 1, 2018. The Company presents results for reporting periods beginning after January 1, 2018, under ASC 606 while prior period amounts are reported following legacy GAAP. In addition to the above guidelines, the Company also considers implementation guidance on warranties, customer options, licensing, and other topics. The Company takes into account revenue collectability, methods for measuring progress toward complete satisfaction of a performance obligation, warranties, customer options for additional goods or services, nonrefundable upfront fees, licensing, customer acceptance, and other relevant categories.

The Company accounts for a contract when the Company and the customer (‘parties’) have approved the contract and are committed to performing their respective obligations, where each party can identify their rights, obligations, and payment terms, the contract has commercial substance, and the Company will probably collect all of the consideration substantially. Revenue is recognized when, or as, performance obligations are satisfied by transferring control of the promised service to a customer. The Company fixes the transaction price for goods and services at contract inception. The Company’s standard payment terms are generally net 30 days and, in some cases, due upon receipt of the invoice.

The Company considers contract modification as a change in the scope or price (or both) of a contract that is approved by the parties. The parties describe contract modification as a change order, a variation, or an amendment. A contract modification exists when the parties to the contract approve a modification that either creates new or changes existing enforceable rights and obligations of the parties to the contract. The Company assumes a contract modification when approved in writing, by oral agreement, or implied by the customary business practice of the customer. If the parties to the contract have not approved a contract modification, the Company continues to apply the guidance to the existing contract until the contract modification is approved. The Company recognizes contract modification in various forms – including but not limited to partial termination, an extension of the contract term with a corresponding increase in price, adding new goods and/or services to the contract, with or without a corresponding change in price, and reducing the contract price without a change in goods or services promised.

For all its goods and services, at contract inception, the Company assesses the solutions or services, obligated in the contract with a customer to identify each performance obligation within the contract, and then evaluate whether the performance obligations are capable of being distinct and distinct within the context of the contract. Solutions and services that are not both capable of being distinct and distinct within the context of the contract are combined and treated as a single performance obligation in determining the allocation and recognition of revenue. For multi-element transactions, the Company allocates the transaction price to each performance obligation on a relative stand-alone selling price basis. The Company determines the stand-alone selling price for each item at the inception of the transaction involving these multiple elements.

For purposes of determining the transaction price, the Company assumes that the goods or services promised in the existing contract will be transferred to the customer. The Company assumes that the contract will not be canceled, renewed, or modified; therefore, the transaction price includes only those amounts to which the Company has rights under the present contract. For example, if the Company enters into a contract with a customer that has an original term of one year and the Company expects the customer to renew for a second year, the Company would determine the transaction price based on the original one-year term. When determining the transaction price, the Company first identifies the fixed consideration, which includes any nonrefundable upfront payment amounts.

 For purposes of allocating the transaction price, the Company allocates an amount that best represents consideration that the entity expects to receive for transferring each promised good or service to the customer. To meet the allocation objective, the Company allocates the transaction price to each performance obligation identified in the contract on a relative standalone selling price basis. In determining the standalone selling price, the Company uses the best evidence of the stand-alone selling price that the Company charges to similar customers in similar circumstances. In some cases, the Company uses the adjusted market assessment approach to determine the standalone selling price, where it evaluates the market in which it sells the goods or services and estimates the price that customers in that market would pay for those goods or services when sold separately.

The Company recognizes revenue when or as it transfers the promised goods or services in the contract. The Company considers the “transfers” the promised goods or services when, or as, the customer obtains control of the goods or services. The Company considers a customer “obtains control” of an asset when, or as, it can direct the use of, and obtain all the remaining benefits from, an asset substantially. The Company recognizes deferred revenue related to services which it will deliver within one year as a current liability. The Company presents deferred revenue related to services that the Company will deliver more than one year into the future as a non-current liability.

Provision for Income Taxes

 The provision for income taxes is determined using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based upon the temporary differences between the consolidated financial statement and income tax bases of assets and liabilities using the enacted tax rates that are applicable in each year.

 The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (“tax contingencies”). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely to be realized upon ultimate settlement.

The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments, and which may not accurately forecast actual outcomes. The Company includes interest and penalties related to tax contingencies in the provision of income taxes in the consolidated statements of operations. Management of the Company does not expect the total amount of unrecognized tax benefits to change in the next 12 months significantly.

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

There were other updates recently issued, most of which represent technical corrections to the accounting literature or application to specific industries or transactions that are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The Company has an accumulated deficit of $4,043,966 and a working capital deficit of $346,589, as of December 31, 2021, and a working capital deficit of $263,713 as of December 31, 2020. The accompanying consolidated financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

On May 26, 2020 and October 10, 2020, the Company issued 650,000 (Series B Convertible Preferred Stock) and 520,000 (Series A Convertible Preferred Stock) Convertible Preferred Stock to Uonlive (Hong Kong) Limited for the provision of management services valued at $54,586 and $ 290,990 respectively. Mr. Raymond Fu, President, and Chief Executive Officer of the Company is also the indirect beneficial owner of Uonlive (Hong Kong) Limited.

Loan Payable-Related Party

As of December 31, 2021 and 2020 the Company has a loan payable of $170,712 and $99,316 to Mr. Raymond Fu, President and Chief Executive Officer of the Company, respectively. This loan is unsecured, non-interest bearing and it is repayable on demand.

Note Payable-Related Party

As of December 31, 2021 and 2020 the Company has a note payable of $167,554 to Mr. Raymond Fu, President and Chief Executive Officer of the Company. This note is unsecured, non-interest bearing and it is repayable on demand.

Note 6 – Income taxes

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to 100% of the deferred tax asset has also been recorded resulting in no net deferred tax asset. The cumulative deferred tax asset for period ended December 31, 2021 is $17,180, which is calculated by multiplying a 21% estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

For the period ended December 31,	2021	2020
Book loss for the year	$(81,812)	$(372,743)

Permanent differences:
Stock based compensation	-	345,577
Tax loss for the year	(81,812)	(27,166)

Estimated effective tax rate	21%	21%
Deferred tax asset	$(17,180)	$(5,705)
Less: Valuation allowance	17,180	5,705
Net Deferred tax asset	$-	$-

Details for the last period are as follows:

For the period ended December 31,	2021	2020
Balance at beginning of year	$(5,705)	$-
Additions	(17,180)	(5,705)
Deductions	-	-
Balance at end of year	$(22,885)	$(5,705)

Rate Reconciliation:

For the year ended December 31,	2021	2020
Federal income tax at statutory rate	$-	$-
Temporary difference	(17,180)	(78,276)
Permanent difference	-	72,571
Change in Valuation Allowance	17,180	5,705
	$-	$-

Note 7 – Common stock

On March 04, 2020, the Company issued 100,000 shares of common stock to a shareholder for a total price of $100 as part of the share exchange and reverse merger.

On June 08, 2020, the Company converted 650,000 Series B convertible Preferred Stock into 650,000,000 common stock.

On May 14th, 2021, the Company approved a 1 for 20 reverse stock split.

As of December 31, 2021 and 2020, a total of 32,606,582 shares of common stock with par value $0.001 remain outstanding.

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

As of December 31, 2021 and December 31, 2020, the Company has 150,000 shares of Series B Convertible preferred shares and 1,020,000 Series A Convertible preferred shares outstanding

Note 9 – Subsequent Event

The Company expects to commence the business operations from the first quarter of Year 2022 and during the first quarter ended March 31, 2022, the Company expects to recognize a revenue of $155,000 on the December 27, 2021 sales contract.

In accordance with ASC 855 the Company’s management reviewed all material events through the date these financial statements were available to be issued, there were no material subsequent events.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, hereunto duly authorized.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Uonlive Corporation.

Date: April 14, 2022	By:	/s/ Raymond Fu
Raymond Fu
Chief Executive Officer (Principal Executive Officer)

Date: April 14, 2022	By:	/s/ Raymond Fu
Raymond Fu
Chief Financial Officer (Principal Financial and Principal Accounting Officer)