Form 10-Q
period 2022-03-31
UONLIVE CORP
filed 2022-05-23
CIK 1081834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 32,606,582 common shares issued and outstanding as of May 17, 2022.

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

PART 1 – FINANCIAL INFORMATION

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

UONLIVE CORPORATION.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash	$463,450	$52,279
Advances to suppliers	129,900	-
Prepaid expenses and other assets	1,306	3,806
Total current assets	594,656	56,085

Fixed assets, net of accumulated depreciation	960	1,065
TOTAL ASSETS	$595,616	$57,150

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	32,165	14,408
Loan payable – related party	247,634	170,712
Notes payable – related party	167,554	167,554
Contract liability	495,752	50,000
Total current liabilities	943,105	402,674

Commitments and Contingencies	-	-

STOCKHOLDERS’ DECIFIT
Series A Convertible Preferred stock, par value $0.001 per share; 2,000,000 shares authorized; 520,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	520	520
Series B Convertible Preferred stock, par value $0.001 per share; 1,000,000 shares authorized; 150,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	150	150
Preferred stock, par value $0.001 per share; 10,000,0000 shares authorized; 500,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	500	500
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 32,606,582 shares issued and outstanding at March 31, 2022 and December 31, 2021	32,607	32,607
Additional Paid in Capital	3,664,665	3,664,665
Accumulated Deficit	(4,045,931)	(4,043,966)
Total stockholder’s deficit	(347,489)	(345,524)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$595,616	$57,150

The accompanying notes are an integral part of these consolidated financial statements.

UONLIVE CORPORATION.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021

Sales	155,000	-
Cost of sales	(124,000)	-
Gross profit	31,000

Operating expenses
General and administrative expenses	2,707	7,214
Professional fees	30,257	19,300
Total operating expense	32,964	26,514

Loss from operations	(1,964)	(26,514)

Net loss	$(1,964)	$(26,514)
Net loss per common share – basic and diluted	$0.00	$(0.00)
Weighted average common shares outstanding – basic and diluted	32,606,582	32,606,582

The accompanying notes are an integral part of these consolidated financial statements.

UONLIVE CORPORATION.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND MARCH 31, 2021

(Unaudited)

									Total
	Series A and B Preferred Stock		Preferred Stock		*Common Stock		Additional	Accumulated	Stockholders'

	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Paid in Capital	Deficit	Deficit

Balance - December 31, 2021	670,000	670	500,000	500	32,606,582	32,607	3,664,665	(4,043,966)	(345,524)

Net Loss	-	-	-	-	-	-	-	(1,964)	(1,964)
Balance – March 31, 2022	670,000	$670	500,000	$500	32,606,582	$32,607	$3,664,665	$(4,045,931)	$(347,489)

•	Balances have been retroactively adjusted to reflect 1 for 20 reverse stock spilt

The accompanying notes are an integral part of these consolidated financial statements.

UONLIVE CORPORATION.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND MARCH 31, 2021

(Unaudited)

									Total
	Series A and B Preferred Stock		Preferred Stock		*Common Stock		Additional	Accumulated	Stockholders'

	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Paid in Capital	Deficit	Deficit

Balance - December 31, 2020	670,000	670	500,000	500	32,606,582	32,607	3,664,665	(3,962,155)	(263,712)

Net loss	-	-	-	-	-	-	-	(26,514)	(26,514)
Balance – March 31, 2021	670,000	$670	500,000	$500	32,606,582	$32,607	$3,664,665	$(3,988,669)	$(290,226)

The accompanying notes are an integral part of these consolidated financial statements.

UONLIVE CORPORATION.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIOD

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES:

Net Loss	$(1,964)	$(26,514)
Adjustments to reconcile net loss to net cash (used in) operating activities:

Depreciation expense	105	-
Changes in assets and liabilities
Prepaid expense	2,499	1,750
Advances to suppliers	(129,900)
Accounts payable and accrued expenses	17,757	-
Loan payable – related party	76,922	24,764
Contract liability	445,752	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	411,171	-

None	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-

NET CHANGE IN CASH	411,171	-

CASH – BEGINNING OF PERIOD	52,279	2,758
CASH – END OF PERIOD	$463,450	$2,758

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the periods for:
Interest	-	-
Taxes	-	-

Non-cash investing and financing activities:
Common stock issued in reverse merger	-	-

The accompanying notes are an integral part of these consolidated financial statements.

UONLIVE CORPORATION.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND DECEMBER 31, 2021

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

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management makes its best estimate of the outcome for these items based on information available when the financial statements are prepared. Actual results could differ from those estimates.

Subsequent Event

The Company evaluated subsequent events through the date when financial statements are issued for disclosure consideration.

Recent Accounting Pronouncements

On December 18, 2019, the FASB issued ASU 2019-12, which modifies ASC 740 to simplify the accounting for income taxes. The ASU’s amendments are based on changes that were suggested by stakeholders as part of the FASB’s simplification initiative (i.e., the Board’s effort to reduce the complexity of accounting standards while maintaining or enhancing the helpfulness of information provided to financial statement users. This ASU was adopted by the Company on September 1, 2021. The Company evaluated and concluded that the adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2021, the FASB issued ASU 2021-04 in response EITF consensus. This ASU addresses how the issuer should account for modifications or exchanges of Freestanding Equity Classified Written Call Options. Freestanding written call options (such as warrants) are sometimes issued to enhance the marketability of a company’s debt or common stock offering. Some of these warrants are classified as equity in the issuer’s financial statements but are not accounted for as either stock compensation or derivatives. US GAAP does not address how the issuer should account for modifications of these instruments. The FASB has approved an EITF consensus to fill that void. Under the new guidance, if the modification does not change the instrument’s classification as equity, the company that issued the warrants accounts for the modification as an exchange of the original instrument for a new instrument. In general, if the fair value of the ‘new’ instrument is greater than the fair value of the ‘original’ instrument, the excess is recognized based on the substance of the transaction, as if the issuer had paid cash. The new rule is effective for fiscal years beginning after December 15, 2021 for both public and private companies. Transition is prospective. Early adoption is permitted, as discussed further below. The Company is evaluating whether this will have any impact of on its consolidated financial statements.

 Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or in management’s opinion will not have a material impact on the Company’s present or future consolidated financial statements.

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

The Company has an accumulated deficit of $4,045,931 and a working capital deficit of $348,449, as of March 31, 2022, and a accumulated deficit of $4,403,966 and a working capital deficit of $345,524 as of December 31, 2021. The accompanying consolidated financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 – Related party transactions

On March 02, 2020, the Company entered into a Definitive Share Agreement whereby Raymond Fu, the sole shareholder of Asia Image Investment Limited (“Asia Image”), relinquished all his shares in Asia Image and acquired 100,000 shares of the Company. Consequently, Asia Image became a wholly-owned subsidiary of the Company.

On May 26, 2020, the Company issued 650,000 shares of Series B Convertible Preferred Stock and 520,000 (series A convertible preferred stock to Uonlive (Hong Kong) Limited for the provision of management services valued at $54,586. Mr. Raymond Fu, President, and Chief Executive Officer of the Company is also the indirect beneficial owner of Uonlive (Hong Kong) Limited.

Loan Payable-Related Party

As of March 31, 2022 and December 31, 2021 the Company has a loan payable of $247,634 and $170,712 to Mr. Raymond Fu, President and Chief Executive Officer of the Company, respectively. This loan is unsecured, non-interest bearing and it is repayable on demand.

Note Payable-Related Party

As of March 31, 2022 and December 31, 2021 the Company has a note payable of $167,554 to Mr. Raymond Fu, President and Chief Executive Officer of the Company. This note is unsecured, non-interest bearing and it is repayable on demand.

Note 5 – Common stock

On March 04, 2020, the Company issued 100,000 shares of common stock to a shareholder for a total price of $100 as part of the share exchange and reverse merger.

On June 08, 2020, the Company converted 650,000 Series B convertible Preferred Stock into 650,000,000 common stock.

On May 28th, 2021, the Company approved a 1 for 20 reverse stock split.

As of March 31, 2022 and December 31, 2021, a total of 32,606,582 shares of common stock with par value $0.001 remain outstanding.

Note 6 – Preferred stock

Preferred Stock

On January 01, 2018, the Company created 1,000,000 shares of Series B Convertible Preferred Stock, out of the 1,000,000 shares that were already authorized. On September 07, 2018, the Company issued 150,000 shares of the Series B convertible preferred stock to Chuang Fu Qu Kuai Lian Technology (Shenzhen) Limited for services valued at $30,000.

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

As of March 31, 2022 and December 31, 2021, the Company has 150,000 shares of Series B Convertible preferred shares and 1,020,000 Series A Convertible preferred shares outstanding

Note 7 – Subsequent Event

In accordance with ASC 855 the Company’s management reviewed all material events through the date these financial statements were available to be issued, there was only one material subsequent event.

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

Recent developments

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. Due to the outbreak and spread of COVID-19, the Company’s management and advisors responsible for financial reporting have experienced administrative delays, include travel restrictions and reduced work hours. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2022. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarter Report on Form 10-Q. These estimates may change, as new events occur, and additional information is obtained.

Results of operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Results Of Operations During The Three Months Ended March 31, 2022 As Compared To The Three Months Ended March 31, 2021

Revenue

For the three months ended March 31, 2022 and three months ended March 31, 2021, the Company generated $155,000 of revenue and $0 revenue, respectively.

Cost of Revenue

For the three months ended March 31, 2022 and three months ended March 31, 2021, the Company generated $124,000 of cost of revenue and $0 cost of revenue, respectively.

Expenses

For the three months ended March 31, 2022 and March 31, 2021, we incurred operating expenses of $32,964 and $26,415, respectively. The increase in operating expenses is mainly due to the increase in professional fees in March 2022 associated with increased audit fees associated with our increase in business activity during this quarter ended March 31, 2022.

Net Loss

For the three months ended March 31, 2022 and March 31, 2021, we incurred net loss of $1,964 and a net loss of $26,514, respectively. The decrease in net loss during the three months ended is mainly due to the presence of sales activity and a gross profit of $31,000 during the three months ended March 31, 2022 versus no sales and gross profit occurring during the three months ended March 31, 2021.

Liquidity and capital resources

Currently, we are relying on sales of our products. Currently, we pay costs associated with running a business on a day to day basis.

As of March 31, 2022, we had cash on hand of $463,450 and current liabilities of $943,105. As of December 31, 2021, we had cash on hand of $52,279 and current liabilities of $402,674.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this document. Based on the evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of March 31, 2022 due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-12G filed with the SEC.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to March 31, 2022, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this Quarterly Report, COVID-19 coronavirus has been declared a pandemic by the World Health Organization, has been declared a National Emergency by the United States Government. COVID-19 coronavirus caused significant volatility in global markets. The spread of COVID-19 coronavirus has caused public health officials to recommend precautions to mitigate the spread of the virus, especially as to travel and congregating in large numbers. In addition, certain countries, states and municipalities have enacted, quarantining and “shelter-in-place” regulations which severely limit the ability of people to move and travel and require non-essential businesses and organizations to close. While some places have lessened their “shelter-in-place” restrictions and travel bans, as they are removed there is no certainty that an outbreak will not occur, and additional restrictions imposed again in response.

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

Uonlive Corporation.

Date: May 23, 2022	By:	/s/ Raymond Fu
Raymond Fu
Chief Executive Officer (Principal Executive Officer)

Date: May 23, 2022	By:	/s/ Raymond Fu
Raymond Fu
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

