Form 10-Q
period 2022-06-30
UONLIVE CORP
filed 2022-08-22
CIK 1081834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 132,606,582 common shares issued and outstanding as of August 22, 2022.

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

UONLIVE CORPORATION.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash	$64,289	$52,279
Advances to suppliers	1,080,800	-
Prepaid expenses and other assets	-	3,806
Loan to related party	27,216	-
Total current assets	1,172,305	56,085

Fixed assets, net of accumulated depreciation	853	1,065
TOTAL ASSETS	$1,173,158	$57,150

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	176,265	14,408
Loan payable – related party	-	170,712
Notes payable – related party	57,938	167,554
Contract liability	822,040	50,000
Total current liabilities	1,056,243	402,674

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred stock, par value $0.001 per share; 2,000,000 shares authorized; 520,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	520	520
Series B Convertible Preferred stock, par value $0.001 per share; 1,000,000 shares authorized; 150,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	150	150
Preferred stock, par value $0.001 per share; 10,000,0000 shares authorized; 500,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	500	500
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 132,606,582 and 32,606,582 shares issued and outstanding at June 30, 2022 and December 31, 2021	132,607	32,607
Additional Paid in Capital	3,924,665	3,664,665
Accumulated Deficit	(3,941,527)	(4,043,966)
Total stockholder’s equity (deficit)	116,915	(345,524)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,173,158	$57,150

The accompanying notes are an integral part of these consolidated financial statements.

UONLIVE CORPORATION.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Sales	720,002	-	875,002	-
Cost of sales	(601,000)	-	(725,000)	-
	119,002	-	150,002	-

Operating expenses
General and administrative expenses	2,748	4,413	5,455	11,627
Professional fees	11,850	27,500	33,607	46,800
Total operating expense	14,598	31,913	47,562	58.427

Income (Loss) from operations	104,404	(31,913)	102,439	(58,427)

Other income (expense)
	-	-	-	-
Total other income	-	-	-	-

Net income (loss)	$104,404	$(31,913)	$102,439	$(58,427)
Net income (loss) per common share – basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)
Weighted average common shares outstanding – basic and diluted	38,101,087	32,606,582	38,101,087	32,606,582

The accompanying notes are an integral part of these consolidated financial statements.

UONLIVE CORPORATION.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND JUNE 30, 2021

(Unaudited)

									Total
	Series A and B Preferred Stock		Preferred Stock		*Common Stock		Additional	Accumulated	Stockholders'

	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Paid in Capital	Deficit	Deficit

Balance - December 31, 2021	670,000	670	500,000	500	32,606,582	32,607	3,664,665	(4,043,966)	(345,524)

Net Loss	-	-	-	-	-	-	-	(1,964)	(1,964)
Balance – March 31, 2022	670,000	$670	500,000	$500	32,606,582	$32,607	$3,664,665	$(4,045,931)	$(347,489)

Forgiveness of related part debt					100,000,000	100,000	260,000		360,000
Net income								104,404	104,404
Balance – June 30, 2022	670,000	$670	500,000	$500	132,606,582	$132,607	$3,924,665	$(3,941,527)	$116,915

•	Balances have been retroactively adjusted to reflect 1 for 20 reverse stock spilt

The accompanying notes are an integral part of these consolidated financial statements.

UONLIVE CORPORATION.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND JUNE 30, 2021

(Unaudited)

									Total
	Series A and B Preferred Stock		Preferred Stock		Common Stock		Capital	Accumulated	Stockholders'
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Deficiency	Deficit	Deficit

Balance - December 31, 2020	650,000	650	500,000	500	652,096,355	652,096	(475,243)	(441,735)	(263,712)

Net loss	-	-	-	-	-	-	-	(26,514)	(26,514)
Balance – March 31, 2021	670,000	$670	500,000	$500	652,096,355	$652,096	$(475,243)	$(468,249)	$(290,226)

Net loss	-	-	-	-	-	-	-	(31,913)	(31,913)
Balance – June 30, 2021	670,000	$670	500,000	$500	652,096,355	$652,096	$(475,243)	$(500,162)	$(322,140)

The accompanying notes are an integral part of these consolidated financial statements.

UONLIVE CORPORATION.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIOD

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES:

Net Income (Loss)	$226,439	$(58,427)
Adjustments to reconcile net loss to net cash (used in) operating activities:

Depreciation expense	212	-

Changes in assets and liabilities
Prepaid expense	3,806	(3,000)
Advances to suppliers	(1,124,800)	-
Accounts payable and accrued expenses	161,857	-
Loan payable – related party	79,672	62,715
Contract liability	772,040	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	39,225	1,288

Cash paid for fixed assets	-	(1,288)
Loan to related party	(27,216)	-
NET CASH USED IN INVESTING ACTIVITIES	(27,216)	(1,288)

NET CHANGE IN CASH	12,010	-

CASH – BEGINNING OF PERIOD	52,279	2,758
CASH – END OF PERIOD	$64,289	$2,758

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the periods for:
Interest	-	-
Taxes	-	-

Non-cash investing and financing activities:
Forgiveness of related party debt	(360,000)	-

The accompanying notes are an integral part of these consolidated financial statements.

UONLIVE CORPORATION.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND DECEMBER 31, 2021

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

On June 21, 2022, the Company issued 100,000,000 shares of common stock valued at $0.0036 per share to Raymond Fu as repayment of a portion of all related party debt totaling $360,000.

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

The Company has an accumulated deficit of $3,941,527 and working capital of $116,062, as of June 30, 2022, and a accumulated deficit of $4,043,966 and a working capital deficit of $346,589 as of December 31, 2021. The accompanying consolidated financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Loan Payable-Related Party

As of June 30, 2022 and December 31, 2021 the Company has a loan payable of $0 and $170,712 to Mr. Raymond Fu, President and Chief Executive Officer of the Company, respectively. This loan is unsecured, non-interest bearing and it is repayable on demand.

Note Payable-Related Party

As of June 30, 2022 and December 31, 2021 the Company has a note payable of $57,938 to Mr. Raymond Fu, President and Chief Executive Officer of the Company. This note is unsecured, non-interest bearing and it is repayable on demand.

Note 5 – Common stock

On March 04, 2020, the Company issued 100,000 shares of common stock to a shareholder for a total price of $100 as part of the share exchange and reverse merger.

On June 08, 2020, the Company converted 650,000 Series B convertible Preferred Stock into 650,000,000 common stock.

On May 28th, 2021, the Company approved a 1 for 20 reverse stock split.

On June 21, 2022, the Company issued 100,000,000 shares of common stock valued at $0.0036 per share to Raymond Fu as repayment of a portion of all related party debt totaling $360,000.

As of June 30, 2022 and December 31, 2021, a total of 132,606,582 and 32,606,582 shares of common stock with par value $0.001 remain outstanding, respectively.

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

As of June 30, 2022 and December 31, 2021, the Company has 150,000 shares of Series B Convertible preferred shares and 1,020,000 Series A Convertible preferred shares outstanding

Note 7 – Subsequent Event

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

Recent developments

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. Due to the outbreak and spread of COVID-19, the Company’s management and advisors responsible for financial reporting have experienced administrative delays, include travel restrictions and reduced work hours. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at June 30, 2022. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarter Report on Form 10-Q. These estimates may change, as new events occur, and additional information is obtained.

Results of operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Results Of Operations During The Three Months Ended June 30, 2022 As Compared To The Three Months Ended June 30, 2021

Revenue

For the three months ended June 30, 2022 and three months ended June 30, 2021, the Company generated $720,002 of revenue and $0 revenue, respectively.

Cost of Revenue

For the three months ended June 30, 2022 and three months ended June 30, 2021, the Company generated $601,000 of cost of revenue and $0 cost of revenue, respectively.

Expenses

For the three months ended June 30, 2022 and June 30, 2021, we incurred operating expenses of $14,598 and $31,913, respectively. The decrease in operating expenses is mainly due to a decrease in professional fees in June 2022 associated with accounting and audit fees.

Net Income (Loss)

For the three months ended June 30, 2022 and June 30, 2021, we incurred net income of $104,404 and a net loss of $31,913, respectively. The increase in net income during the three months ended is mainly due to increase in revenue during the three months ended June 2022.

Results Of Operations During The Six Months Ended June 30, 2022 As Compared To The Six Months Ended June 30, 2021

Revenue

For the six months ended June 30, 2022 and six months ended June 30, 2021, the Company generated $875,002 of revenue and $0 revenue, respectively.

Cost of Revenue

For the six months ended June 30, 2022 and six months ended June 30, 2021, the Company generated $725,000 of cost of revenue and $0 cost of revenue, respectively.

Expenses

For the six months ended June 30, 2022 and June 30, 2021, we incurred operating expenses of $47,562 and $58,427, respectively. The decrease in operating expenses is mainly due to decrease in professional fees in June 2022 associated with audit and accounting fees.

Net Income (Loss)

For the six months ended June 30, 2022 and June 30, 2021, we incurred net income of $102,439 and a net loss of $58,427, respectively. The increase in net income (loss) during the six months ended is mainly due to the presence of sales activity and a gross profit of $150,002 during the six months ended June 30, 2022 versus no sales and gross profit occurring during the six months ended June 30, 2021.

Liquidity and capital resources

Currently, we are relying on sales of our products. Currently, we pay costs associated with running a business on a day to day basis.

As of June 30, 2022, we had cash on hand of $64,289 and current liabilities of $1,056,243. As of December 31, 2021, we had cash on hand of $52,279 and current liabilities of $402,674.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this document. Based on the evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of June 30, 2022 due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-12G filed with the SEC.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to June 30, 2022, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Uonlive Corporation.

Date: August 22, 2022	By:	/s/ Raymond Fu
Raymond Fu
Chief Executive Officer (Principal Executive Officer)

Date: August 22, 2022	By:	/s/ Raymond Fu
Raymond Fu
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

