Form 10-Q/A
period 2022-06-30
UONLIVE CORP
filed 2022-08-24
CIK 1081834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Uonlive Corporation (the “Company”) hereby amends its Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the Securities and Exchange Commission (the “SEC”) on August 22, 2022 (the “Original Quarterly Report”), as set forth in this Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A” or “Amended Quarterly Report”), to restate its financial statements and related disclosures as of and for the quarter ended June 30, 2022.

This Amendment is filed to include the XBRL Interactive Data File presentation and exhibits not included in the Original Filing.

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

UONLIVE CORPORATION.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Sales	720,002	-	875,002	-
Cost of sales	(601,000)	-	(725,000)	-
	119,002	-	150,002	-

Operating expenses
General and administrative expenses	2,748	4,413	5,455	11,627
Professional fees	11,850	27,500	42,107	46,800
Total operating expense	14,598	31,913	47,562	58,427

Income (Loss) from operations	104,404	(31,913)	102,439	(58,427)

Other income (expense)
	-	-	-	-
Total other income	-	-	-	-

Net income (loss)	$104,404	$(31,913)	$102,439	$(58,427)
Net income (loss) per common share – basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)
Weighted average common shares outstanding – basic and diluted	38,101,087	32,606,582	38,101,087	32,606,582

The accompanying notes are an integral part of these consolidated financial statements.

UONLIVE CORPORATION.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND JUNE 30, 2021

(Unaudited)

									Total
	Series A and B Preferred Stock		Preferred Stock		*Common Stock		Additional	Accumulated	Stockholders'

	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Paid in Capital	Deficit	Deficit

Balance - December 31, 2021	670,000	670	500,000	500	32,606,582	32,607	3,664,665	(4,043,966)	(345,524)

Net Loss	-	-	-	-	-	-	-	(1,964)	(1,964)
Balance – March 31, 2022	670,000	$670	500,000	$500	32,606,582	$32,607	$3,664,665	$(4,045,931)	$(347,489)

Forgiveness of related part debt			-		100,000,000	100,000	260,000		360,000
Net income	-	-	-					104,404	104,404
Balance – June 30, 2022	670,000	$670	500,000	$500	132,606,582	$132,607	$3,924,665	$(3,941,527)	$116,915

•	Balances have been retroactively adjusted to reflect 1 for 20 reverse stock spilt

The accompanying notes are an integral part of these consolidated financial statements.

UONLIVE CORPORATION.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND JUNE 30, 2021

(Unaudited)

									Total
	Series A and B Preferred Stock		Preferred Stock		Common Stock		Capital	Accumulated	Stockholders'
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Deficiency	Deficit	Deficit

Balance - December 31, 2020	670,000	670	500,000	500	652,096,355	652,096	(475,243)	(441,735)	(263,712)

Net loss	-	-	-	-	-	-	-	(26,514)	(26,514)
Balance – March 31, 2021	670,000	$670	500,000	$500	652,096,355	$652,096	$(475,243)	$(468,249)	$(290,226)

Net loss	-	-	-	-	-	-	-	(31,913)	(31,913)
Balance – June 30, 2021	670,000	$670	500,000	$500	652,096,355	$652,096	$(475,243)	$(500,162)	$(322,139)

The accompanying notes are an integral part of these consolidated financial statements.

UONLIVE CORPORATION.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIOD

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES:

Net Income (Loss)	$102,439	$(58,427)
Adjustments to reconcile net loss to net cash (used in) operating activities:

Depreciation expense	212	-

Changes in assets and liabilities
Prepaid expense	3,806	(3,000)
Advances to suppliers	(1,080,800)	-
Accounts payable and accrued expenses	161,857	-
Loan payable – related party	79,672	62,715
Contract liability	772,040	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	39,226	1,288

Cash paid for fixed assets	-	(1,288)
Loan to related party	(27,216)	-
NET CASH USED IN INVESTING ACTIVITIES	(27,216)	(1,288)

NET CHANGE IN CASH	12,010	-

CASH – BEGINNING OF PERIOD	52,279	2,758
CASH – END OF PERIOD	$64,289	$2,758

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the periods for:
Interest	-	-
Taxes	-	-

Non-cash investing and financing activities:
Forgiveness of related party debt	(360,000)	-

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

Note Payable-Related Party

As of June 30, 2022 and December 31, 2021 the Company has a note payable of $57,938 and $167,554 to Mr. Raymond Fu, President and Chief Executive Officer of the Company, respectively. This note is unsecured, non-interest bearing and it is repayable on demand.

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

As of June 30, 2022 and December 31, 2021, the Company has 150,000 shares of Series B Convertible preferred shares, 520,000 shares of Series A Convertible preferred shares and 500,000 shares of preferred stock outstanding

Note 7 – Subsequent Event

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

Cost of Revenue

For the three months ended June 30, 2022 and three months ended June 30, 2021, the Company incurred $601,000 of cost of revenue and $0 cost of revenue, respectively.

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

Cost of Revenue

For the six months ended June 30, 2022 and six months ended June 30, 2021, the Company incurred $725,000 of cost of revenue and $0 cost of revenue, respectively.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS *	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
Exhibit 101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
Exhibit 104 *	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Uonlive Corporation.

Date: August 24, 2022	By:	/s/ Raymond Fu
Raymond Fu
Chief Executive Officer (Principal Executive Officer)

Date: August 24, 2022	By:	/s/ Raymond Fu
Raymond Fu
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

