Form 10-Q
period 2022-09-30
UONLIVE CORP
filed 2022-11-21
CIK 1081834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 132,606,582 common shares issued and outstanding as of November 15, 2022.

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

UONLIVE CORPORATION.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash	$24,173	$52,279
Advances to suppliers	1,087,589	-
Prepaid expenses and other assets	4,000	3,806
Loan to related party	48,826	-
Total current assets	1,164,588	56,085

Fixed assets, net of accumulated depreciation	745	1,065
TOTAL ASSETS	$1,165,333	$57,150

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	177,561	14,408
Loan payable – related party	17,097	170,712
Notes payable – related party	57,938	167,554
Contract liability	133,811	50,000
Total current liabilities	386,407	402,674

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred stock, par value $0.001 per share; 2,000,000 shares authorized; 520,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	520	520
Series B Convertible Preferred stock, par value $0.001 per share; 1,000,000 shares authorized; 150,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	150	150
Preferred stock, par value $0.001 per share; 10,000,0000 shares authorized; 500,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	500	500
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 132,606,582 and 32,606,582 shares issued and outstanding at September 30, 2022 and December 31, 2021	132,607	32,607
Additional Paid in Capital	3,924,665	3,664,665
Accumulated Deficit	(3,279,516)	(4,043,966)
Total stockholder’s equity (deficit)	778,926	(345,524)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,165,333	$57,150

The accompanying notes are an integral part of these consolidated financial statements.

UONLIVE CORPORATION.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Sales	687,627	-	1,562,629	-
Cost of sales	(11,211)	-	(736,211)	-
	676,416	-	826,418	-

Operating expenses
General and administrative expenses	2,447	2,526	8,011	14,153
Professional fees	11,958	11,186	53,957	57,986
Total operating expense	14,405	13,712	61,968	72,139

Income (Loss) from operations	662,011	(13,712)	764,450	(72,139)

Other income (expense)
	-	-	-	-
Total other income	-	-	-	-

Net income (loss)	$662,011	$(13,712)	$764,450	$(72,139)
Net income (loss) per common share – basic and diluted	$0.01	$(0.00)	$0.01	$(0.00)
Weighted average common shares outstanding – basic and diluted	69,832,859	32,606,582	69,832,859	32,606,582

The accompanying notes are an integral part of these consolidated financial statements.

UONLIVE CORPORATION.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021

(Unaudited)

									Total
	Series A and B Preferred Stock		Preferred Stock		*Common Stock		Additional	Accumulated	Stockholders'

	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Paid in Capital	Deficit	Deficit

Balance - December 31, 2021	670,000	670	500,000	500	32,606,582	32,607	3,664,665	(4,043,966)	(345,524)

Net Loss	-	-	-	-	-	-	-	(1,964)	(1,964)
Balance – March 31, 2022	670,000	$670	500,000	$500	32,606,582	$32,607	$3,664,665	$(4,045,931)	$(347,489)

Forgiveness of related part debt					100,000,000	100,000	260,000		360,000
Net income	-	-	-	-	-	-	-	104,404	104,404
Balance – June 30, 2022	670,000	$670	500,000	$500	132,606,582	$132,607	$3,924,665	$(3,941,527)	$116,915

Net income	-	-	-	-	-	-	-	662,011	662,011
Balance – September 30, 2022	670,000	$670	500,000	$500	132,606,582	$132,607	$3,924,665	$(3,279,516)	$778,926

•	Balances have been retroactively adjusted to reflect 1 for 20 reverse stock spilt

The accompanying notes are an integral part of these consolidated financial statements.

UONLIVE CORPORATION.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021

(Unaudited)

									Total
	Series A and B Preferred Stock		Preferred Stock		*Common Stock		Capital	Accumulated	Stockholders'

	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Deficiency	Deficit	Deficit

Balance - December 31, 2020	650,000	650	500,000	500	32,606,582	32,607	3,664,665	(3,962,155)	(263,712)

Net loss	-	-	-	-	-	-	-	(26,514)	(26,514)
Balance – March 31, 2021	650,000	$650	500,000	$500	32,606,582	$32,607	$3,664,665	$(3,988,669)	$(290,226)

Net loss	-	-	-	-	-	-	-	(31,914)	(31,914)
Balance – June 30, 2021	650,000	$650	500,000	$500	32,606,582	$32,607	$3,664,665	$(4,020,583)	$(322,140)

Net loss	-	-	-	-	-	-	-	(13,712)	(13,712)
Balance – September 30, 2021	650,000	$650	500,000	$500	32,606,582	$32,607	$3,664,665	$(4,034,294)	$(335,852)

The accompanying notes are an integral part of these consolidated financial statements.

UONLIVE CORPORATION.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIOD

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES:

Net Income (Loss)	$764,450	$(72,139)
Adjustments to reconcile net loss to net cash (used in) operating activities:

Depreciation expense	320	115

Changes in assets and liabilities
Prepaid expense	(195)	(499)
Advances to suppliers	(1,087,589)	-
Accounts payable and accrued expenses	163,153	7,500
Loan payable – related party	96,770	65,829
Contract liability	83,811	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	20,720	806

Cash paid for fixed assets	-	(1,288)
Loan to related party	(48,827)	-
NET CASH USED IN INVESTING ACTIVITIES	(48,827)	(1,288)

NET CHANGE IN CASH	(28,107)	(482)

CASH – BEGINNING OF PERIOD	52,279	2,758
CASH – END OF PERIOD	$24,173	$2,276

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the periods for:
Interest	-	-
Taxes	-	-

Non-cash investing and financing activities:
Forgiveness of related party debt	(360,000)	-

The accompanying notes are an integral part of these consolidated financial statements.

UONLIVE CORPORATION.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

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

The Company has an accumulated deficit of $3,279,516 and working capital of $778,926, as of September 30, 2022, and a accumulated deficit of $4,043,966 and a working capital deficit of $345,524 as of December 31, 2021. The accompanying consolidated financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Loan Payable-Related Party

As of September 30, 2022 and December 31, 2021 the Company has a loan payable of $17,097 and $170,712 to Mr. Raymond Fu, President and Chief Executive Officer of the Company, respectively. This loan is unsecured, non-interest bearing and it is repayable on demand.

Note Payable-Related Party

As of September 30, 2022 and December 31, 2021 the Company has a note payable of $57,938 and $167,554 to Mr. Raymond Fu, President and Chief Executive Officer of the Company, respectively. This note is unsecured, non-interest bearing and it is repayable on demand.

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

As of September 30, 2022 and December 31, 2021, a total of 132,606,582 and 32,606,582 shares of common stock with par value $0.001 remain outstanding, respectively.

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

As of September 30, 2022 and December 31, 2021, the Company has 150,000 shares of Series B Convertible preferred shares, 520,000 shares of Series A Convertible preferred shares and 500,000 shares of preferred stock outstanding

Note 7 – Subsequent Event

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

Recent developments

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. Due to the outbreak and spread of COVID-19, the Company’s management and advisors responsible for financial reporting have experienced administrative delays, include travel restrictions and reduced work hours. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at September 30, 2022. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarter Report on Form 10-Q. These estimates may change, as new events occur, and additional information is obtained.

Results of operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Results Of Operations During The Three Months Ended September 30, 2022 As Compared To The Three Months Ended September 30, 2021

Revenue

For the three months ended September 30, 2022 and three months ended September 30, 2021, the Company generated $687,627 of revenue and $0 revenue, respectively.

Cost of Revenue

For the three months ended September 30, 2022 and three months ended September 30, 2021, the Company incurred $11,211 of cost of revenue and $0 cost of revenue, respectively.

Expenses

For the three months ended September 30, 2022 and September 30, 2021, we incurred operating expenses of $14,405 and $ 13,712, respectively. The increase in operating expenses is mainly due to a increase in professional fees in June and September 2022 associated with accounting and audit fees.

Net Income (Loss)

For the three months ended September 30, 2022 and September 30, 2021, we incurred net income of $662,011 and a net loss of $13,712, respectively. The increase in net income during the three months ended is mainly due to increase in revenue during the three months ended September 2022.

Results Of Operations During The Nine Months Ended September 30, 2022 As Compared To The Nine Months Ended September 30, 2021

Revenue

For the nine months ended September 30, 2022 and nine months ended September 30, 2021, the Company generated $1,562,629 of revenue and $0 revenue, respectively.

Cost of Revenue

For the nine months ended September 30, 2022 and nine months ended September 30, 2021, the Company incurred $736,211 of cost of revenue and $0 cost of revenue, respectively.

Expenses

For the nine months ended September 30, 2022 and September 30, 2021, we incurred operating expenses of $61,968 and $72,139, respectively. The decrease in operating expenses is mainly due to decrease in professional fees in June and September of 2022 associated with audit and accounting fees.

Net Income (Loss)

For the nine months ended September 30, 2022 and September 30, 2021, we incurred net income of $764,450 and a net loss of $72,139, respectively. The increase in net income (loss) during the nine months ended is mainly due to the presence of sales activity and a gross profit of $826,418 during the nine months ended September 30, 2022 versus $0 sales and gross profit occurring during the nine months ended September 30, 2021.

Liquidity and capital resources

Currently, we are relying on sales of our products. Currently, we pay costs associated with running a business on a day to day basis.

As of September 30, 2022, we had cash on hand of $24,173 and current liabilities of $386,407. As of December 31, 2021, we had cash on hand of $52,279 and current liabilities of $402,674.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this document. Based on the evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of September 30, 2022 due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-12G filed with the SEC.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to September 30, 2022, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Uonlive Corporation.

Date: November 21, 2022	By:	/s/ Raymond Fu
Raymond Fu
Chief Executive Officer (Principal Executive Officer)

Date: November 21, 2022	By:	/s/ Raymond Fu
Raymond Fu
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

