Form 10-K
period 2022-12-31
Kuber Resources Corp
filed 2023-04-17
CIK 1081834

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to____

Commission File Number: 000-26119

KUBER RESOURCES CORPORATION

(Formerly Uonlive Corp.)

(Exact name of registrant as specified in its charter)

Nevada	87-0629754
(State of Incorporation )	(IRS Employer Identification No.)

1113, Lippo Centre Tower 2, 89 Queensway, Admiralty, Hong Kong

 (Address of registrant’s principal executive offices)

Registrant’s telephone number, including area code: +852 3703-6155

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock	KUBR
Title of each class	Ticker Symbol

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

As of June 30, 2022 (last business day of the registrant’s most recently completed second fiscal quarter ), based upon the last reported trade on that date ($5.00 ), the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $507,910.

As of April 11, 2023, the registrant had 132,606,582 shares of the issuer’s common stock, $0.001 par value outstanding.

EXPLANATORY NOTE

As used in this Annual Report, the terms “we,” “us,” “our,” and words of like import, and the “Company” refer to Kuber Resources Corporation and all of our subsidiaries unless the context otherwise indicates or the context otherwise requires.

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

2

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

On October 27, 2020, the Company appointed AJSH & Co LLP , (now known as Mercurius & Associates LLP) a PCOAB registered firm as its independent registered accounting firm who performed the Company’s audit for the period ended December 31, 2019 and December 31, 2018.

AJSH & Co LLP, (now known as Mercurius & Associates LLP) also performed the audit for Asia Image Investment Limited for the periods ended December 31 2019, and December 31, 2018.

On November 7, 2022, the Company purchased from GRL21 Nominee Limited all the shares of Kuber Resources (Hong Kong) Limited for one Hong Kong dollar (HKD1.00). Accordingly, Kuber Resources (Hong Kong) Limited became a fully-owned subsidiary of the Company as at November 7, 2022. Kuber Resources (Hong Kong) Limited (previously known as Star Wise Limited) is a company incorporated in Hong Kong on October 21, 2022. It changed its name to Kuber (Resources (Hong Kong) Limited on 1 November 2022 and concurrently filed its notification of commencement of Business by Corporation on the same day. It had not traded and/or otherwise operated until after it had been purchased by the Company on November 7, 2022. The purpose of obtaining Kuber Resources (Hong Kong) Limited is to start an additional line of business outside of the international commodities trade currently undertaken by Asia Image Limited.

On December 8, 2022, Uonlive Corporation (the “Company”) filed Articles of Amendment (the “Articles of Amendment”) to its Articles of Incorporation, as amended, with the Secretary of Nevada to change the Company’s corporate name to Kuber Resources Corporation (the “Name Change”). In connection with the Name Change, the Company’s has changed its ticker symbol from “UOLI” to the new ticker symbol “KUBR” (the “Symbol Change”). There is no change in the CUSIP number of the Company’s common stock in connection with the Name Change and Symbol Change. As previously reported, the majority of issued and outstanding shares approved the Name Change and Symbol Change on September 15, 2022 by written consent.

The Financial Industry Regulatory Authority (“FINRA”) announced the effectiveness of the Name Change and Symbol Change on December 9, 2022, which became effective in the market and for trading under the new name and ticker symbol on Monday, December 12, 2022.

The Name Change and Symbol Change do not affect the rights of the Company’s security holders. The Company’s common stock will continue to be quoted on OTC Markets. Following the Name Change, the stock certificates, which reflect the former name of the Company, will continue to be valid and need not be exchanged. Any certificates reflecting the Name Change will be issued in due course as old stock certificates are tendered for exchange or transfer to the Company’s transfer agent.

On December 19, 2022, Kuber Resources (Hong Kong) Limited entered into an consulting agreement with Wing Yeung Tong Medicine Manufactory Biotech Development Co., Limited to provide consulting services in Hong Kong.

Business Overview

Our main business is operating as an international trading platform with its main source of operations as a middle buyer of commodities and selling them to end buyers. There are two sectors of commodities that the Company focuses on; tea and precious metals.

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

In 2022, as Covid-19 had affected the tea industry, our business focused more on the international trading of precious metal commodities. We developed a line of trading precious metals with suppliers in South America with the end buyers in Hong Kong, China.

Industry Overview

Tea Industry

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

Precious Metals Industry

The precious metals trade industry is a global business involving suppliers from different regions of the world, including South America, and buyers from various parts of the globe, such as Hong Kong. In this industry, suppliers from South America, particularly those in countries like Peru, Chile, and Colombia, are significant players in the trade of precious metals such as gold, silver, and platinum. These suppliers extract and refine the metals and sell them to international buyers, including those in Hong Kong, one of the world's major trade and financial centers. Hong Kong's end buyers include jewelers, bullion dealers, and investors who purchase precious metals both for their intrinsic value and as a store of value. This trade industry creates opportunities for both suppliers and buyers, contributing significantly to the global economy.

Our Strategy

We intend to modernize and enhance the experience of China products by distributing our products through e-distribution channels. In addition to tea and precious metals, the company plans on expanding into other areas to close the distribution gap between supplier and end buyer.

Our business objective is to generate revenues based on the sale of the products and to maintain and grow a customer base based upon our internal database.

Our target market is the China consumer market as well as corporate clients. Given the importance of tea culture within China, being a consumable, this product becomes a staple for meetings in board rooms and at home as an everyday product. As to precious metals, as there is a high demand for precious metals in China, Hong Kong being a trading hub is an excellent location for this business.

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

As to precious commodities trading in Hong Kong, we face significant competition from a variety of established companies in the region. Key players include industry leaders such as Chow Tai Fook and Luk Fook, both of which have extensive experience in the production and distribution of precious jewelry and metals on a global scale. Additionally, there are numerous multinational banks and financial institutions operating in the city, along with other specialized traders and dealers, who are also potential competitors in the industry. In order to succeed in this highly competitive market, our company must differentiate ourselves by providing exceptional customer service, offering innovative solutions, and building strong relationships with both our suppliers and buyers. By continually evolving and adapting to the changing market conditions, we are confident that we can maintain our position as a competitive player in the precious commodities trading industry in Hong Kong.

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

As to precious metals, in 2022, we have been importing tin ore and have contracts for copper ore.

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

As to precious metals, shipping can take from 45 to 90 days from South America to Hong Kong depending on a variety of reasons and conditions, such as custom issues from the load port and quality issues of the cargoes at the discharge port.

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

This philosophy extends to all types of trading and is applicable to precious metals trade.

Business and Strategic Partners

Currently, we are strategically aligned with Dongguan Gongxiang Tea Food Company Ltd, which is a tea plantation in Fujian that supplies the products mentioned above.

As to precious metals, we have strategically aligned with suppliers in South America.

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

Contractual Obligations and Commitments

As of December 31, 2022 and 2021, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2022 and 2021, and are included elsewhere in this registration statement.

Item 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide the information pursuant to this Item.

ITEM 2. PROPERTIES

Our mailing address is 1113, Tower 2, Lippo Centre, 89 Queensway, Admiralty, Hong Kong.

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

Part II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTC market "Pink Sheets" under the symbol KUBR. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Price Range
Period	High	Low
Year ended December 31, 2022
First Quarter	$4.50	4.50
Second Quarter	$5.00	5.00
Third Quarter	$5.75	5.75
Fourth Quarter	$1.10	1.10
Year Ended December 31, 2021:
First Quarter	$18.00	18.00
Second Quarter	$8.71	8.71
Third Quarter	$5.05	5.05
Fourth Quarter	4.95	4.95

Stockholders of Record

As of April 11, 2023, the Company has 150 recorded holders of our Common Stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Issuer Direct Corporation, One Glenwood Avenue, Suite 1001, Raleigh, NC 27603, is the transfer agent for our Common Stock.

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

Common Stock

We are authorized to issue 1,000,000,000 common shares at a par value of $.001. As of December 31, 2022 and April 11, 2023 there are 132,606,355 and 132,612,342 common shares outstanding, respectively. Each holder of Common Stock shall be entitled to one vote per share.

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

Securities Authorized for Issuance under Equity Compensation Agreements

None.

Recent Sales of Unregistered Securities

During the years ended December 31, 2022 and 2021, we did not have sales of unregistered securities other than those already disclosed in the quarterly reports on Form 10-Q in the year of 2022 and current reports on Form 8-K.

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

Overview

The Company’s current business objective is to seek operate in the tea and precious metals industry, including acting as a distributor and trader. We intend to use the Company’s limited personnel and financial resources in connection with such activities.

On November 7, 2022, the Company purchased from GRL21 Nominee Limited all the shares of Kuber Resources (Hong Kong) Limited for one Hong Kong dollar (HKD1.00). Accordingly, Kuber Resources (Hong Kong) Limited became a fully-owned subsidiary of the Company as at November 7, 2022. Kuber Resources (Hong Kong) Limited (previously known as Star Wise Limited) is a company incorporated in Hong Kong on October 21, 2022. It changed its name to Kuber (Resources (Hong Kong) Limited on 1 November 2022 and concurrently filed its notification of commencement of Business by Corporation on the same day. It had not traded and/or otherwise operated until after it had been purchased by the Company on November 7, 2022. The purpose of obtaining Kuber Resources (Hong Kong) Limited is to start an additional line of business outside of the international commodities trade currently undertaken by Asia Image Limited.

Results Of Operations

During The Year Ended December 31, 2022 As Compared To The Year Ended December 31, 2021

Revenue

For the year ended December 31, 2022 and 2021, the Company generated $1,562,629    and no revenue in the previous year , respectively.

Expenses

For the year ended December 31, 2022, the Company incurred $68,289 and $81,812 as total operating expenses, respectively. For the year ended December 31, 2022, operating expenses consisted of $59,557 in professional fees which primarily included audit and accounting fees. For the year ended December 31, 2021, the Company incurred $81,812 as total operating expenses which consists of $ 372,887 as professional fees which primarily includes fees audit and accounting expense. Mr. Raymond Fu, President, and Chief Executive Officer of the Company is also the indirect beneficial owner of Uonlive (Hong Kong) Limited. Also refer note no. 8.

Net Income (Loss)

For the years ended December 31, 2022 we incurred a net income of $758,130.    For the years ended December 31, 2021 we incurred a net loss of $81,812. The increase in net income is due to ramp up of business activity during 2022 which was as a result of the Asia Image Acquisition.

Liquidity

Currently, we are relying on sales of our products. Currently, we pay costs associated with running a business on a day to day basis.

As of December 31, 2022, we had current assets of $1,255,948 which consists $109,187 cash on hand, $1,087,589 in advances to suppliers, $55,172 in loans to related parties, and $4,000 in prepaid expenses and current liabilities of $483,979. As of December 31, 2021, we had current assets of $56,085 which consists $52,279 cash on hand, and $3,806 prepaid expenses and current liabilities of $402,674.

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

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2022 and 2021, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2022 and 2021, and are included elsewhere in this registration statement.

Going concern assumption .

As of December 31, 2022 and 2021, we had accumulated deficit of $3,285,836 and accumulated deficits of approximately $4,043,966, respectively. Our directors are of the opinion that the preparation of these financial statements is based on a going concern and its basis has been stated in Note 3 to the financial statements. Should there be any problem in the going concern of us, all the assets and liabilities have to be stated at net realizable values.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2022 and 2021.

Seasonality

We believe our operation and sales do not experience seasonality.

Subsequent Events

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of the Company for the fiscal year ended December 31, 2022 and 2021 and the notes thereto are set forth on page F-1 through F-17 of this Annual Report. The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., or US GAAP, and pursuant to Regulation S-K as promulgated by the SEC. The financial statements have been prepared assuming the Company will continue as a going concern.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer/principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of December 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2022.

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

Changes in internal controls

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Age	Position(s)
Raymond Fu	54	President, Treasurer, CEO, Secretary, Director
Timothy Lam Chee Yau	38	Secretary, Director
Michael Woo Chi Wai	54	Director
Shiu Chung Chan	36	Director
Hok Hin Mui	32	Director

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

LAM, CHEE YAU TIMOTHY

Timothy was admitted as a lawyer in New South Wales, Australia in 2007. He is also admitted and a qualified lawyer in New Zealand and Hong Kong. Since 2019, he has been a Partner in a Hong Kong law firm and has experience across multiple jurisdictions including USA, Hong Kong, Australia, and China. Timothy has worked in both domestic and international firms in Australia and Hong Kong.

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

CHAN, SHIU CHUNG

Shiu Chung obtained a Bachelor of Arts in Japanese Studies from the University of Hong Kong in 2011, and obtained a Masters of Business Administration in International Business from the University of Greenwich in 2019.

Shiu Chung is currently also currently the General Manager for Emperio Securities and Assets Management Ltd in Hong Kong.

MUI, HOK HIN

Hok Hin obtained a Bachelor of Economic and Finance from the University of Hong Kong in 2013. He has experience in asset management and is currently a trader in the Sunrich Asset Management Limited Group in Hong Kong.

Committees of the Board of Directors

Our board of directors has not established any committees, including an audit committee, a compensation committee, a nominating committee or any committee performing a similar function. The functions of those committees are being undertaken by our Board as a whole. Because we only recently (March 2023) appointed two independent directors, the establishment of committees of the Board of Directors has not yet been undertaken.

Code of Ethics

We have not adopted a code of business conduct and ethics that applies to our directors, officers and all employees.

Family Relationships

There are no family relationships among the directors and executive officers of the Company.

Directors’ Compensation

We have not paid any cash compensation to members of our Board of Directors.

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

Corporate Governance

The business and affairs of the Company are managed by the Board of Directors. In addition to the contact information in this Annual Report, each stockholder will be given specific information on how he/she can direct communications to the officers and directors of the Company at our annual stockholders meetings. All communications from stockholders are relayed to the board of member.

Role in Risk Oversight

Our sole director is primarily responsible for overseeing our risk management processes. The Board receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The sole director focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the board’s appetite for risk. While the sole director oversees our company’s risk management, management is responsible for day-to-day risk management processes.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, requires our directors, officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. To our knowledge, based solely on review of the copies of such reports furnished to us, all Section 16(a) filings applicable to officers, directors and greater than 10% shareholders were not timely made during year 2022.

ITEM 11. EXECUTIVE COMPENSATION

No executive compensation was paid during the years ended December 31, 2022 and 2021. The Company has no employment agreement with any of its officers and directors.

Agreements with Named Executive Officers

On March 2, 2020, the Company entered into a Definitive Share Agreement whereby Mr. Raymond Fu, the sole shareholder of Asia Image Investment Limited, and the an officer and director of the Company, relinquished all his shares in Asia Image and acquired 100,000 shares of the Company. Consequently, Asia Image became a wholly-owned subsidiary of the Company.

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

Compensation of Directors

For the years ended December 31, 2022 and 2021, we have not paid compensation to any of our directors.

Outstanding Equity Awards

There were no equity awards outstanding as of the end of the year ending December 31, 2022.

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

Change of Control Compensatory Plans

As of December 31, 2022, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control of us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDERS MATTERS

The following table sets forth as of April 11, 2023 the number of shares of the Company’s common stock and preferred stock owned on record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s voting stock, and by each of the Company’s directors and executive officers and by all its directors and executive officers as a group.  As of April 11, 2023 there were 132,612,342 common shares issued and outstanding.

The amounts and percentages of our Common Stock beneficially owned are reported on the basis of SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of our Common Stock. Except as otherwise indicated, the address of each of the shareholders listed below is: 1113, Tower 2, Lippo Center, 89 Queensway, Hong Kong, Hong Kong 000000.

In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of Common Stock as held by that person or entity that are currently exercisable or that will become exercisable within 60 days of April 11, 2023.

List of Common stockholder

Name of Shareholder	Affiliation with Company	Number of Common Shares	Percent of Class	Note
Raymond Fu	President / CEO/ Secretary / Treasurer / Director	5,000	*%	1,3

Uonlive (Hong Kong) Limited	N/A	116,587,211	87.9%	1

List of Preference Shareholders-

Name of Shareholder	Affiliation with Company	Number of Shares	Holding %	Nature of Preference shares	Notes
Dragon Ace Global Limited	N/A	250,000	21.37%	Series A	2
Standford Global Capital Limited	N/A	250,000	21.37%	Series A	3
Chuang Fu Qu Kuai Lian Technology (Shenzhen) Limited	N/A	150,000	12.82%	Series B	4
Uonlive (Hong Kong) Limited		520,000	44.44%	Series A	1,3

*less than 1%

1 Raymond Fu is the direct beneficial owner of 5,000 common shares and indirect beneficial owner of 116,587,211 of common stock of the Company and 520,000 Series A preferred shares through Uonlive (Hong Kong) Limited, of which Raymond Fu is the indirect beneficial owner of 99% of its share capital.

2. Chi Hung Tsang, is the control person of Dragon Ace Global Limited and has dispositive voting control thereof; its business address is 5/F Guangdong Finance Building 88, Connaught Road West Hong Kong, Hong Kong.

3. Chi Hung Tsang, is the control person of Standford and has dispositive voting control thereof; its business address is 5/F Guangdong Finance Building 88, Connaught Road West Hong Kong, Hong Kong.

4. Zhong Jia Ping, is a Director of Chuang Fu Qu Kuai Lian Technology (Shenzhen) Limited and has dispositive voting control thereof.

There are no other persons known by us who owns beneficially 5% or more of our common stock as of April 11, 2023.

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

Loan Payable-Related Party

As of December 31, 2022 and 2021 the Company has a loan payable of $77,785 and $170,712 to Mr. Raymond Fu, President and Chief Executive Officer of the Company, respectively. This loan is unsecured, non-interest bearing and it is repayable on demand.

Note Payable-Related Party

As of December 31, 2022 and 2021 the Company has a note payable of and $0 and $167,554 to Mr. Raymond Fu, President and Chief Executive Officer of the Company. This note is unsecured, non-interest bearing and it is repayable on demand.

Director Independence

Our Board of Directors will periodically review relationships that directors have with the Company to determine whether the directors are independent. Directors are considered “independent” as long as they do not accept any consulting, advisory or other compensatory fee (other than director fees) from the Company, are not an affiliated person of the Company or its subsidiaries (e.g., an officer or a greater-than-ten-percent stockholder) and are independent within the meaning of applicable laws, regulations. In this latter regard, the Board of Directors will use the Nasdaq listing rules (specifically, Section 5605(a)(2) of such rules) as a benchmark for determining which, if any, of its directors are independent, solely in order to comply with applicable SEC disclosure rules. However, this is for disclosure purposes only.

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that Shiu Chung Chan and Hok Hin Mui are independent directors, as “independence” is defined by the listing standards of Nasdaq, and by the Securities and Exchange Commission, or SEC, because they have no relationship with us that would interfere with their exercise of independent judgment in carrying out their responsibilities as a director. Mr. Fu, Mr. Lam, and Mr. Woo are not “independent” as defined by the listing standards.

ITEM 14. PRICINPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2022 and 2021, we were billed approximately $37,000 and $34,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2022 and 2021.

Tax Fees

For the Company’s fiscal years ended December 31, 2022 and 2021, there were no fees for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2022 and 2021.

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

We do not have an audit committee. Our board of directors preapproves all services provided by our independent registered public accounting firm. However, all of the above services and fees were reviewed and approved by the board for the respective services were rendered.

ITEM 15. FINANCIAL STATEMENTS AND EXHIBITS

(a) FINANCIAL STATEMENTS. The following financial statements are included in this report:

(b) EXHIBITS. The following exhibits are included as part of this report:

Exhibit No.	Description

2.1	Notice of Entry of Order, Eight Judicial District Court, Clark County, Nevada, Case No.: A-18-774165-P dated 19 June 2018 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference).

2.2	Notice of Entry of Order, Eight Judicial District Court, Clark County, Nevada, Case No.: A-18-774165-P dated 6 December 2018 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference).

2.3	Share Exchange Agreement, dated March 2, 2020, by and between Uonlive Corporation and Asia Image Investing Limited (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.1	Articles of Incorporation of Weston International Development Corporation dated January 21, 1998 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.2	Revised and Amended Articles of Incorporation of Txon International Development Corporation dated March 31, 1999 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.3	Written Consent of the Shareholders of Txon International Development Corporation dated August 18, 2000 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.4	Certificate of Amendment of Articles of Incorporation of Txon International Development Corporation dated September 15, 2000 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.5	Certificate of Reinstatement dated September 6, 2002 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.6	Certificate of Designation dated March 26, 2008 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.7	Certificate of Amendment filed August 1, 2008 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.8	Certificate of Amendment filed October 15, 2008 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.9	Certificate of Amendment filed August 17, 2009 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.10	Certificate of Reinstatement dated August 25, 2014 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.11	Certificate of Reinstatement dated August 7, 2018 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.12	Certificate of Amendment by Custodian filed September 10, 2018 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.13	Certificate of Designation filed September 10, 2018 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.14	Certificate of Change Pursuant to NRS 78.209 filed September 10, 2018 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.15	Certificate of Amendment dated June 4, 2020 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.16	Certificate of Amendment dated June 4, 2020 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.17	Certificate of Amendment to Designation - After Issuance of Class or Series dated November 9, 2020 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.18	Articles of Amendment to Articles of Incorporation, dated December 8, 2022

3.19	Amended and Restated Bylaws of the Company.

10	General Contract for the Supply and Delivery of Goods, by and between the Company and Dongguan Gongxiang Tea Food Company Ltd., dated June 22, 2020 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

23	Consent of Independent Auditor

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document..
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

ITEM 16. FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm (PCAOB ID 3223)

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Kuber Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kuber Resources Corporation (formerly known as Uonlive Corporation) and its subsidiaries (collectively, the “Company”) as of December 31, 2022 and December 31, 2021, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows, for the year ended December 31, 2022 and December 31, 2021 and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 31, 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has an accumulated deficit of $3,285,836 and working capital surplus of $771,970, as of December 31, 2022, and an accumulated deficit of $4,043,966 and a working capital deficit of $346,589 as of December 31, 2021. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this uncertainty are also described in the Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of financial statement. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The Critical Audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

Mercurius & Associates LLP

(Formerly known as AJSH & Co LLP)

We have served as the Company’s auditor since 2019.

New Delhi, India

April 14, 2023

KUBER RESOURCES CORPORATION

(Formerly Uonlive Corp.)

CONSOLIDATED BALANCE SHEETS

(Audited)

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$109,187	$52,279
Prepaid expense and other assets	1,091,589	3,806
Loan to related party	55,172	-
Total current assets	1,255,948	56,085

Property plant and equipment, net	637	1,065
TOTAL ASSETS	$1,256,585	$57,150

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	130,472	14,408
Short term borrowings	77,785	170,712
Notes payable – related party	-	167,554
Contract liability	275,722	50,000
Total current liabilities	483,979	402,674

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred stock, par value $0.001 per share; 2,000,000 shares authorized; 520,000 shares issued and outstanding at December 31, 2022 and 2021	520	520
Series B Convertible Preferred stock, par value $0.001 per share; 1,000,000 shares authorized; 150,000 shares issued and outstanding at December 31, 2022 and 2021	150	150
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 500,000 shares issued and outstanding at December 31, 2022 and 2021	500	500
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 132,606,582 and 32,606,582 shares issued and outstanding at December 31,2022 and 2021	132,607	32,607
Additional Paid in Capital	3,924,665	3,664,665
Retained earnings	(3,285,836)	(4,043,966)
Total stockholder’s equity (deficit)	772,606	(345,524)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,256,585	$57,150

The accompanying notes are an integral part of these consolidated financial statements.

KUBER RESOURCES CORPORATION

(Formerly Uonlive Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Audited)

	For the Year Ended
	December 31,
	2022	2021

Sales	$1,562,629	$-
Cost of goods sold	(736,211)
Gross Profit	826,418	-

Operating Expenses
General and administrative expense	7,666	16,919
Professional fees	60,195	64,893
Depreciation and amortization	428	-
Total Operating Expenses	68,289	81,812

Net Income from operations	758,128	(81,812)

Other Income and Expense
Interest income	2	-
Gain (loss) on settlement of debt	-	-
Total other income (expense)	2	-

Provision for income taxes	-	-

Net Income	$758,130	$(81,812)

Basic and dilutive net loss per common share	0.01	(0.00)

Weighted average number of common shares outstanding - basic and diluted	85,757,267	32,606,582

The accompanying notes are an integral part of these consolidated financial statements.

KUBER RESOURCES CORPORATION

(Formerly Uonlive Corp.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Audited)

	Series A and B Preferred Stock		Preferred Stock		Common Stock		Paid In	Retained	Total Stockholders'
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Capital	Earnings	Deficit

Balance - December 31, 2020	670,000	$670	500,000	$500	32,606,582	$32,607	$3,664,665	$(3,962,155)	$(263,713)

		-		-

Net loss	-	-	-	-	-	-	-	(81,812)	(372,743)
Balance – December 31, 2021	670,000	$670	500,000	$500	32,606,582	$32,607	$3,664,665	$(4,043,966)	$(345,524)

	-	-	-	-	-	-		-	-
Shares issued for related party debt settlement					100,000,000	100,000	260,000		360,000
Net income	-	-	-	-	-	-	-	758,130	758,130
Balance - December 31, 2022	670,000	$670	500,000	$500	132,606,582	$132,607	$3,924,665	$(3,285,836)	$772,606

The accompanying notes are an integral part of these consolidated financial statements.

KUBER RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIOD

(Audited)

	For the Years Ended December 31,
	2022	2021
OPERATING ACTIVITIES:

Net Income (loss)	$758,130	$(81,812)
Adjustments to reconcile net loss to net cash (used in) operating activities:

Depreciation expense	428	224

Changes in assets and liabilities
Prepaid expense and other assets	(1,087,784)	(1,499)
Interest receivable	1	(1)
Accounts payable and accrued expenses	116,064	12,501
Short term borrowings	99,519	71,396
Contract liability	225,722	50,000
NET CASH PROVIDED BY OPERATING ACTIVITIES	112,080	50,809

Fixed asset purchase	-	(1,288)
Loan to related party	(55,172)	-
NET CASH USED IN INVESTING ACTIVITIES	(55,172)	(1,288)

FOREIGN CURRENCY TRANSLATION	-	-

NET INCREASE IN CASH	56,908	49,521

CASH – BEGINNING OF PERIOD	52,279	2,758
CASH – END OF PERIOD	$109,187	$52,279

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the periods for:
Interest	-	-
Taxes	-	-

Non-cash investing and financing activities:
Repayment of related party debt	360,000	-

The accompanying notes are an integral part of these consolidated financial statements.

KUBER RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Audited)

Note 1 – Organization and basis of accounting

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts, balances and transactions have been eliminated in the consolidation.

Basis of Presentation and Organization

This summary of significant accounting policies of Kuber Resources Corporation   . (a development stage company) (“the Company”) is presented to assist in understanding the Company's consolidated financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying consolidated financial statements. The Company has realized minimal revenues from its planned principal business purpose and, accordingly, is considered to be in its development stage in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 915 (SFAS No. 7).  The Company has elected a fiscal year end of December 31.

Business Description

Kuber Resources Corporation formerly known as Uonlive Corporation (“UOLI” or the “Company”) was incorporated under the laws of the State of Nevada on January 29, 1998 as Weston International Development Corporation. On July 28, 1998, its name was changed to Txon International Development Corporation. On September 15, 2000, the Company changed its name to China World Trade Corporation. On July 2, 2008, the Company further changed its name to Uonlive Corporation.

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

On November 7, 2022, the Company purchased from GRL21 Nominee Limited all the shares of Kuber Resources (Hong Kong) Limited for one Hong Kong dollar (HKD1.00). Accordingly, Kuber Resources (Hong Kong) Limited became a fully-owned subsidiary of the Company as at November 7, 2022. Kuber Resources (Hong Kong) Limited (previously known as Star Wise Limited) is a company incorporated in Hong Kong on October 21, 2022. It changed its name to Kuber (Resources (Hong Kong) Limited on 1 November 2022 and concurrently filed its notification of commencement of Business by Corporation on the same day. It had not traded and/or otherwise operated until after it had been purchased by the Company on November 7, 2022. The purpose of obtaining Kuber Resources (Hong Kong) Limited is to start an additional line of business outside of the international commodities trade currently undertaken by Asia Image Limited.

On December 8, 2022, Uonlive Corporation (the “Company”) filed Articles of Amendment (the “Articles of Amendment”) to its Articles of Incorporation, as amended, with the Secretary of Nevada to change the Company’s corporate name to Kuber Resources Corporation (the “Name Change”). In connection with the Name Change, the Company’s has changed its ticker symbol from “UOLI” to the new ticker symbol “KUBR” (the “Symbol Change”). There is no change in the CUSIP number of the Company’s common stock in connection with the Name Change and Symbol Change. As previously reported, the majority of issued and outstanding shares approved the Name Change and Symbol Change on September 15, 2022 by written consent.

The Financial Industry Regulatory Authority (“FINRA”) announced the effectiveness of the Name Change and Symbol Change on December 9, 2022, which became effective in the market and for trading under the new name and ticker symbol on Monday, December 12, 2022.

The Name Change and Symbol Change do not affect the rights of the Company’s security holders. The Company’s common stock will continue to be quoted on OTC Markets. Following the Name Change, the stock certificates, which reflect the former name of the Company, will continue to be valid and need not be exchanged. Any certificates reflecting the Name Change will be issued in due course as old stock certificates are tendered for exchange or transfer to the Company’s transfer agent.

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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. On August 22, 2022, the Company entered into a purchase contract with a third party and subsequent sales contract with another third party. The Company did not recognize any inventory on this transaction as the risk of loss remains with the seller on this transaction and therefore no inventory was recorded by the Company. The Company has recognized a contract liability of $183,811 with the related to services which it will deliver within one year as a current liability.

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

The Company has an accumulated deficit of $3,285,836 and working capital of $771,970, as of December 31, 2022, and a accumulated deficit of $4,043,966 and a working capital deficit of $346,589 as of December 31, 2021. The accompanying consolidated financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Short term borrowings

As of December 31, 2022 and 2021 the Company has a loan payable of $77,785 and $170,712 to Mr. Raymond Fu, President and Chief Executive Officer of the Company, respectively. This loan is unsecured, non-interest bearing and it is repayable on demand.

Note Payable-Related Party

As of December 31, 2022 and 2021 the Company has a note payable of and $0 and $167,554 to Mr. Raymond Fu, President and Chief Executive Officer of the Company. This note is unsecured, non-interest bearing and it is repayable on demand.

Note 5 – Income taxes

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to 100% of the deferred tax asset has also been recorded resulting in no net deferred tax asset. As of December 31, 2022, the Company maintained a valuation allowance against certain deferred tax assets to reduce the total to an amount management believed was appropriate. Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As of December 31, 2022, the Company has a federal tax net operating loss carryforward of $690,026, which will be available to offset future taxable income indefinitely.  The company applied $159,207 in loss carryforward against its deferred tax liability.

The cumulative deferred tax asset for period ended December 31, 2022 is $159,207, which is calculated by multiplying a 21% estimated tax rate by the cumulative net operating income adjusted for the following items:

For the period ended December 31,	2022	2021
Book income (loss) for the year	$758,130	$(81,812)

Temporary differences:

Tax loss for the year	758,130	(81,812)

Estimated effective tax rate	21%	21%
Deferred tax liability (asset)	$159,207	$(17,180)
Less: Valuation allowance	(159,207)	17,180
Net Deferred tax liability (asset)	$-	$-

Details for the last period are as follows:

For the period ended December 31,	2022	2021
Balance at beginning of year	$(22,885)	$(5,705)
Additions	-	(17,180)
Deductions	-	-
Balance at end of year	$(22,885)	$(22,885)

Rate Reconciliation:

For the year ended December 31,	2022	2021
Federal income tax at statutory rate	$-	$-
Temporary difference	-	-
Permanent difference	-	-
Change in Valuation Allowance	-	17,180
	$-	$17,180

Note 6 – Common stock

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

As of December 31, 2022 and 2021, a total of 132,606,582 and 32,606,582 shares of common stock with par value $0.001 remain outstanding, respectively.

Note 7 – Preferred stock

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

As of December 31, 2022 and December 31, 2021, the Company has 150,000 shares of Series B Convertible preferred shares and 1,020,000 Series A Convertible preferred shares outstanding

Note 8 – Subsequent Event

On March 1, 2023, Shiu Chung Chan was appointed and consented to act an Independent Non-Executive Director of the Board of Directors, and Hok Hin Mui was appointed and consented to act as an Independent Non-Executive Director of the Board of Directors of the Company.

In accordance with ASC 855 the Company’s management reviewed all material events through the date these financial statements were available to be issued, there were no material subsequent events.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kuber Resources Corporation

Date: April 14, 2023	By:	/s/ Raymond Fu
Raymond Fu
Chief Executive Officer (Principal Executive Officer)

Date: April 14, 2023	By:	/s/ Raymond Fu
Raymond Fu
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ Raymond Fu	Director	April 14, 2023
Raymond Fu

/s/ Timothy Lam	Director	April 14, 2023
Timothy Lam

/s/ Michael Woo	Director	April 14, 2023
Michael Woo

/s/ Shiu Chung Chan	Director	April 14, 2023
Shiu Chung Chan

/s/ Hok Hin Mui	Director	April 14, 2023
Hok Hin Mui