Form 10-Q
period 2023-03-31
Kuber Resources Corp
filed 2023-05-22
CIK 1081834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 132,612,842 common shares issued and outstanding as of May 17, 2023.

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

2

KUBER RESOURCES CORPORATION

(Formerly Uonlive Corp.)

QUARTERLY REPORT ON FORM 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim consolidated financial statements of KUBER RESOURCES CORPORATION (formerly known as Uonlive Corporation). (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

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

KUBER RESOURCES CORPORATION

(Formerly Uonlive Corp.)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash	$119,038	$109,187
Advances to suppliers	1,090,089	1,091,589
Prepaid expenses and other assets	93,045	55,172
Total current assets	1,302,172	1,255,948

Right of use asset – operating lease	143,872	-
Fixed assets, net of accumulated depreciation	531	637
TOTAL ASSETS	$1,446,575	$1,256,585

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	163,723	130,472
Loan payable – related party	91,476	77,785
Operating lease obligation - current	69,333	-
Contract liability	252,744	275,722
Total current liabilities	577,276	483,979

Operating lease obligation – non current	75,912	-
Total Non-current liabilities	75,912	-
TOTAL LIABILITIES	653,188	483,979

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred stock, par value $0.001 per share; 2,000,000 shares authorized; 520,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	520	520
Series B Convertible Preferred stock, par value $0.001 per share; 1,000,000 shares authorized; 150,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	150	150
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 500,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	500	500
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 132,612,842 and 132,606,582 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	132,613	132,607
Additional Paid in Capital	3,954,837	3,924,665
Accumulated Deficit	(3,295,233)	(3,285,836)
Total stockholder’s equity	793,387	772,606

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,446,575	$1,256,585

The accompanying notes are an integral part of these consolidated financial statements.

KUBER RESOURCES CORPORATION

(Formerly Uonlive Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

Sales	33,182	155,000
Cost of sales	-	(124,000)
Gross profit	33,182	31,000

Operating expenses
General and administrative expenses	7,429	2,707
Professional fees	33,777	30,257
Total operating expense	41,206	32,964

Loss from operations	(8,024)	(1,964)

Other income (expense)
Interest expense	(1,373)	-
Total other (expense)	(1,373)	-

Net loss	$(9,397)	$(1,964)
Net loss per common share – basic and diluted	$0.00	$0.00)
Weighted average common shares outstanding – basic and diluted	132,612,342	32,606,342

The accompanying notes are an integral part of these consolidated financial statements.

KUBER RESOURCES CORPORATION

(Formerly Uonlive Corp.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2022

(Unaudited)

									Total
	Series A and B Preferred Stock		Preferred Stock		*Common Stock		Additional	Accumulated	Stockholders'

	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Paid in Capital	Deficit	Deficit

Balance - December 31, 2022	670,000	670	500,000	500	132,606,582	132,607	3,924,665	(3,285,836)	772,606

Common stock issued for services					5,760	6	30,171		30,177

Net Loss	-	-	-	-	-	-	-	(9,397)	(9,397)
Balance – March 31, 2023	670,000	$670	500,000	$500	132,612,342	$132,613	$3,954,837	$(3,295,233)	793,387

*	Balances have been retroactively adjusted to reflect 1 for 20 reverse stock spilt

The accompanying notes are an integral part of these consolidated financial statements.

KUBER RESOURCES CORPORATION

(Formerly Uonlive Corp.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2022

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

KUBER RESOURCES CORPORATION

(Formerly Uonlive Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIOD

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES:

Net Loss	$(9,397)	$(1,964)
Adjustments to reconcile net loss to net cash (used in) operating activities:

Depreciation expense	106	105
Amortization of right of use asset	2,069	-
Shares issued for services	30,177
Changes in assets and liabilities
Prepaid expense	1,500	2,499
Deposits	(27,669)	-
Advances to suppliers	-	(129,900)
Accounts payable and accrued expenses	33,252	17,757
Loan payable – related party	13,692	76,922
Operating lease obligation	(696)	-
Contract liability	(22,978)	445,752
NET CASH PROVIDED BY OPERATING ACTIVITIES	20,056	411,171

Loan to related party	(10,205)	-
NET CASH USED IN INVESTING ACTIVITIES	(10,205)	-

NET CHANGE IN CASH	9,851	411,171

CASH – BEGINNING OF PERIOD	109,187	52,279
CASH – END OF PERIOD	$119,038	$463,450

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the periods for:
Interest	-	-
Taxes	-	-

Non-cash investing and financing activities:
Right of use assets	(145,941)	-

The accompanying notes are an integral part of these consolidated financial statements.

KUBER RESOURCES CORPORATION

(Formerly Uonlive Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND THE YEAR ENDED DECEMBER 31, 2022

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

Basis of Presentation and Organization

This summary of significant accounting policies of KUBER RESOURCES CORPORATION) (formerly known as Uonlive Corporation). (a development stage company) (“the Company”) is presented to assist in understanding the Company's consolidated financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying consolidated financial statements. The Company has realized minimal revenues from its planned principal business purpose and, accordingly, is considered to be in its development stage in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 915 (SFAS No. 7).  The Company has elected a fiscal year end of December 31.

Business Description

Kuber Resources Corporation (formerly known as Uonlive Corporation) (“KUBR” or the “Company”) was incorporated under the laws of the State of Nevada on January 29, 1998 as Weston International Development Corporation. On July 28, 1998, its name was changed to Txon International Development Corporation. On September 15, 2000, the Company changed its name to China World Trade Corporation. On July 2, 2008, the Company further changed its name to Uonlive Corporation.

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

The Name Change and Symbol Change do not affect the rights of the Company’s security holders. The Company’s common stock will continue to be quoted on OTC Markets. Following the Name Change, the stock certificates, which reflect the former name of the Company, will continue to be valid and need not be exchanged. Any certificates reflecting the Name Change will be issued in due course as old stock certificates are tendered for exchange or transfer to the Company’s transfer agent..

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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. On August 22, 2022, the Company entered into a purchase contract with a third party and subsequent sales contract with another third party. The Company did not recognize any inventory on this transaction as the risk of loss remains with the seller on this transaction and therefore no inventory was recorded by the Company. The Company has recognized a contract liability of $252,744 and $275,722 as of March 31, 2023 and December 31, 2022, respectively, with the related to services which it will deliver within one year as a current liability. $22,978 of the contract was recognized during the first quarter ended March 31, 2023.

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

Leases

 As of September 1, 2022, the Company adopted the provisions of “Accounting Standards Codification Topic 842 Leases (ASC 842)” using the modified retrospective basis for all agreements.

The Company recognizes a right-of-use asset and lease liability for all financing and operating leases with terms greater than twelve months. The lease liability is measured based on the present value of the lease payments not yet paid. The right-of-use asset is measured based on the initial measurement of the lease liability adjusted for any direct costs incurred upon commencement of the lease. The right-of-use assets are amortized on a straight-line basis over the lease term and are tested for impairment in a manner consistent with the other long-lived assets held by the Company.

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

The Company has an accumulated deficit of $3,295,233 and a working capital of $724,896, as of March 31, 2023, and a accumulated deficit of $3,285,836 and a working capital of $771,969 as of December 31, 2022. The accompanying consolidated financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Loan Payable-Related Party

As of March 31, 2023 and December 31, 2022 the Company has a loan payable of $91,477 and $77,785 to Mr. Raymond Fu, President and Chief Executive Officer of the Company, respectively. This loan is unsecured, non-interest bearing and it is repayable on demand.

Note Payable-Related Party

As of March 31, 2023 and December 31, 2022 the Company has a note payable of $0 to Mr. Raymond Fu, President and Chief Executive Officer of the Company. This note is unsecured, non-interest bearing and it is repayable on demand.

Loan to Related Party

As of March 31, 2023 and December 31, 2022, Prepaid and other assets includes a loan receivable of $65,377 and $55,172 to Mr. Raymond Fu, President and Chief Executive Officer of the Company. This loan is unsecured, non-interest bearing and it is repayable on demand.

 Note 5 – Leases

On February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). The ASU introduces a new leasing model for both lessees and lessors. Topic 842 provides guidance in how to identify whether a lease arrangement exists. Management has evaluated its leasing arrangements and has classified it as an operating leases. Additionally, the lease term of this office leases is two years, however, the Company elected to apply ASC Topic 842 to these leases, because we intend to renew each lease for terms longer than 12 months. As a result of the adoption of ASC Topic 842, the Company recognized a right-of-use asset and operating lease liabilities based on the present value of the minimum rental payments.

Operating Lease Liability

On February 21, 2023, the Company entered into an office lease for a office space located at Unite 1113 on 11th Floor, Tower One, Lippo Centre, No. 89 Queensway, Hong Jong with De Monsa Investments Limited. The lease calls for rent payments of HK41,510 plus taxes of HK$6,525 per quarter and an air conditioning and management fee of HK$6,658 per month. In monthly payments. The lease begins February 22, 2023 and expires on February 21, 2025.

The Company has made lease payments in the amount of $1,983 during the three months ended March 31, 2023. As of March 31, 2023, the Company had $143,872 in Right of Use Asset and $145,245 Operating lease liability. As of March 31, 2023, the discount rate for this lease is 5.63% and the weighted average remaining term is 24 months.

Future minimum operating lease payments at March 31, 2023 consist of:

2023	57,718
2024	76,958
2025	19,120
Total minimum lease payments	153,796
Less: present value discount	(8,551)
145,245
Current portion of operating lease obligation	69,333
Operating Lease obligation, less current portion	$75,912

Note 6 – Common stock

On May 28th, 2021, the Company approved a 1 for 20 reverse stock split.

On June 21, 2022, the Company issued 100,000,000 shares of common stock valued at $0.0036 per share to Raymond Fu as repayment of a portion of all related party debt totaling $360,000.

On February 22, 2023, the Company issued 3,510 shares of common stock valued at $5.20 per share to certain individuals for consulting services valued at $18,252.

On March 30, 2023, the Company issued 2,250 shares of common stock valued at $5.30 per share to certain individuals for consulting services valued at $11,925.

As of March 31, 2023 and December 31, 2022, a total of 132,612,842 and 132,606,582 shares of common stock with par value $0.001 remain outstanding, respectively.

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

As of March 31, 2023 and December 31, 2022, the Company has 150,000 shares of Series B Convertible preferred shares and 1,020,000 Series A Convertible preferred shares outstanding

Note 8 – Subsequent Event

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

Recent developments

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. Due to the outbreak and spread of COVID-19, the Company’s management and advisors responsible for financial reporting have experienced administrative delays, include travel restrictions and reduced work hours. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2023. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarter Report on Form 10-Q. These estimates may change, as new events occur, and additional information is obtained.

Results of operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Results Of Operations During The Three Months Ended March 31, 2023 As Compared To The Three Months Ended March 31, 2022

Revenue

For the three months ended March 31, 2023 and three months ended March 31, 2022, the Company generated $33,182 of revenue and $155,000 revenue, respectively.

Cost of Revenue

For the three months ended March 31, 2023 and three months ended March 31, 2022, the Company generated $0 of cost of revenue and $124,000 cost of revenue, respectively.

Expenses

For the three months ended March 31, 2023 and March 31, 2022, we incurred operating expenses of $42,579 and $32,964, respectively. The increase in operating expenses is mainly due to the issuance of shares for consulting services valued at $30,177.

Net Loss

For the three months ended March 31, 2023 and March 31, 2022, we incurred net loss of $9,397 and a net loss of $1,964, respectively. The increase in net loss during the three months ended is mainly due to the absence of sales activity and a gross profit of $31,000 during the three months ended March 31, 2022 versus no sales and gross profit occurring during the three months ended March 31, 2023.

Liquidity and capital resources

Currently, we are relying on sales of our products. Currently, we pay costs associated with running a business on a day to day basis.

As of March 31, 2023, we had cash on hand of $119,038 and current liabilities of $577,277. As of December 31, 2022, we had cash on hand of $109,187 and current liabilities of $483,979.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this document. Based on the evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of March 31, 2023 due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-12G filed with the SEC.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to March 31, 2023, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Uonlive Corporation.

Date: May 22, 2023	By:	/s/ Raymond Fu
Raymond Fu
Chief Executive Officer (Principal Executive Officer)

Date: May 22, 2023	By:	/s/ Raymond Fu
Raymond Fu
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

