Form 10-Q
period 2023-06-30
Kuber Resources Corp
filed 2023-08-21
CIK 1081834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 132,612,842 common shares issued and outstanding as of August 17, 2023.

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

2

KUBER RESOURCES CORPORATION

(Formerly Uonlive Corp.)

QUARTERLY REPORT ON FORM 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim consolidated financial statements of KUBER RESOURCES CORPORATION. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

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

KUBER RESOURCES CORPORATION

(Formerly Uonlive Corp.)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash	$143,357	$109,187
Advances to suppliers	1,090,089	1,091,589
Loan receivable – related party	65,477	55,172
Prepaid expenses and other assets	29,696	-
Total current assets	1,328,619	1,255,948

Right of use asset – operating lease	122,117	-
Fixed assets, net of accumulated depreciation	424	637
TOTAL ASSETS	$1,451,160	$1,256,585

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	187,457	130,472
Loan payable – related party	128,629	77,785
Operating lease obligation - current	69,452	-
Contract liability	229,766	275,722
Total current liabilities	615,304	483,979

Operating lease obligation – non current	52,665	-
Total Non-current liabilities	52,665	-
TOTAL LIABILITIES	667,970	483,979

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred stock, par value $0.001 per share; 2,000,000 shares authorized; 520,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	520	520
Series B Convertible Preferred stock, par value $0.001 per share; 1,000,000 shares authorized; 150,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	150	150
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 500,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	500	500
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 132,612,842 and 132,606,582 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	132,613	132,607
Additional Paid in Capital	3,954,837	3,924,665
Accumulated Deficit	(3,305,429)	(3,285,836)
Total stockholder’s equity	783,190	772,606

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,451,160	$1,256,585

The accompanying notes are an integral part of these consolidated financial statements.

KUBER RESOURCES CORPORATION

(Formerly Uonlive Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Sales	22,978	720,002	56,160	875,002
Cost of sales	-	(601,000)	-	(725,000)
	22,978	119,002	56,160	150,002

Operating expenses
General and administrative expenses	24,147	2,748	31,576	5,455
Professional fees	6,503	11,850	40,280	42,107
Total operating expense	30,650	14,598	71,856	47,562

Income (Loss) from operations	(7,672)	104,404	(15,696)	102,439

Other income (expense)
Interest expense	(2,524)	-	(3,897)	-
Total other income	(2,524)	-	(3,897)	-

Net income (loss)	$(10,196)	$104,404	$(19,593)	$102,439
Net income (loss) per common share – basic and diluted	$0.00	$0.00	$0.00	$0.00
Weighted average common shares outstanding – basic and diluted	132,612,342	38,101,087	132,612,342	38,101,087

The accompanying notes are an integral part of these consolidated financial statements.

KUBER RESOURCES CORPORATION

(Formerly Uonlive Corp.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND JUNE 30, 2022

(Unaudited)

									Total
	Series A and B Preferred Stock		Preferred Stock		*Common Stock		Additional	Accumulated	Stockholders'

	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Paid in Capital	Deficit	Deficit

Balance - December 31, 2022	670,000	670	500,000	500	132,606,582	132,607	3,924,665	(3,285,836)	772,606

Common stock issued for services					5,760	6	30,171		30,176

Net Loss	-	-	-	-	-	-	-	(9,397)	(9,397)

Balance – March 31, 2023	670,000	$670	500,000	$500	132,612,342	$132,613	$3,954,837	$(3,295,232)	$763,210

Net loss		-		-		-	-	(10,196)	(10,196)

Balance – June 30, 2023	670,000	$670	500,000	$500	132,612,342	$132,613	$3,954,837	$(3,305,429)	$783,190

*	Balances have been retroactively adjusted to reflect 1 for 20 reverse stock spilt

The accompanying notes are an integral part of these consolidated financial statements.

KUBER RESOURCES CORPORATION

(Formerly Uonlive Corp.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND JUNE 30, 2022

(Unaudited)

									Total
	Series A and B Preferred Stock		Preferred Stock		*Common Stock		Additional	Accumulated	Stockholders'

	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Paid in Capital	Deficit	Deficit

Balance - December 31, 2021	670,000	670	500,000	500	32,606,582	32,607	3,664,665	(4,043,966)	(345,524)

Net Loss	-	-	-	-	-	-	-	(1,964)	(1,964)

Balance – March 31, 2022	670,000	$670	500,000	$500	32,606,582	$32,607	$3,664,665	$(4,045,931)	$(347,489)

Forgiveness of related part debt					100,000,000	100,000	260,000		360,000

Net income		-		-		-	-	104,404	104,404

Balance – June 30, 2022	670,000	$670	500,000	$500	132,606,582	$132,607	$3,924,665	$(3,941,527)	$116,915

Balances have been retroactively adjusted to reflect 1 for 20 reverse stock spilt

The accompanying notes are an integral part of these consolidated financial statements.

KUBER RESOURCES CORPORATION

(Formerly Uonlive Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIOD JUNE 30, 2023 AND JUNE 30, 2022

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES:

Net Loss	$(19,593)	$102,439
Adjustments to reconcile net loss to net cash (used in) operating activities:

Depreciation expense	213	212
Amortization of right of use asset	21,755	-
Shares issued for services	30,177
Changes in assets and liabilities
Prepaid expense	(5,010)	3,806
Deposits	(23,187)	-
Advances to suppliers	-	(1,080,800)
Accounts payable and accrued expenses	56,986	161,857
Loan payable – related party	50,844	79,672
Operating lease obligation	(21,755)	-
Contract liability	(45,955)	772,040
NET CASH PROVIDED BY OPERATING ACTIVITIES	44,475	39,226

Loan to related party	(10,305)	(27,216)
NET CASH USED IN INVESTING ACTIVITIES	(10,305)	(27,216)

NET CHANGE IN CASH	34,170	12,010

CASH – BEGINNING OF PERIOD	109,187	52,279
CASH – END OF PERIOD	$143,357	$64,289

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the periods for:
Interest	-	-
Taxes	-	-

Non-cash investing and financing activities:
Right of use assets	(122,117)	-
Forgiveness of related party debt		(360,000)

The accompanying notes are an integral part of these consolidated financial statements.

KUBER RESOURCES CORPORATION

(Formerly Uonlive Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND THE YEAR ENDED DECEMBER 31, 2022

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

The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. T The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 2 – Summary of significant accounting policies

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. On August 22, 2022, the Company entered into a purchase contract with a third party and subsequent sales contract with another third party. The Company did not recognize any inventory on this transaction as the risk of loss remains with the seller on this transaction and therefore no inventory was recorded by the Company. The Company has recognized a contract liability of $229,766 and $275,722 as of June 30, 2023 and December 31, 2022, respectively, with the related to services which it will deliver within one year as a current liability. $45,955 of the contract was recognized during the first six months ended June 30, 2023.

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

The Company has an accumulated deficit of $3,305,429 and a working capital of $713,314, as of June 30, 2023, and an accumulated deficit of $3,285,836 and a working capital of $771,969 as of December 31, 2022. The accompanying consolidated financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Loan Receivable-Related Party

As of June 30, 2023, the Company has a loan receivable of $65,477 from a related party.

Loan Payable-Related Party

As of June 30, 2023 and December 31, 2022 the Company has a loan payable of $128,629 and $77,785 respectively, to Mr. Raymond Fu, President and Chief Executive Officer of the Company, This loan is unsecured, non-interest bearing and it is repayable on demand.

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

Operating Lease Liability

On February 21, 2023, the Company entered into an operating lease for a office space located at Unite 1113 on 11th Floor, Tower One, Lippo Centre, No. 89 Queensway, Hong Jong with De Monsa Investments Limited. The lease calls for rent payments of HK$ 41,510 plus taxes of HK$6,525 per quarter and an air conditioning and management fee of HK$6,658 per month. In monthly payments. The lease begins February 22, 2023 and expires on February 21, 2025.

The Company has made lease payments in the amount of $23,255 during the six months ended June 30, 2023. As of June 30, 2023, the Company had $122,117 in Right of Use Asset and $122,117 Operating lease liability. As of June 30, 2023, the discount rate for this lease is 5.63% and the weighted average remaining term is 20 months.

Future minimum operating lease payments at June 30, 2023 consist of:

2023	38,544
2024	77,089
2025	12,845
Total minimum lease payments	128,478
Less: present value discount	(6,361)
122,117
Current portion of operating lease obligation	69,452
Operating Lease obligation, less current portion	$52,665

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

As of June 30, 2023 and December 31, 2022, a total of 132,612,842 and 132,606,582 shares of common stock with par value $0.001 remain outstanding, respectively.

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

As of June 30, 2023 and December 31, 2022, the Company has 150,000 shares of Series B Convertible preferred shares and 520,000 Series A Convertible preferred shares outstanding

Note 8 – Subsequent Event

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

Recent developments

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. Due to the outbreak and spread of COVID-19, the Company’s management and advisors responsible for financial reporting have experienced administrative delays, include travel restrictions and reduced work hours. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at June 30, 2023. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarter Report on Form 10-Q. These estimates may change, as new events occur, and additional information is obtained.

Results of operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Results Of Operations During The Three Months Ended June 30, 2023 As Compared To The Three Months Ended June 30, 2022

Revenue

For the three months ended June 30, 2023 and three months ended June 30, 2022, the Company generated $22,978 of revenue and $720,002 revenue, respectively.

Cost of Revenue

For the three months ended June 30, 2023 and three months ended June 30, 2022, the Company generated $0 of cost of revenue and $601,000 cost of revenue, respectively.

Expenses

For the three months ended June 30, 2023 and June 30, 2022, we incurred operating expenses of $30,650 and $14,598, respectively. The increase in operating expenses is mainly due to the issuance of shares for consulting services valued at $30,177.

Net Loss

For the three months ended June 30, 2023 and June 30, 2022, we incurred net loss of $10,196 and a net income of $104,404, respectively. The decrease in net income during the three months ended is mainly due to the absence of sales activity and a gross profit of $119,002 during the three months ended June 30, 2022 versus no sales and gross profit occurring during the three months ended June 30, 2023.

Results Of Operations During The Six Months Ended June 30, 2023 As Compared To The Six Months Ended June 30, 2022

Revenue

For the six months ended June 30, 2023 and six months ended June 30, 2022, the Company generated $56,160 of revenue and $875,002 revenue, respectively.

Cost of Revenue

For the six months ended June 30, 2023 and six months ended June 30, 2022, the Company generated $0 of cost of revenue and $725,000 cost of revenue, respectively.

Expenses

For the six months ended June 30, 2023 and June 30, 2022, we incurred operating expenses of $71,856 and $47,562, respectively. The increase in operating expenses is mainly due to the issuance of shares for consulting services valued at $30,177.

Net Loss

For the six months ended June 30, 2023 and June 30, 2022, we incurred net loss of $19,593 and a net income of $102,440, respectively. The decrease in net income during the six months ended is mainly due to the absence of sales activity and a gross profit of $150,002 during the six months ended June 30, 2022 versus $22,978 of sales and no gross profit occurring during the six months ended June 30, 2023.

Liquidity and capital resources

Currently, we are relying on sales of our products. Currently, we pay costs associated with running a business on a day to day basis.

As of June 30, 2023, we had cash on hand of $143,357 and current liabilities of $615,305. As of December 31, 2022, we had cash on hand of $109,187 and current liabilities of $483,979.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this document. Based on the evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of June 30, 2023 due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-12G filed with the SEC.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to June 30, 2023, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Uonlive Corporation.

Date: August 21, 2023	By:	/s/ Raymond Fu
Raymond Fu
Chief Executive Officer (Principal Executive Officer)

Date: August 21, 2023	By:	/s/ Raymond Fu
Raymond Fu
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

