Form 10-K
period 2023-12-31
Kuber Resources Corp
filed 2024-04-16
CIK 1081834

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2023 (last business day of the registrant’s most recently completed second fiscal quarter ), based upon the last reported trade on that date ($4.06), the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $64,654,083.06.

As of April 12, 2024, the registrant had 132,606,582 shares of the issuer’s common stock, $0.001 par value outstanding.

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

On September 18, 2023, the Company purchased from Zhong Jia Ping and Deng Xiaobo all the shares of Grayscale Investment (Asia) Limited, a Hong Kong company, for two Hong Kong dollars (HKD2.00). Accordingly, Grayscale Investment (Asia) Limited became a fully-owned subsidiary of the Company as at September 18, 2023. Grayscale Investment (Asia) Limited had not traded and/or otherwise operated as at the time it had been purchased by the Company on September 18, 2023. However, Grayscale Investment (Asia) Limited in turn holds all the shares of Grayscale Investment (Shenzhen) Co Limited, a Shenzhen, China company, which also had not traded and/or otherwise operated. Accordingly, Grayscale Investment (Shenzhen) Co Limited as at September 18, 2023 also became a fully-owned subsidiary of the Company.

The purpose of obtaining Grayscale Investment (Asia) Limited was to start an additional line of business outside of the international commodities trade currently undertaken by Asia Image Limited and consulting services provided by Kuber Resources (Hong Kong) Limited.

On October 16, 2023, Grayscale Investment (Shenzhen) Co Limited entered into an agreement with Shenzhen Junfeng Woodlink Network Technology Co Ltd whereby Grayscale Investment (Shenzhen) Co Limited would arrange to incorporate a new company in Guangdong, China to operate a wood panel treatment business.

On October 17, 2023, Kuber Resources (Guangdong) Co Limited was incorporated in Guangdong, China and Grayscale Investment (Shenzhen) Co Limited became its founder and 100% beneficial shareholder. Accordingly, Kuber Resources (Guangdong) Co Limited is a fully-owned subsidiary of the Company as at October 17, 2023. Kuber Resources (Guangdong) Co Limited’s operations are focused on the service and treatment of wood panels.

Business Overview

We operate as a holding company through our subsidiaries. Our main business as of late 2023 involves the treatment of flame retardant wood panels through a patented process which we license from Shenzhen Junfeng Woodlink Network Technology Co Ltd. Our secondary business is operating as an international trading platform with its main source of operations as a middle buyer of commodities and selling them to end buyers. There are two sectors of commodities that the Company focuses on: tea and precious metals.

We have experience in the China market and can leverage off that experience to bring together the various traditional products with customers using e-distribution channels. Our revenue streams are generated from the sale of such products and services throughout China.

We are expanding our business model by connecting traditional products through e-channels and using technological innovation as a driving force to connect end users to increase sales. The company intends to continuously expand the market share in the various products that it is involved in. It is committed to growing into one of the larger market players in the sphere.

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

In 2022, as Covid-19 had affected the tea industry, our business focused more on the international trading of precious metal commodities and we began seeking additional lines of business. From 2022 to present, we developed a line of trading precious metals with suppliers in South America with the end buyers in Hong Kong, China. In late 2023 we began expanding our business line into the treatment and service of wood panels in China. Through our subsidiary, we obtained a patent licence to treat wood panels so that they would become flame retardant.

Industry Overview

Wood Treatment Industry

The wood treatment and wood panel industry in China, particularly in regions like Guangdong, represents a significant segment of the nation's broader manufacturing and industrial base. Companies in this sector often source raw timber from nearby timber farms, transporting raw logs to processing facilities where they undergo a series of treatments. These processes may include patented techniques aimed at enhancing the wood's durability and functionality, such as making it flame retardant, moisture-resistant, or resistant to pests.

In terms of wood panel production, the treatment and servicing involve several stages, including seasoning, chemical treatment, and mechanical processing. These panels are then utilized across various sectors, notably in construction, furniture manufacturing, and interior decoration. Shanghai, as a hub, demonstrates the scale and technological advancement of China's capabilities in processing and finishing technologies related to wood, including panel board and solid wood treatments.

The Chinese market is also adapting to global trends and demands, particularly with the ongoing shifts in supply chains and environmental regulations. Companies in Guangdong are investing in sustainable practices and advanced technologies to meet both domestic and international standards, which is crucial as China addresses its "supply gap" in hardwoods and boosts its production capacity.

Globally, wood panels are increasingly utilized due to their cost-effectiveness, versatility, and environmental benefits. They are a staple in modern construction, especially in eco-friendly building projects, and in furniture and cabinetry, where engineered wood products offer consistency, strength, and ease of use. The international demand for treated wood products continues to grow as industries seek sustainable and durable materials for a wide range of applications .

Tea Industry

The tea industry in China is a thriving market. The aggregate Revenue in the industry amounts to USD 92,684,000,000 of sales as at April 2020 and is expected to grow annually by 5.8%1.

Pursuant to statista.com, tea is the most consumed hot drink worldwide and the most consumed non-alcoholic beverage overall. It is especially important in Asia and Eastern Europe as well as in the United Kingdom. It serves the purpose of both caffeination and hydration. In China, tea has a much higher degree of prestige with upscale specialty products. Depending on the quality of the tea, a kilogram of tea in China can go for upwards of USD $100,0002.

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

Our Strategy

We intend to modernize and enhance the experience of purchasing Chinese products by distributing our products through e-distribution channels. In connection with our wood treatment business, the company plans on using its patented service to expand into wider areas of China and also expand its business to include the manufacturing of wood panel products rather than just servicing and treatment. In addition to tea and precious metals, the company plans on expanding into other areas to close the distribution gap between supplier and end buyer.

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

As to the wood treatment industry, the Company’s competitors includes other wood treatment companies within the greater China area. There is also a risk that the patent owner could licence the patents to other companies. However, given that there is a demand for such services, even if there were to be additional competitors in the same industry, the affect on the Company’s current clients will be minimal.

As to the tea industry, the Company’s competitors include Urban Tea Inc., Maiji (“麦吉”), Luosennina (“罗森尼娜”), NAYUKI (“奈雪的茶”), and Chayanyuese (“茶颜悦色”), all of which are located in the Hunan province. However, given that this is a consumable product that is used daily, the market should able to absorb all such products.

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

Products

 Wood Treatment

Currently, our wood treatment business is a specialized product wherein clients of that business bring in unfurnished wood panels to be treated. Through the patented service which includes placing the untreated wood panels into a metal tank that is then submerged with a chemical process, the wood panels are then taken to dry afterwards and obtains the desired flame retardant properties.

Tea

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

Precious Metals

As to precious metals, in 2023, we have been sourcing available raw products and hope to secure further trades in 2024 and beyond.

Seasonality

The timber industry is subject to seasonality, especially during transitions between seasons, such as the shift from spring to summer, temperatures and humidity can fluctuate rapidly and unexpectedly. Seasonal changes can have a significant impact on wood treatment and drying times. Lumber mills face the challenge of maintaining the integrity of their products by carefully tracking wood moisture content and following dry kiln schedules. While our process includes receiving treated wood, dipping and drying through our – patented process, we do not believe our specific business will be subject to seasonality as the process is completed in controlled environments. However, we cannot predict the impact of seasonality on our customers production of timber for delivery to us for treatment and whether or not that will impact our business.

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

Management, Culture and Training

We are guided by a philosophy that recognizes customer service and the importance of delivering optimal performance across all lines of our business.

We seek to recruit, hire, train, retain and promote qualified, knowledgeable and enthusiastic business partners who share our passion and strive to deliver an extraordinary experience to our customers.

•	Extensive Training. We have specific training and certification requirements for potential business partners, including undergoing food handlers’ certification and foundational training. As it relates to our new wood panel business, our staff are trained in the patented technologies so that the product becomes a stable and reliable process. This process helps ensure that all team members educate our customers and execute our standards accurately and consistently. As team members progress to the assistant manager and manager levels, they undergo additional weeks of training in sales, operations and management.

This philosophy extends to all types of trading and is applicable to precious metals trade.

Business and Strategic Partners

Currently, as our wood panel business is developing, the Company desires to expand beyond the Guangdong area and internationally.

Currently, we are strategically aligned with Dongguan Gongxiang Tea Food Company Ltd, which is a tea plantation in Fujian that supplies the products we use.

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

Contractual Obligations and Commitments

As of December 31, 2023 and 2022, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2023 and 2022, and are included elsewhere in this registration statement.

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

	Price Range
Period	High	Low
Year ended December 31, 2023
First Quarter	$6.00	2.10
Second Quarter	$4.80	4.05
Third Quarter	$6.50	3.03
Fourth Quarter	$6.20	5.00
Year Ended December 31, 2022:
First Quarter	$4.50	4.50
Second Quarter	$5.00	5.00
Third Quarter	$5.75	5.75
Fourth Quarter	1.10	1.10

Stockholders of Record

As of April 11, 2024, the Company has 191 recorded holders of our Common Stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

Common Stock

We are authorized to issue 1,000,000,000 common shares at a par value of $.001. As of December 31, 2023 and December 31, 2022 there are 132,612,342 and 132,606,582 common shares outstanding, respectively. Each holder of Common Stock shall be entitled to one vote per share.

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

Securities Authorized for Issuance under Equity Compensation Agreements

None.

Recent Sales of Unregistered Securities

During the years ended December 31, 2023 and 2022, we did not have sales of unregistered securities other than those already disclosed in the quarterly reports on Form 10-Q in the year of 2023 and current reports on Form 8-K.

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

Overview

The Company’s current business objective is to operate as a holding company with its subsidiaries operating in the wood treatment, tea and precious metals industry, including acting as a distributor and trader. We intend to use the Company’s limited personnel and financial resources in connection with such activities.

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

On September 18, 2023, the Company acquired all shares of Grayscale Investment (Asia) Limited ("Grayscale HK") from unrelated parties for two Hong Kong dollars (HKD 2.00) per share, along with its subsidiary. Consequently, Grayscale HK became a fully-owned subsidiary of the Company. Grayscale HK was established in Hong Kong on September 31, 2021, which has not commenced any operations since its inception. Grayscale Investment (ShenZhen) Limited ("Grayscale WOFE") was established on November 1, 2021, as a wholly foreign-owned entity in the People’s Republic of China ("PRC"). Grayscale WOFE is wholly owned by Grayscale HK.

On October 17, 2023, the Company through its wholly owned subsidiary, incorporated Kuber Resources (Guangdong) Co., Ltd. (“Kuber Guangdong") as a wholly owned subsidiary of Graysacle WOFE in Guangdong, PRC. Kuber Guangdong’s scope of business includes manufacturing, sales and distribution of wood panels, as well as providing formaldehyde treatment services.

Results Of Operations

During The Year Ended December 31, 2023 As Compared To The Year Ended December 31, 2022

Revenue

For the year ended December 31, 2023 and 2022, the Company generated $2,249,288 and $1,562,629 of revenue, respectively. Revenues from formaldehyde treatment services were $2,147,172 and $nil for the years ended December 31, 2023 and 2022, respectively.

Cost of Revenue

The Company generated $199,356 and $736,211 cost of revenue for the years ended December 31, 2023 and, 2022, respectively. The cost of revenues $199,536 is related to the formaldehyde treatment services.

Expenses

For the year ended December 31, 2023, the Company incurred $359,538 and $68,289 as total operating expenses, respectively. For the year ended December 31, 2023, operating expenses consisted of selling expenses of $9,638, and general administrative expenses of $349,538. Selling, general and administrative expenses comprise mainly of professional fees incurred being a reporting company, wages and salaries, and rent expenses for the years ended December 31, 2023.

Net Income (Loss)

For the years ended December 31, 2023 we incurred a net totaled $1,217,956 and in December 31, 2022 net income of $758,130. The increase in net income is due to increased business activity during 2023 which was as a result the new formaldehyde treatment services in China.

Liquidity and Capital Resources

Currently, we are relying on sales of our products. Currently, we pay costs associated with running a business on a day-to-day basis.

As of December 31, 2023, we had current assets of $3,473,299 as compared to $1,255,948 as of December 31, 2022. We have cash of $143,860 and 109,187, as of December 31, 2023 and 2022, respectively.

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

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2023 was $201,182, and provided by operating activities was $12,561 for the year ended December 31, 2022, respectively.

The net cash provided by operating activities for the year ended December 31, 2023 was primarily related to increase in accounts receivables, increase in due from related parties with an offset by increase in accounts payable and other payable.

The net cash used in operating activities for the year ended December 31, 2022 was primarily related to increase in other current assets and prepaid expense with an offset by increase in accounts payable and contract liabilities.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 and 2022 was $168,692 and $55,172, respectively. There amounts were primarily related to the purchases of fixed assets and increase in ROU asset.

Financing Activities

We received a total of $0 in financing, consisting of $0 related to related party debt during the fiscal year ended December 31, 2023. We received a total of $99,519 in financing, consisting of $99,519 from the issuances of loans payable from related parties, during the fiscal year ended December 31, 2022.

Going Concern and Management’s Liquidity Plans

As reflected in the accompanying consolidated financial statements, the Company has a net income of $1,217,956 in December 31, 2023 and in December 31, 2022 net income of $758,130. In addition, the Company has an accumulated deficit of $2,067,880 and a working capital of $1,964,114 as of December 31, 2023.

The accompanying consolidated financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has started to generate revenues but has yet to established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2023 and 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2023 and 2022, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2023 and 2022. The preparation of consolidated financial statements in conformity with generally accepted accounting principles of the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

We believe the following is among the most critical accounting policies that impact or consolidated financial statement. We suggest that our significant accounting policies, as described in our consolidated financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Going concern assumption

As of December 31, 2023 and 2022, we had retained earnings of $761,658 and accumulated deficits of approximately $3,285,836 , respectively. Our directors are of the opinion that the preparation of these financial statements is based on a going concern and its basis has been stated in Note 3 to the financial statements. Should there be any problem in the going concern of us, all the assets and liabilities have to be stated at net realizable values.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of the Company for the fiscal year ended December 31, 2023 and 2022 and the notes thereto are set forth on page F-1 through F-17 of this Annual Report. The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., or US GAAP, and pursuant to Regulation S-K as promulgated by the SEC. The financial statements have been prepared assuming the Company will continue as a going concern.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer/principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of December 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2023.

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

Name	Age	Position(s)
Raymond Fu	55	President, Treasurer, CEO, Secretary, Director
Timothy Lam Chee Yau	39	Secretary, Director
Michael Woo Chi Wai	55	Director
Shiu Chung Chan	37	Director
Hok Hin Mui	33	Director
Li Jiyong	43	Director
Wu Yingda	52	Director

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

LI, JIYONG

Mr Li graduated from the China University of Electronic Science and Technology. He is the also currently the chairman of the Wood Chain Network and an inventor of flame retardant and antibacterial technology. He is the Vice President of the Mergers and Acquisitions Branch of the Shenzhen Listed Companies Association.

WU, YINGDA

Mr Wu is a Certified Public Accountant in China since 2006. In 2008, he became a Certified Tax Agent and a member of the China Association of Tax Agents. In 2015, he worked as a partner in a tax agent firm in China and has provided consulting and auditing to a number of listed companies in China.

Committees of the Board of Directors

Our board of directors has not established any committees, including an audit committee, a compensation committee, a nominating committee or any committee performing a similar function. The functions of those committees are being undertaken by our Board as a whole. Because we only recently (March 2023) appointed two independent directors, the establishment of committees of the Board of Directors has not yet been undertaken. In November 2023 we appointed two additional independent directors. We anticipate that the board will establish committees in 2024.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, requires our directors, officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. To our knowledge, based solely on review of the copies of such reports furnished to us, no Section 16(a) filings applicable to officers, directors and greater than 10% shareholders were have been made.

ITEM 11. EXECUTIVE COMPENSATION

No executive compensation was paid during the years ended December 31, 2023 and 2022. The Company has no employment agreement with any of its officers and directors.

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

Compensation of Directors

For the years ended December 31, 2023 and 2022, we have not paid compensation to any of our directors.

Outstanding Equity Awards

There were no equity awards outstanding as of the end of the year ending December 31, 2023.

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

Change of Control Compensatory Plans

As of December 31, 2023, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control of us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDERS MATTERS

The following table sets forth as of April 11, 2024 the number of shares of the Company’s common stock and preferred stock owned on record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s voting stock, and by each of the Company’s directors and executive officers and by all its directors and executive officers as a group.  As of April 11, 2024, there were 132,612,342 common shares issued and outstanding.

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

In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of Common Stock as held by that person or entity that are currently exercisable or that will become exercisable within 60 days of April 11, 2024.

List of Common stockholder

Name of Shareholder	Affiliation with Company	Number of Common Shares	Percent of Class	Note
Raymond Fu	President / CEO/ Secretary / Treasurer / Director	5,000	*%	1,3
Timothy Lam Chee Yau	Secretary, Director	0	0%
Michael Woo Chi Wai	Director	0	0%
Shiu Chung Chan	Director	0	0%
Hok Hin Mui	Director	0	0%
Li Jiyong	Director	0	0%
Wu Yingda	Director	0	0%

Uonlive (Hong Kong) Limited	N/A	111,282,948	83.92%	1

List of Preference Shareholders-

Name of Shareholder	Affiliation with Company	Number of Shares	Holding %	Nature of Preference shares	Notes
Dragon Ace Global Limited	N/A	250,000	21.37%	Series A	2
Standford Global Capital Limited	N/A	250,000	21.37%	Series A	3
Chuang Fu Qu Kuai Lian Technology (Shenzhen) Limited	N/A	150,000	12.82%	Series B	4
Uonlive (Hong Kong) Limited		520,000	44.44%	Series A	1,3

*less than 1%

1 Raymond Fu is the direct beneficial owner of 5,000 common shares and indirect beneficial owner of 111,282,949 shares of common stock of the Company and 520,000 Series A preferred shares through Uonlive (Hong Kong) Limited, of which Raymond Fu is the indirect beneficial owner of 99% of its share capital.

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

4. Zhong Jia Ping, is a Director of Chuang Fu Qu Kuai Lian Technology (Shenzhen) Limited and has dispositive voting control thereof.

There are no other persons known by us who owns beneficially 5% or more of our common stock as of April 11, 2024.

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

Amounts receivable from Mr. Raymond Fu, CEO, director and controlling shareholder of the Company, comprise of xxxxx.

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

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that Shiu Chung Chan, Hok Hin Mui, Li Jiyong, and Wu Yingda are independent directors, as “independence” is defined by the listing standards of Nasdaq, and by the Securities and Exchange Commission, or SEC, because they have no relationship with us that would interfere with their exercise of independent judgment in carrying out their responsibilities as a director. Mr. Fu, Mr. Lam, and Mr. Woo are not “independent” as defined by the listing standards.

ITEM 14. PRICINPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2023 and 2022, we were billed approximately $37,000 and $37,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2023 and 2022.

Tax Fees

For the Company’s fiscal years ended December 31, 2023 and 2022, there were no fees for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2023 and 2022.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules are set forth under Part II, Item 8 of this report.

(b)	Exhibits

Other Schedules are omitted because they are not applicable, not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

Exhibit No.	Description

2.1	Notice of Entry of Order, Eight Judicial District Court, Clark County, Nevada, Case No.: A-18-774165-P dated 19 June 2018 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference).

2.2	Notice of Entry of Order, Eight Judicial District Court, Clark County, Nevada, Case No.: A-18-774165-P dated 6 December 2018 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference).

2.3	Share Exchange Agreement, dated March 2, 2020, by and between Uonlive Corporation and Asia Image Investing Limited (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.1	Articles of Incorporation of Weston International Development Corporation dated January 21, 1998 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.2	Revised and Amended Articles of Incorporation of Txon International Development Corporation dated March 31, 1999 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.3	Written Consent of the Shareholders of Txon International Development Corporation dated August 18, 2000 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.4	Certificate of Amendment of Articles of Incorporation of Txon International Development Corporation dated September 15, 2000 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.5	Certificate of Reinstatement dated September 6, 2002 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.6	Certificate of Designation dated March 26, 2008 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.7	Certificate of Amendment filed August 1, 2008 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.8	Certificate of Amendment filed October 15, 2008 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.9	Certificate of Amendment filed August 17, 2009 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.10	Certificate of Reinstatement dated August 25, 2014 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.11	Certificate of Reinstatement dated August 7, 2018 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.12	Certificate of Amendment by Custodian filed September 10, 2018 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.13	Certificate of Designation filed September 10, 2018 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.14	Certificate of Change Pursuant to NRS 78.209 filed September 10, 2018 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.15	Certificate of Amendment dated June 4, 2020 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.16	Certificate of Amendment dated June 4, 2020 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.17	Certificate of Amendment to Designation - After Issuance of Class or Series dated November 9, 2020 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.18	Articles of Amendment to Articles of Incorporation, dated December 8, 2022

3.19	Amended and Restated Bylaws of the Company.

10	General Contract for the Supply and Delivery of Goods, by and between the Company and Dongguan Gongxiang Tea Food Company Ltd., dated June 22, 2020 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

21.1	Subsidiaries (filed herewith)

23.1	Consent of Independent Auditor

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document..
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kuber Resources Corporation

Date: April 16, 2024	By:	/s/ Raymond Fu
Raymond Fu
Chief Executive Officer (Principal Executive Officer)

Date: April 16, 2024	By:	/s/ Raymond Fu
Raymond Fu
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ Raymond Fu	Director	April 16, 2024
Raymond Fu

/s/ Timothy Lam	Director	April 16, 2024
Timothy Lam

/s/ Michael Woo	Director	April 16, 2024
Michael Woo

/s/ Shiu Chung Chan	Director	April 16, 2024
Shiu Chung Chan

/s/ Hok Hin Mui	Director	April 16, 2024
Hok Hin Mui

/s/ Li Jiyong	Director	April 16, 2024
Li Jiyong

/s/ Wu Yingda	Director	April 16, 2024
Wu Yingda

MERCURIUS & ASSOCIATES LLP Formerly known as AJSH & Co LLP
+91 11 4559 6689
info@masllp.com
www.masllp.com

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Kuber Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kuber Resources Corporation (formerly known as Uonlive Corporation) and its subsidiaries (collectively, the “Company”) as of December 31, 2023 and December 31, 2022, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows, for the years ended December 31, 2023 and December 31, 2022 and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and December 31, 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We draw attention to the following matters as disclosed in the notes to the consolidated financial statements:-

A.	Unissued VAT invoices

Note 10(c) regarding Unissued VAT invoices, wherein, during the period October 31, 2023 to December 31, 2023, due to the rules imposed by the Chinese local authorities on newly established companies, which limited the issuance of VAT invoices per month. Consequently, the Kuber Resources (Guangdong) Co., (the subsidiary) was not able to issue VAT invoices for all its sales. As of December 31, 2023, the Company had issued a total of $133,379 in VAT invoices for its sales, leaving $2,013,794 in sales unissued. The Company has submitted a request to increase the allowable VAT invoice amounts and is currently awaiting approval. Upon receiving approval, the unissued VAT invoices of $ 2,013,794 will be issued.

B.	Restriction on cash disbursement on bank account

Note 10(d) regarding restrictions imposed by the bank on new bank accounts of Kuber Resources (Guangdong) Co., (the subsidiary), by limiting its cash receipts/disbursement. In order to avoid disruption to the business operations, the Company has engaged a related party, Shenzhen Junfeng Wood Chain Network Technology Co., Ltd., to collect sales revenues on behalf of the Company.

As of December 31, 2023, the Company had an outstanding receivable of $1,110,135 from the related party as a result of this arrangement. These receivables represent funds collected on behalf of the Guangdong, but not yet remitted to its bank account as at year ended December 31, 2023. Subsequently, the Company received the funds of $ 1,110,135 in its bank account from Shenzhen Junfeng Wood Chain Network Technology Co., Ltd.

Our opinion is not modified in respect of above matters.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the

LLPIN-AAG-1471 A-94/8, Wazirpur Industrial Area New Delhi-110052, India

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relates.

As discussed in the Note 7 of the consolidated financial statements, Kuber Resources (Guangdong) Co., Ltd which is subsidiary of “Kuber Resources Corporation” entered into an agreement in October 2023 with “Shenzhen Junfeng Wood Chain Net Technology” (Related Party) to acquire Intellectual Property license (Intangible Assets) which comprises of a five-year non-exclusive license to utilize certain intellectual property pertaining to wood panel manufacturing within China. The Company has recognized such Intangible asset at fair value of USD 2,159,842.

The principal considerations for our determination that performing procedures relating to the Management’s assessment of recognizing such Intangible Asset is a critical audit matter (i) involved significant judgment by management in the recognition of such Intangibles; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions/judgments related to valuation of Intangibles (iii) involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures includes (i) understanding the management’s assessment for recognition of such Intangible asset; (ii) discussed underlying management's assumption for future economic benefits (iii) evaluating the reasonableness of the significant judgement made by the Management/Professional recognition of such Intangibles.

Mercurius & Associates LLP

(Formerly known as AJSH & Co LLP)

We have served as the Company’s auditor since 2019.

New Delhi, India

Date: April 16, 2024

Kuber Resources Corporation

Consolidated Balance Sheets

As of December 31, 2023 and 2022

	December 31,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$143,860	$109,187
Accounts receivable, net	1,102,097	-
Advances to suppliers	1,087,590	1,087,590
Due from related parties	1,110,135	55,172
Other receivables and current assets	29,617	3,999
Total Current Assets	3,473,299	1,255,948
Non-Current Assets
Property, plant and equipment, net	13,907	637
Intangible assets, net	2,069,849	-
Operating lease right of use asset	154,316	-
Total Non-Current Assets	2,238,072	637
Total Assets	5,711,371	1,256,585

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	358,441	130,472
Other payables	3,518	-
Due to related parties	261,385	77,785
Taxes payable	570,494	-
Contract liability	183,811	275,722
Operating lease liabilities - current	131,536	-
Total Current Liabilities	1,509,185	483,979
Non-Current Liabilities
Operating lease liabilities - non-current	28,208	-
Total Non-Current Liabilities	28,208	-
Total Liabilities	1,537,393	483,979

Shareholders’ Equity
Series A Convertible Preferred stock, par value $0.001 per share; 2,000,000 shares authorized; 520,000 shares issued and outstanding at December 31, 2023 and 2022, respectively	520	520
Series B Convertible Preferred stock, par value $0.001 per share; 1,000,000 shares authorized; 150,000 shares issued and outstanding at December 31, 2023 and 2022, respectively	150	150
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 500,000 shares issued and outstanding at December 31, 2023 and 2022, respectively	500	500
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 132,612,342 and 132,606,582 shares issued and outstanding at December 31, 2023 and 2022, respectively, respectively	132,613	132,607
Additional paid-in capital	6,125,474	3,924,665
Accumulated deficit	(2,067,880)	(3,285,836)
Statutory reserves	-	-
Accumulated other comprehensive loss	(17,399)	-
Total Equity	4,173,978	772,606
Total Liabilities and Shareholders’ Equity	$5,711,371	$1,256,585

The accompanying notes are an integral part of these consolidated financial statements.

Kuber Resources Corporation

Consolidated Statements of Income and Comprehensive Income

For the Years Ended December 31, 2023 and 2022

	Years Ended
	December 31,	December 31,
	2023	2022
Revenues, net	$2,249,288	$1,562,629
Cost of revenues	199,356	736,211
Gross profit	2,049,932	826,418

Operating expenses
Selling and marketing expense	9,638	-
General and administrative expenses	349,538	68,290
Total Operating expenses	359,176	68,290

Income from operations	1,690,756	758,128

Other income (expense)
Interest income	247	2
Total other income (expenses), net	247	2

Income before income tax	1,691,003	758,130
Income tax expense	473,047	-

Net income	1,217,956	758,130

Weighted average shares outstanding
Basic	132,612,342	85,757,267
Diluted	283,132,342	236,277,267

Earnings (Loss) per share
Basic	0.009	0.009
Diluted	0.004	0.003

Other comprehensive income (loss):
Net income	1,217,956	758,130
Other comprehensive income (loss):
Foreign currency translation (loss) income	(17,399)	-
Total comprehensive income	1,200,557	758,130

The accompanying notes are an integral part of these consolidated financial statements.

Kuber Resources Corporation

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2023 and 2022

	Series A Convertible		Series B Convertible									Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional			other
	Number of		Number of		Number of		Number of		Paid-in	Statutory	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Reserves	Deficit	Income	Total

Balance at December 31, 2021	520,000	$520	150,000	$150	500,000	$500	32,606,582	$32,607	$3,664,665	$-	$(4,043,966)	$-	$(345,524)
Shares issued for related party debt settlement							100,000,000	100,000	260,000				360,000
Net income		-		-		-		-	-	-	758,130	-	758,130
Balance at December 31, 2022	520,000	520	150,000	150	500,000	500	132,606,582	132,607	3,924,665	-	(3,285,836)	-	772,606

Balance at December 31, 2022	520,000	520	150,000	150	500,000	500		132,607	3,924,665	-	(3,285,836)	-	772,606
Shares issued for services							5,760	6	30,171				30,177
Capital contribution with intangible asset									2,170,638				2,170,638
Net income		-		-		-		-	-	-	1,217,956	-	1,217,956
Foreign currency translation adjustment												(17,399)	(17,399)
Balance at December 31, 2023	520,000	520	150,000	150	500,000	500	132,612,342	132,613	6,125,474	-	(2,067,880)	(17,399)	4,173,978

The accompanying notes are an integral part of these consolidated financial statements.

Kuber Resources Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023 and 2022

	Years Ended
	December 31,	December 31,
	2023	2022
Cash flows from operating activities
Net income	$1,217,956	$758,130
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization expense	91,548	428
Amortization of operating lease ROU assets	60,286	-
Stock-based compensation	30,177	-
Changes in assets and liabilities
Increase in accounts receivable	(1,102,097)	-
Increase in due from relates parties	(1,054,963)	-
Decrease in interest receivables	-	1
(Increase) decrease in prepaid expense and other current assets	(25,617)	(1,087,784)
Increase in account payable	227,969	116,064
Increase in other payable and taxes payable	574,012	-
(Decrease) Increase in contract liability	(91,911)	225,722
Due to related parties	114,078
Increase in operating lease liabilities	159,744	-
Net cash provided by (used in) operating activities	201,182	12,561

Cash flows from investing activities
Purchase of fixed assets	(14,376)	(55,172)
Increase in ROU	(154,316)	-
Net cash provided by (used in) investing activities	(168,692)	(55,172)

Cash flows from financing activities
Proceeds from borrowings	-	99,519
Repayment to related party payables	-	-
Net cash provided by (used in) financing activities	-	99,519

Net increase of cash and cash equivalents	32,490	56,908

Effect of foreign currency translation on cash and cash equivalents	2,183	-
Cash and cash equivalents – beginning of period	109,187	52,279
Cash, and cash equivalents – end of period	$143,860	$109,187

Supplementary cash flow information:
Income taxes paid	$-	$-

Non-cash financing and investing activities:
Repayment of related party debt	$-	$360,000
Recognized ROU assets through lease liabilities	154,613	-
Income taxes payable	473,047

The accompanying notes are an integral part of these consolidated financial statements.

KUBER RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Audited)

Note 1 – Organization and Nature of Business

Kuber Resources Corporation formerly known as Uonlive Corporation (“KUBR” or the “Company”) was incorporated under the laws of the State of Nevada on January 29, 1998 as Weston International Development Corporation. On July 28, 1998, its name was changed to Txon International Development Corporation. On September 15, 2000, the Company changed its name to China World Trade Corporation. On July 2, 2008, the Company further changed its name to Uonlive Corporation.

The Company ceased its former operations in early 2015. The Company has fully impaired all assets since the shutdown of its operations in 2015 and has recorded the effects of this impairment as part of its discontinued operations.

On June 15, 2018, the eight judicial District Court of Nevada appointed Small Cap Compliance, LLC as custodian for Uonlive Corporations., proper notice having been given to the officers and directors of Uonlive Corporation and there was no opposition.

On September 10, 2019, the Company filed a certificate of revival with the state of Nevada, appointing Raymond Fu as, President, Secretary, Treasurer and Director.

On March 2, 2020, the Company entered into a Definitive Share Agreement whereby Raymond Fu, the sole shareholder of Asia Image Investment Limited (“Asia Image”), relinquished all his shares in Asia Image and acquired 100,000 shares of the Company. Consequently, Asia Image became a wholly-owned subsidiary of the Company.

Since the major shareholder of the Company retained control of both the Company and Asia Image, the share exchange was accounted for as a reverse merger. As such, the Company recognized the assets and liabilities of Asia Image, acquired in the Reorganization, at their historical carrying amounts.

On November 7, 2022, the Company acquired all shares of Kuber Resources (Hong Kong) Limited ("Kuber HK") from GRL21 Nominee Limited for one Hong Kong dollar (HKD1.00). Consequently, Kuber HK became a wholly-owned subsidiary of the Company. Kuber HK, formerly known as Star Wise Limited, was established in Hong Kong on October 21, 2022. It officially changed its name to Kuber Resources (Hong Kong) Limited on November 1, 2022, which has not commenced any operations since its inception. The acquisition of Kuber HK aims to diversify the Company's business portfolio beyond its current focus on international commodities trading conducted by Asia Image Limited.

On December 8, 2022, the Company filed Articles of Amendment (the “Articles of Amendment”) to its Articles of Incorporation, as amended, with the Secretary of Nevada to change the Company’s corporate name to Kuber Resources Corporation (the “Name Change”). In connection with the Name Change, the Company’s has changed its ticker symbol from “UOLI” to the new ticker symbol “KUBR” (the “Symbol Change”). There is no change in the CUSIP number of the Company’s common stock in connection with the Name Change and Symbol Change. As previously reported, the majority of issued and outstanding shares approved the Name Change and Symbol Change on September 15, 2022 by written consent.

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

On September 18, 2023, the Company acquired all shares of Grayscale Investment (Asia) Limited ("Grayscale HK") from unrelated parties for two Hong Kong dollars (HKD 2.00) per share, along with its subsidiary. Consequently, Grayscale HK became a fully-owned subsidiary of the Company. Grayscale HK was established in Hong Kong on September 31, 2021, which has not commenced any operations since its inception. Grayscale Investment (ShenZhen) Limited ("Grayscale WOFE") was established on November 1, 2021, as a wholly foreign-owned entity in the People’s Republic of China ("PRC"). Grayscale WOFE is wholly owned by Grayscale HK.

The aforementioned transaction has been accounted for in accordance with the provisions of ASC 805, Business Combinations, and the related fair value adjustments have been recorded as of the acquisition date. The Company did not record any goodwill or intangible assets related to the transaction, as the acquisition consideration equaled the fair value of the identifiable net assets acquired.

On October 17, 2023, the Company through its wholly owned subsidiary, incorporated Kuber Resources (Guangdong) Co., Ltd. (“Kuber Guangdong") as a wholly owned subsidiary of Graysacle WOFE in Guangdong, PRC. Kuber Guangdong’s scope of business includes manufacturing, sales and distribution of wood panels, as well as providing formaldehyde treatment services.

KUBR and its subsidiaries Asia Image, Kuber HK, Grayscale HK, Grayscale WOFE, Kuber Guangdong shall be collectively referred throughout as the “Company”.

Note 2 – Summary of significant accounting policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The Company has elected a fiscal year end of December 31.

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

Functional and presentation currency

The functional currency of the Company is the currency of the primary economic environment in which the Company operates.

The currency in which companies in China operate is the Chinese Yuan (“RMB”). The RMB is not freely convertible into the US dollar and may be subject to PRC currency restrictions for payments, including the distributions of dividends or retained earnings to the Company by its subsidiaries or its variable interest entities.

Transactions in currencies other than the entity’s functional currency are recorded at the rates of exchange prevailing on the date of the transaction. At the end of each reporting period, monetary items denominated in foreign currencies are translated at the rates prevailing at the end of the reporting periods. Exchange differences arising on the settlement of monetary items and on translation of monetary items at period-end are included in income statement of the period.

For the purpose of presenting these financial statements, the Company’s assets and liabilities are expressed in US$ at the exchange rate on the balance sheet date, stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period. The resulting translation adjustments are reported under accumulated other comprehensive income (loss) in the stockholder’s equity (deficits) section of the balance sheets.

Exchange rate used for the translation as follows:

US$ to RMB	Period End	Average
December 31, 2023	7.10700	7.07165
December 31, 2022	6.96310	N/A

US$ to HKD	Period End	Average
December 31, 2023	7.81005	7.82918
December 31, 2022	7.81325	N/A

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Accounts Receivables

Accounts receivables are recorded at the net value less estimates for expected credit losses. Management regularly reviews outstanding accounts and provides an allowance for doubtful accounts. When collection of the original invoice amounts is no longer probable, the Company will either partially or fully write-off the balance against the allowance for doubtful accounts.

Property and Equipment & Depreciation

Property and equipment are stated at historical cost net of accumulated depreciation. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Property and equipment are depreciated on a straight-line basis over the following periods:

Leasehold improvements	2 years
Office furniture and equipment	3 years

Intangible Assets & Amortization

Intangible assets are stated at historical cost net of accumulated amortization. Intangible assets are depreciated on a straight-line basis over the following periods:

Intellectual Property License	5 years

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve breakeven operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Impairment loss on property and equipment was $nil and $nil for the years ended December 31, 2023 and 2022, respectively.

Contract Liability

The Company records customer advances as liabilities when consideration is received in advance of the transfer of goods. These advances are recognized as revenue when the performance obligations associated with the advance are satisfied. These advances relate to the advance payment for orders of goods placed by the customers.

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

Revenue Recognition

The Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to receive in exchange for those goods or services as per the contract with the customer. As a result, the Company accounts for revenue contracts with customers by applying the requirements of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, which includes the following steps:

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

Sales of goods

The Company manufactures wood panels which it sells to customers.

Revenue recognition occurs upon the following events: when a customer places an order, payment is received, and the goods are delivered to or drop-shipped to and accepted by the customer. Provisions are made for estimated sales returns based on historical return rates and experience which are immaterial. The Company may record contract liabilities, such as customer advances, when payments are received from customers prior to delivery or acceptance of goods by customers.

Formaldehyde treatment services

The Company provides formaldehyde removal services.

Revenue recognition occurs when (or as) the Company satisfies its performance obligations by providing the formaldehyde removal services to the customer and collectability can be reasonably assured. This typically occurs when the services are completed and the customer is able to use and benefit from them. The Company may record contract liabilities, such as customer advances, when payments are received from customers prior to delivery or acceptance of goods by customers. If the contract includes multiple performance obligations, the transaction price should be allocated to each obligation based on its relative standalone selling price.

Advertising Costs

All costs related to advertising are expensed in the period incurred. Advertising costs charged to operations were $nil and $nil, for the year ended December 31, 2023 and 2022, respectively.

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

The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments, and which may not accurately forecast actual outcomes. The Company includes interest and penalties related to tax contingencies in the provision of income taxes in the consolidated statements of operations. Management of the Company does not expect the total amount of unrecognized tax benefits to change in the next twelve months significantly.

Earnings Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

There are 150,520,000 potential dilutive shares of common stock from the Series A preferred stock and Series B preferred stock. The potentially dilutive instruments were excluded as such shares would be anti-dilutive in a period in which a net loss is recorded.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which could result in a loss to the Company which will be resolved when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities, and such assessment inherently involves judgment. In assessing loss contingencies arising from legal proceedings pending against the Company or unasserted claims that may rise from such proceedings, the Company’s management evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates it is probable a material loss will be incurred and the amount of the loss can be reasonably estimated, then the estimated loss is accrued in the Company’s financial statements. If the assessment indicates a material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Fair Value Measurements

Fair value accounting establishes a framework for measuring fair value and expands disclosure about fair value measurements. Fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

-	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
-	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the financial instruments.
-	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The Company’s financial instruments consisted of cash, accounts payable, contract liabilities and loan from a shareholder. The estimated fair value of those balances approximates the carrying amount due to the short maturity of these instruments.

Segment Reporting

ASC 280, Segment Reporting, establishes standards for companies to report in the financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise engaging in businesses activities for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision makers in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews consolidated results including revenue, gross profit and operating profit at a consolidated level only. The Company does not distinguish between markets for the purpose of making decisions about resources allocation and performance assessment. Therefore, the Company has only one operating segment and one reportable segment.

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

 Note 3- Going Concern

The Company has an accumulated deficit of $2,067,880 and working capital of $1,964,114, as of December 31, 2023. The accompanying consolidated financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has started to generate revenues but has yet to established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 – Accounts receivables, net

Accounts receivables, net is comprised of the following:

	December 31, 2023	December 31, 2022
Accounts receivables	1,102,097	-
Allowance for doubtful accounts	-	-
Total, net	1,102,097	-

Bad debt expense (recoveries) was $nil and $nil for the years ended December 31, 2023 and 2022, respectively.

Note 6 - Property and equipment, net

Property and equipment, net comprised of the following:

	December 31, 2023	December 31, 2022
At Cost:
Equipment	1,288	1,288
Leasehold Improvement	13,803	-
Furniture and fixtures	1,100	528
	16,192	1,816

Less: Accumulated depreciation	(2,285)	(1,179)
Total, net	13,907	637

Depreciation expenses was $1,105 and $533 for the years ended December 31, 2023 and 2022, respectively.

Note 7 – Intangible assets, net

Intangible asset, net comprised of the following:

	December 31, 2023	December 31, 2022
At Cost:
Intellectual Property License	2,159,842
	2,159,842

Less: Accumulated amortization	(89,993)
Total, net	2,069,849

Amortization expenses was $89,993with $500 as exchange rate difference and $nil for the years ended December 31, 2023 and 2022, respectively. There was no impairment loss was not recognized for the years ended December 31, 2023 and 2022, respectively.

The intellectual property license comprises of a five-year non-exclusive license to utilize certain intellectual property pertaining to wood panel manufacturing within China.

Note 8 – Related party transactions

Related parties receivables comprised of the following:

	December 31, 2023	December 31, 2022
Mr. Raymond Fu	-	55,172
Mr.	-	-
Shenzhen Junfeng Wood Chain Network Technology Co., Ltd.	1,110,135	-
Total	1,110,135	55,172

Amounts receivable from Mr. Raymond Fu, CEO, director and controlling shareholder of the Company, comprise of funds advanced to him for expense payments.

Amounts receivable from Shenzhen Junfeng Wood Chain Network Technology Co., Ltd., where Mr. Li JiYong serves as the legal representative, comprise of loans receivables.

The balances above are unsecured, non-interest bearing and it is repayable on demand.

Related parties payables comprised of the following:

	December 31, 2023	December 31, 2022
Mr. Li JiYong	42	-
Uonlive (HK) Ltd	10,828	-
Mr. Raymond Fu	178,784	77,785
Jinyang (HK) Assets Mgt. Ltd	54,143	-
Mr. Wang QingJian	17,588	-
Total	261,385	77,785

Amounts payable to Mr. Li JiYong, the legal Representative of the Company, comprise of advances made to the Company for working capital purposes.

Amounts payable to Uonlive (HK) Ltd., with Mr. Raymond Fu as an indirect beneficial owner, comprise of advances made to the Company for working capital purposes.

Amounts receivable from Mr. Raymond Fu, CEO, director and controlling shareholder of the Company, comprise advances made to the Company for working capital purposes.

Amounts payable to Jinyang (HK) Assets Management Ltd., with Mr. Raymond Fu as the beneficial owner, comprise of advances made to the Company for working capital purposes.

Amounts payable to Mr. Wang QingJian, COO of the Company, comprise of amounts payable for formaldehyde removal services.

The balances above are unsecured, non-interest bearing and it is repayable on demand.

Note 9 – Equity

Series A Convertible Preferred Stock

The Company has designated and is authorized to issue 2,000,000 shares are Series A Convertible Preferred Stock, $0.001 par value.

As of December 31, 2023 and 2022, the Company has 520,000 Series A Convertible preferred shares issued and outstanding.

Series B Convertible Preferred Stock

The Company has designated and is authorized to issued 1,000,000 shares of Series B Convertible Preferred Stock, $0.001 par value.

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

As of December 31, 2023 and December 31, 2022, the Company has 150,000 shares of Series B Convertible preferred shares issued and outstanding, respectively.

Preferred Stock

The Company has authorized 10,000,000 shares of Preferred Stock, $0.001 par value.

As of December 31, 2023 and 2022, the Company has 500,000 shares of Preferred stock issued and outstanding, respectively.

Common stock

The Company is authorized to issue 1,000,000,000 shares are Common Stock, $0.001 par value.

On May 14, 2021, the Company approved a 1 for 20 reverse stock splits.

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

As of December 31, 2023 and 2022, the Company has 132,612,342 and 132,606,582 shares of common stock issued and outstanding, respectively.

Additional paid-in capital

On October 16, 2023, the Company entered into a five-year non-exclusive license agreement with Shenzhen Junfeng Wood Chain Net Technology ("the Licensor") granting the Company the right to utilize specific intellectual property ("IP") related to wood panel manufacturing within China. The IP is owned by Mr. Li JiYong, who is also a director of the Company; and the Licensor, Shenzhen Junfeng Wood Chain Net Technology is owned by Mr Li.

The fair value of the intellectual property has been determined to be RMB 15.35 million. This valuation was derived from revenues associated with wood panel manufacturing activities, utilizing key assumptions such as the non-renewal of the current licensing agreement and the application of the average net margin of the Building Products sector in a discounted cash flow (DCF) valuation model, as well as the revenue figures provided by management for Kuber Resources (Guangdong) Co. Ltd. The Company recognized a total of $2,170,638 as a capital contribution for the intellectual property.

Note 9 – Income taxes

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

United States

Net operation losses (“NOLs”) can carry forward indefinitely up to offset 80% of taxable income after CARES Act effect on December 31, 2017. The cumulative tax is calculated by multiplying a 21% estimated tax rate by the net operating income. As of December 31, 2023 and 2022, deferred tax assets resulted from NOLs of approximately $171,603 and $159,207, respectively. The deferred tax asset has been fully reserved for valuation allowance as the Company believes they will most-likely-than-not realize the benefits.

Hong Kong

Companies incorporated in Hong Kong are subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. The applicable tax rate for the first Hong Kong Dollar (“HKD$”) 2 million of assessable profits is 8.25% and assessable profits above HKD$ 2 million will continue to be subject to the rate of 16.5% for corporations in Hong Kong, effective from the year of assessment 2018/2019. Before that, the applicable tax rate was 16.5% for corporations in Hong Kong. The Company did not make any provisions for Hong Kong profit tax as there were no assessable profits derived from or earned in Hong Kong since inception. Additionally, payments of dividends by the subsidiary incorporated in Hong Kong to the Company are not subject to any Hong Kong withholding tax.

PRC

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules impose a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in PRC, unless they qualify under certain limited exceptions. As such, starting from January 1, 2008, the Company’s subsidiaries in PRC are subject to an enterprise income tax rate of 25%. NOLs can typically carried forward for a certain number of years (usually five years) to offset against future taxable income.

The following table summarizes the taxable income (loss) before income taxes by jurisdiction:

	Years Ended December 31,
	2023	2022
United States	$(50,029)	$758,130
Hong Kong	(59,027)	-
China	1,800,059	-
Total taxable income (loss)	$1,691,003	$758,130

As of December 31, 2022, the Company maintained a valuation allowance against certain deferred tax assets to reduce the total to an amount management believed was appropriate. Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

The following table summarizes a reconciliation of income tax rates for operations, calculated at the statutory tax rate to total income tax expense (benefit):

	Years Ended December 31,
	2023	2022
Income (Loss) before income tax expenses	$1,691,003	$758,130
Income tax expenses (benefits) computed at statutory tax rates	429,769	159,207
Foreign tax rate differential		-
Effect of deductible research and development expenses	8,267
Effect of temporary differences	14,405
Effect of change in valuation allowance	20,246	(159,207)
Income tax expenses (benefits)	$473,047	$-

Note 10 – Concentrations, Risks, and Uncertainties

a)	Credit risk

Cash deposits with banks are held in financial institutions in China, which deposits are not federally insured. Cash deposits with banks of which at times may exceed federally insured limits. Accordingly, the Company has a concentration of credit risk related to the uninsured part of bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

b)	Concentration

The Company has a concentration risk related to suppliers and customers. The inability of the company to maintain existing relationships with suppliers or to establish new relationships with customers in the future may have a negative impact on the company’s ability to obtain goods sold to customers in a price advantageous and timely manner. If the Company is unable to obtain ample supply of goods from existing suppliers or alternative sources of supply, the Company may be unable to satisfy the orders from its customers, which may have a material adverse impact on revenue.

For the year ended December 31, 2023, one customer accounted for 10% or more of the Company’s total net sales revenues for the year.

As of December 31, 2023, two customers accounted for 100% of the Company’s total accounts receivable.

For the year ended December 31, 2023, one supplier accounted for 10% or more of the Company’s total net purchases for the year, respectively.

As of December 31, 2023, one supplier accounted for 100% of the Company’s total accounts payable.

c)	Unissued VAT invoices

The products that are sold by the Company in PRC are subject to value-added tax (“VAT“) at a rate of 6% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by VAT paid on purchase of raw materials included in the cost of producing the finished goods sold.

From October 31, 2023 to December 31, 2023, due to the rules imposed by local authorities on newly established companies, which limited the issuance of VAT invoices per month. Consequently, the Company was not able to issue VAT invoices for all its sales. As of December 31, 2023, the Company had issued a total of $133,379 in VAT invoices for its sales, leaving $2,013,794 in sales unissued. The Company has submitted a request to increase the allowable VAT invoice amounts and is currently awaiting approval. Upon receiving approval, the unissued VAT invoices will be issued.

The local authority may require the Company to rectify the issue above by demanding payments and submitting the relevant filings within a specified time period. If the Company fails to do so within the specified time period, the local authority may impose a monetary fine on it and may also apply to the local people’s court for enforcement.

If the Company receives any notice from the local authority, the Company will be required respond to the notice and pay all amounts due to the government, including any administrative penalties that may be imposed, which would require the Company to divert its financial resources which may impact its resources, if any, to make such payments. Additionally, any administrative costs in excess of the payments, if material, may impact the Company's operating results.

As of December 31, 2023, the Company has not received any notice from the local housing authority or any claim from our current and former employees.

d)	Restriction on cash disbursement on bank account

As a newly established business, the Company experienced restrictions imposed by the bank on new bank accounts by limiting its deposits and disbursements. In order to avoid disruption to the business operations, the Company has engaged a related party, Shenzhen Junfeng Wood Chain Network Technology Co., Ltd., to collect sales revenues on behalf of the Company. These funds are then deposited or transferred to the Company's bank account on a regular basis, ensuring the continued liquidity necessary for operational activities.

As of December 31, 2023, the Company had an outstanding receivable of $1,110,135 from the related party as a result of this arrangement. These receivables represent funds collected on behalf of the Company but not yet remitted to its bank account. As of April 9, 2024, the Company received the outstanding receivable balance.

Management continuously evaluates the impact of these restrictions on the Company's cash management and operational efficiency. Despite the challenges posed by the restriction on cash disbursement, the Company remains committed to ensuring the uninterrupted conduct of its business activities.

It is important to note that the amounts receivable from the related party are subject to periodic reconciliation and may fluctuate over time based on sales activities and remittance schedules.

Note 11 - Leases

Operating Lease

The Company has three operating leases for its office space and manufacturing equipment and facility.

Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is incremental borrowing rate or, if available, the rate implicit in the lease. The Company determines the incremental borrowing rate for each lease based primarily on its lease term which is approximately 4.35% to 5.63%.

Operating lease expenses were $60,286 and $nil for the years ended December 31, 2023 and 2022, respectively.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Years Ended December 31,
	2023	2022
Lease cost
Operating lease cost	$60,286	$-

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$48,079	$-
Weighted average remaining lease term – operating leases (in years)	2.36	-
Average discount rate – operating lease	4.78%	-%

The supplemental balance sheet information related to leases is as follows:

	December 31, 2023	December 31, 2022
Operating leases
Right-of-use assets, net	$154,316	$-
Operating lease liabilities	$159,744	$-

The undiscounted future minimum lease payment schedule as follows:

For the year ending December 31,
2024	94,580
2025	32,545
2026	31,110
Thereafter	-
Total undiscounted lease payments	158,235
Less: interest	(7,932)
Total lease liabilities	150,303

UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL INFORMATION

The following unaudited pro forma information was prepared under United States generally accepted accounting principles (“U.S. GAAP”), and gives effect to the Share Purchase Agreement (the “Share Purchase”) between Kuber Resources Corporation. (“Kuber Resources”) and Grayscale Investments (Asia) Ltd (“Grayscale”) to be accounted for as a business acquisition under in accordance with the provisions of ASC 805, Business Combinations. In addition, the pro forma condensed combined financial information gives effect to the proposed issuance of 100,000 shares of Kuber Resources’ shares of common stock to Grayscale ’ shareholders.

The proforma information as disclosed in this note have been prepared to present this

	December 31, 2023	December 31, 2022
Revenues	$2,249,288	$1,562,629
Expenses	558,532	804,501
Profit before taxes	1,691,003	758,130
Net Assets	4,173,978	771,582

Note 12 – Subsequent Event

In accordance with ASC 855 the Company’s management reviewed all material events through the date these financial statements were available to be issued, there were no material subsequent events.

