Form 10-Q
period 2024-03-31
Kuber Resources Corp
filed 2024-05-20
CIK 1081834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 132,606,582 common shares, $0.001 par value, issued and outstanding as of May 20, 2024.

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

Kuber Resources Corporation

Consolidated Balance Sheets

As of March 31, 2024 and December 31, 2023

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$156,471	$143,860
Accounts receivable, net	2,371,148	1,102,097
Advances to suppliers	1,087,589	1,087,590
Due from related parties	1,053,763	1,110,135
Other receivables and current assets	29,617	29,617
Total Current Assets	4,698,588	3,473,299
Non-Current Assets
Property, plant and equipment, net	-	13,907
Intangible assets, net	1,929,415	2,069,849
Operating lease right of use asset	131,074	154,316
Total Non-Current Assets	2,060,489	2,238,072
Total Assets	6,759,077	5,711,371

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	432,639	358,441
Other payables	7,611	3,518
Due to related parties	472,555	261,385
Taxes payable	828,075	570,494
Advances from customers	160,833	183,811
Operating lease liabilities - current	87,322	131,536
Total Current Liabilities	1,989,035	1,509,185
Non-Current Liabilities
Operating lease liabilities - non-current	49,897	28,208
Total Non-Current Liabilities	49,897	28,208
Total Liabilities	2,038,932	1,537,393

Shareholders’ Equity
Series A Convertible Preferred stock, par value $0.001 per share; 2,000,000 shares authorized; 520,000 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	520	520
Series B Convertible Preferred stock, par value $0.001 per share; 1,000,000 shares authorized; 150,000 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	150	150
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 500,000 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	500	500
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 132,612,342 shares issued and outstanding at March 31, 2024 and December 31, 2023 respectively	132,613	132,613
Additional paid-in capital	6,125,474	6,125,474
Statutory reserves	142,778	-
Accumulated deficit	(1,600,001)	(2,067,880)
Accumulated other comprehensive loss	(81,889)	(17,399)
Total Equity	4,720,145	4,173,978
Total Liabilities and Shareholders’ Equity	$6,759,077	$5,711,371

The accompanying notes are an integral part of these consolidated financial statements.

Kuber Resources Corporation

Consolidated Statements of Income and Comprehensive Income

For the three months ended March 31, 2024 and 2023

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2024	2023
Revenues, net	$1,262,073	$33,182
Cost of revenues	121,503	-
Gross profit	1,140,570	33,182

Operating expenses
Selling and marketing expense	6,234	-
General and administrative expenses	302,049	41,206
Total Operating expenses	308,283	41,206

Income from operations	832,287	(8,024)

Other income (expense)
Interest income(expense)	223	(1,373)
Total other income (expenses), net	223	(1,373)

Income (loss) before income tax	832,510	(9,397)

Income tax expense	221,853	-

Net income (loss)	610,657	(9,397)

Weighted average shares outstanding
Basic	132,612,342	132,612,342

Earnings (Loss) per share
Basic	0.0046	-

Other comprehensive income (loss):
Net income (loss)	610,657	(9,397)
Other comprehensive income (loss):
Foreign currency translation (loss) income	(64,490)	-
Total comprehensive income (loss)	546,167	(9,397)

The accompanying notes are an integral part of these consolidated financial statements.

Kuber Resources Corporation

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2024 and 2023

(Unaudited)

	Series A Convertible		Series B Convertible									Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional			other
	Number of		Number of		Number of		Number of		Paid-in	Statutory	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	Income	Total

For the Three Months Ended March 31, 2023
Balance at December 31, 2022	520,000	$520	150,000	$150	500,000	$500	132,606,582	$132,607	$3,924,665	$-	$(3,285,836)	$-	$772,606
Common stock issued for services							5,760	6	30,171				30,177
Net income		-		-		-		-	-	-	(9,397)	-	(9,397)
Balance at March 31, 2023	520,000	520	150,000	150	500,000	500	132,612,342	132,613	3,954,837	-	(3,295,233)	-	793,387

For the Three Months Ended March 31, 2024
Balance at December 31, 2023	520,000	520	150,000	150	500,000	500	132,612,342	132,613	6,125,474	-	(2,067,880)	(17,399)	4,173,978
Net income		-		-		-		-	-	-	610,657	-	610,657
Appropriations to statutory reserves										142,778	(142,778)		-
Foreign currency translation adjustment											-	(64,490)	(64,490)
Balance at March 31, 2024	520,000	520	150,000	150	500,000	500	132,612,342	132,613	6,125,474	142,778	(1,600,001)	(81,889)	4,720,145

The accompanying notes are an integral part of these consolidated financial statements.

Kuber Resources Corporation

Consolidated Statements of Cash Flows

For the three months ended March 31, 2024 and 2023

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$610,657	$(9,397)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization expense	107,327	106
Amortization of operating lease ROU assets	21,867	2,069
Impairment of assets	13,804	-
Shares issued for services	-	30,177
Changes in assets and liabilities:
Accounts receivable	(1,300,855)	-
Due from relates parties	38,417	-
Prepaid expense	-	1,500
Deposits	-	(27,669)
Customer advances	(55,901)	-
Account payable and accrued expenses	112,844	33,252
Other payable	274,027	-
Loan payable - related party	-	13,692
Contract liability	-	(22,978)
Operating lease liabilities	(21,115)	(696)
Net cash provided by (used in) operating activities	(198,928)	20,056

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from (Repayment to) related party	211,570	(10,205)
Net cash provided by (used in) financing activities	211,570	(10,205)

Effect of exchange rate changes on cash and cash equivalents	(31)	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,611	9,851
CASH AND CASH EQUIVALENTS, beginning of period	143,860	109,187
CASH AND CASH EQUIVALENTS, end of period	$156,471	$119,038
	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$221,204	$-

Non-cash financing and investing activities:
Recognized ROU assets through lease liabilities		$148,941

The accompanying notes are an integral part of these consolidated financial statements.

KUBER RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2023. Not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2023.

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

Exchange rate used for the translation as follows:

US$ to RMB	Period End	Average
March 31, 2024	7.2265	7.1511
December 31, 2023	7.10700	N/A
March 31, 2023	6.8689	6.8423

US$ to HKD	Period End	Average
March 31, 2024	7.8255	7.8202
December 31, 2023	7.81005	N/A
March 31, 2023	7.85	7.8392

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

Impairment loss on property and equipment was$13,804 and $nil for the three months ended March 31, 2024 and 2023, respectively.

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

Advertising Costs

All costs related to advertising are expensed in the period incurred. Advertising costs charged to operations were $nil and $nil, for the three months ended March 31, 2024 and 2023, respectively.

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

Recent Accounting Pronouncements

 In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis, primarily through enhanced disclosures of significant segment expenses. The guidance will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and requires retrospective application to all periods presented upon adoption, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. The guidance will be effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

 Note 3- Going Concern

The Company has an accumulated deficit of $1,600,001 and working capital of $2,709,553 as of March 31, 2024. The accompanying consolidated financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has started to generate revenues but has yet to established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 – Accounts receivables, net

Accounts receivables, net is comprised of the following:

	March 31, 2024	December 31, 2023
Accounts receivables	2,371,148	1,102,097
Allowance for doubtful accounts	-	-
Total, net	2,371,148	1,102,097

Bad debt expense (recoveries) was $nil and $nil for the three months ended March 31, 2024 and 2023, respectively.

Note 5 - Property and equipment, net

Property and equipment, net comprised of the following:

	March 31, 2024	December 31, 2023
At Cost:
Equipment	1,288	1,288
Leasehold Improvement	13,804	13,803
Furniture and fixtures	1,100	1,100
	16,192	16,192

Less: Accumulated depreciation	(16,192)	(2,285)
Total, net	-	13,907

Depreciation expenses was $2,608 and $0 for the three months ended March 31, 2024 and 2023, respectively. Impairment loss was $13,804 and $0 for the three months ended March 31, 2024 and 2023, respectively.

Note 6 – Intangible assets, net

Intangible asset, net comprised of the following:

	March 31, 2024	December 31, 2023
At Cost:
Intellectual Property License	2,036,742	2,159,842
	2,036,742	2,159,842

Less: Accumulated amortization	(194,712)	(89,993)
Total, net	1,929,415	2,069,849

Amortization expenses was $107,327 and $106 for the three months ended March 31, 2024 and 2023, respectively. There was no impairment loss was not recognized for the three months ended March 31, 2024 and 2023, respectively.

The intellectual property license comprises of a five-year non-exclusive license to utilize certain intellectual property pertaining to wood panel manufacturing within China.

Note 7 – Related party transactions

Related parties receivables comprised of the following:

	March 31, 2024	December 31, 2023
Shenzhen Junfeng Wood Chain Network Technology Co., Ltd.	1,053,763	1,110,135
Total	1,053,763	1,110,135

Amounts receivable from Shenzhen Junfeng Wood Chain Network Technology Co., Ltd., where Mr. Li JiYong serves as the legal representative, comprise of loans receivables.

The balances above are unsecured, non-interest bearing and it is repayable on demand.

Related parties payables comprised of the following:

	March 31, 2024	December 31, 2023
Mr. Li JiYong	42	42
Uonlive (HK) Ltd	10,829	10,828
Mr. Raymond Fu	380,132	178,784
Jinyang (HK) Assets Mgt. Ltd	54,143	54,143
Mr. Wang QingJian	27,409	17,588
Total	972,555	261,385

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

Note 8 – Equity

Series A Convertible Preferred Stock

The Company has designated and is authorized to issue 2,000,000 shares are Series A Convertible Preferred Stock, $0.001 par value.

As of March 31, 2024 and December 31, 2023, the Company has 520,000 Series A Convertible preferred shares issued and outstanding.

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

As of March 31, 2024 and December 31, 2023, the Company has 150,000 shares of Series B Convertible preferred shares issued and outstanding, respectively.

Preferred Stock

The Company has authorized 10,000,000 shares of Preferred Stock, $0.001 par value.

As of March 31, 2024 and December 31, 2023, the Company has 500,000 shares of Preferred stock issued and outstanding, respectively.

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

As of March 31, 2024 and December 31, 2023, the Company has 132,612,342 and 132,612,342 shares of common stock issued and outstanding, respectively.

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

United States

Net operation losses (“NOLs”) can carry forward indefinitely up to offset 80% of taxable income after CARES Act effect on December 31, 2017. The cumulative tax is calculated by multiplying a 21% estimated tax rate by the net operating income. As of March 31, 2024 and December 31, 2023, deferred tax assets resulted from NOLs of approximately $175,858 and $171,603, respectively. The deferred tax asset has been fully reserved for valuation allowance as the Company believes they will most-likely-than-not realize the benefits.

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

The following table summarizes the taxable income (loss) before income taxes by jurisdiction:

	Three Months Ended March 31,
	2024	2023
United States	$(20,260)	$(9,397)
Hong Kong	(34,119)
China	886,888
Total taxable income (loss)	$832,509	$(9,397)

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

The following table summarizes a reconciliation of income tax rates for operations, calculated at the statutory tax rate to total income tax expense (benefit):

	Three Months Ended March 31,
	2024	2023
Income (Loss) before income tax expenses	$832,510	$(9,397)
Income tax expenses (benefits) computed at statutory tax rates	214,653	-
Foreign tax rate differential	-	-
Effect of deductible research and development expenses	-	-
Effect of temporary differences	131	-
Effect of change in valuation allowance	7,069
Income tax expenses (benefits)	$221,853	$-

Note 10 – Concentrations, Risks, and Uncertainties

a)	Credit risk

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

For the March 31, 2024, one customer accounted for 10% or more of the Company’s total net sales revenues for the year.

As of March 31, 2024, two customers accounted for 100% of the Company’s total accounts receivable.

For the March 31, 2024, one supplier accounted for 10% or more of the Company’s total net purchases for the year, respectively.

As of March 31, 2024, one supplier accounted for 100% of the Company’s total accounts payable.

c)	Unissued VAT invoices

The products that are sold by the Company in PRC are subject to value-added tax (“VAT“) at a rate of 6% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by VAT paid on purchase of raw materials included in the cost of producing the finished goods sold.

During the quarter ended March 31, 2024, due to the rules imposed by local authorities on newly established companies, which limited the issuance of VAT invoices per month. Consequently, the Company was not able to issue VAT invoices for all its sales. During the quarter ended March 31, 2024, the Company had issued a total of $84,497 in VAT invoices for its sales, leaving $3,242,738 in sales unissued. The Company has submitted a request to increase the allowable VAT invoice amounts and is currently awaiting approval. Upon receiving approval, the unissued VAT invoices will be issued.

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

As of today, the Company has not received any notice from the local housing authority or any claim from our current and former employees.

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

As of March 31, 2024, the Company had an outstanding receivable of $1,053,763 from the related party as a result of this arrangement. These receivables represent funds collected on behalf of the Company but not yet remitted to its bank account. As of April 9, 2024, the Company received the outstanding receivable balance.

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

Operating lease expenses were $21,324 and $nil for the three months ended March 31, 2024 and 2023, respectively.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Three Months Ended March 31,
	2024	2023
Lease cost
Operating lease cost	$21,324	$-

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$20,119	$-
Weighted average remaining lease term – operating leases (in years)	1.83	-
Average discount rate – operating lease	4.99%	-%

The supplemental balance sheet information related to leases is as follows:

	March 31, 2024	December 31, 2023
Operating leases
Right-of-use assets, net	$131,074	$154,316
Operating lease liabilities	$137,219	$159,744

The undiscounted future minimum lease payment schedule as follows:

For the year ending December 31,
2024 (nine months remaining)	70,571
2025	437,312
2026	30,596
Thereafter	-
Total undiscounted lease payments	538,479
Less: interest	(6,353)
Total lease liabilities	532,126

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

Recent developments

On September 18, 2023, Kuber Resources Corp. (the “Company”) purchased from Zhong Jia Ping and Deng Xiaobo all the shares of Grayscale Investment (Asia) Limited, a Hong Kong company, for two Hong Kong dollars (HKD2.00). Accordingly, Grayscale Investment (Asia) Limited became a fully-owned subsidiary of the Company as at September 18, 2023. Grayscale Investment (Asia) Limited had not traded and/or otherwise operated as at the time it had been purchased by the Company on September 18, 2023. However, Grayscale Investment (Asia) Limited in turn holds all the shares of Grayscale Investment (Shenzhen) Co Limited, a Shenzhen, China company, which also had not traded and/or otherwise operated. Accordingly, Grayscale Investment (Shenzhen) Co Limited as at September 18, 2023 also became a fully-owned subsidiary of the Company.

The purpose of obtaining Grayscale Investment (Asia) Limited was to start an additional line of business outside of the international commodities trade currently undertaken by Asia Image Limited and consulting services provided by Kuber Resources (Hong Kong) Limited.

On October 16, 2023, Grayscale Investment (Shenzhen) Co Limited entered into an agreement with Shenzhen Junfeng Woodlink Network Technology Co Ltd. whereby Grayscale Investment (Shenzhen) Co Limited would arrange to incorporate a new company in Guangdong, China to operate a wood panel treatment business.

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

Results Of Operations During the Three Months Ended March 31, 2024 as Compared to the Three Months Ended March 31, 2023

Revenue

For the three months ended March 31, 2024 and 2023, the Company generated $1,262,073 of revenue and $33,182 revenue, respectively, representing an increase of $1,228,891.

On October 17, 2023, the Company acquired a fully-owned subsidiary of Kuber Resources (Guangdong) Co Limited whose operations are focused on the service and treatment of wood panels. Revenues from formaldehyde treatment services were $1,239,095 and $nil for the three months ended March 31, 2024 and 2023, respectively.

Cost of Revenue

For the three months ended March 31, 2024 and 2023, the Company generated cost of revenue of $121,503 and $nil cost of revenue, respectively. The cost of revenue is related to the formaldehyde treatment services.

For the three months ended March 31, 2024 and 2023, the gross profit was $1,140,570 or 90.4% and $33,182 or 100%, respectively.

Expenses

For the three months ended March 31, 2024 and 2023, we incurred operating expenses of $308,283 and $41,206, respectively. The increase in operating expenses is mainly due to the merger of Kuber Resources (Guangdong) Co Limited in October 2023 and Grayscale Investment (Asia) Limited in September 2023. The Company has incurred additional operation cost for formaldehyde treatment services in 2024.

Net Loss

For the three months ended March 31, 2024 and 2023, we incurred net income of $610,657 and a net loss of $9,397, respectively.

The significant increase in net income during the three months ended March 31, 2024 is mainly due to the increase of formaldehyde treatment services.

Liquidity and capital resources

Currently, we are relying on sales of our products. Currently, we pay costs associated with running a business on a day-to-day basis.

As of March 31, 2024, we had current assets of $4,698,588 as compared to $3,473,299 as of December 31, 2023. We have cash of $156,471 and $143,860 as of March 31, 2024 and December 31, 2023, respectively.

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

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $198,825, and provided by operating activities was $20,056 for the three months ended March 31, 2023, respectively.

The net cash used in operating activities for the three months ended March 31, 2024 was primarily related to increase in accounts receivables, decrease in customer advance with an offset by net income of $610,657, increase in accounts payable and other payable.

The net cash provided by operating activities for the three months ended March 31, 2023 was primarily related to shares issued for services of $30,177, increase in account payable and accrued expenses, offset by increase in deposit and decrease in contract liability.

Investing Activities

There were no investing activities for the three months ended March 31, 2024, loan to related party was in the amount of $10,205 for the three months ended March 31, 2023.

Financing Activities

We received a total of $211,570 in financing, consisting of $211,570 related to related party debt during the fiscal three months ended March 31, 2024. We had no financing activities during the fiscal three months ended March 31, 2023.

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of March 31, 2024, we did not have any contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this document. Based on the evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of March 31, 2024 due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-12G filed with the SEC.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to March 31, 2024, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Kuber Resources Corporation.

Date: May 20, 2024	By:	/s/ Raymond Fu
Raymond Fu
Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2024	By:	/s/ Raymond Fu
Raymond Fu
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

