Form 10-Q/A
period 2024-03-31
Kuber Resources Corp
filed 2024-05-21
CIK 1081834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q is to include the iXBRL.  No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date and time of the Form 10-Q, and does not modify or update any other disclosures made in Form 10-Q.

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

Impairment loss on property and equipment was $13,804 and $nil for the three months ended March 31, 2024 and 2023, respectively.

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

The following table summarizes the taxable income (loss) before income taxes by jurisdiction:

	Three Months Ended March 31,
	2024	2023
United States	$(20,260)	$(9,397)
Hong Kong	(34,119)
China	886,888
Total taxable income (loss)	$832,510	$(9,397)

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

