Form 10-Q
period 2024-06-30
Kuber Resources Corp
filed 2024-08-14
CIK 1081834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 132,606,582 common shares, $0.001 par value, issued and outstanding as of August 14, 2024.

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

Kuber Resources Corporation

Consolidated Balance Sheets

As of June 30, 2024 and December 31, 2023

Unaudited

	June 30,	December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$144,444	$143,860
Accounts receivable, net	-	1,102,097
Inventory, net	86,054	-
Advances to suppliers	1,087,590	1,087,590
Due from related parties	3,878,473	1,110,135
Other receivables and current assets	98,419	29,617
Total Current Assets	5,294,980	3,473,299
Non-Current Assets
Property, plant and equipment, net	-	13,907
Intangible assets, net	1,812,998	2,069,849
Operating lease right of use asset, net	108,585	154,316
Total Non-Current Assets	1,921,583	2,238,072
Total Assets	7,216,563	5,711,371

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	647,314	358,441
Other payables	11,696	3,518
Due to related parties	501,280	261,385
Taxes payable	845,474	570,494
Advances from customers	405,551	183,811
Operating lease liabilities - current	69,835	131,536
Total Current Liabilities	2,481,150	1,509,185
Non-Current Liabilities
Operating lease liabilities - non-current	45,069	28,208
Total Non-Current Liabilities	45,069	28,208
Total Liabilities	2,526,219	1,537,393

Shareholders’ Equity
Series A Convertible Preferred stock, par value $0.001 per share; 2,000,000 shares authorized; 520,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	520	520
Series B Convertible Preferred stock, par value $0.001 per share; 1,000,000 shares authorized; 150,000 shares issued and outstanding at June 30, 2024 and 2023	150	150
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 500,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	500	500
Ordinary share, par value $0.0001; 500,000,000 shares authorized; 132,612,342 shares issued and outstanding at June 30, 2024 and December 31, 2023	132,613	132,613
Additional paid-in capital	6,125,474	6,125,474
Statutory reserves	142,778	-
Accumulated loss	(1,610,699)	(2,067,880)
Accumulated other comprehensive loss	(100,992)	(17,399)
Total Equity	4,690,344	4,173,978
Total Liabilities and Shareholders’ Equity	$7,216,563	$5,711,371

The accompanying notes are an integral part of these consolidated financial statements.

Kuber Resources Corporation

Consolidated Statements of Income and Comprehensive Income

For the Six Months Ended June 30, 2024 and 2023

Unaudited

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Revenues	$305,020	$22,978	$1,567,093	$56,160
Cost of revenues	47,603	-	169,106	-
Gross profit	257,417	22,978	1,397,987	56,160

Operating expenses:
Selling and marketing expense	6,158	-	12,392	-
General and administrative expenses	236,737	30,650	538,786	71,856
Total operating expenses	242,895	30,650	551,178	71,856

Income from operations	14,522	(7,672)	846,809	(15,696)

Other income (expenses):
Interest income	415	-	638	-
Interest expense	-	(2,524)	-	(3,897)
Total other income (expenses), net	415	(2,524)	638	(3,897)

Income (loss) before income tax	14,937	(10,196)	847,447	(19,593)
Income tax expense	25,635	-	247,488	-

Net income (loss)	(10,698)	(10,196)	$599,959	$(19,593)

Weighted average shares outstanding
Basic and diluted	132,612,342	132,612,342	132,612,342	132,612,342

Earnings (loss) per share
Basic and diluted	(0.0001)	(0.0001)	$0.0045	$(0.0002)

Other comprehensive income (loss):
Net income (loss)	(10,698)	(10,196)	$599,959	$(19,593)
Other comprehensive income (loss):	-	-
Foreign currency translation adjustment	(19,103)	-	(83,593)	-
Total comprehensive income (loss)	(29,801)	(10,196)	$516,366	$(19,593)

The accompanying notes are an integral part of these consolidated financial statements.

Kuber Resources Corporation

Consolidated Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2024 and 2023

Unaudited

	Series A Convertible		Series B Convertible									Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional			other
	Number of		Number of		Number of		Number of		Paid-in	Statutory	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	Loss	Total
Balance at December 31, 2022	520,000	$520	150,000	$150	500,000	$500	132,606,582	$132,607	$3,924,665	$-	$(3,285,836)	$-	$772,606
Common stock issued for services							5,760	6	30,171	-	-	-	30,177
Net income	-	-	-	-	-	-	-	-	-	-	(9,397)	-	(9,397)
Balance at March 31, 2023	520,000	520	150,000	150	500,000	500	132,612,342	132,613	3,954,836	-	(3,295,233)	-	793,386
Net income	-	-	-	-	-	-	-	-	-	-	(10,196)	-	(10,196)
Balance at June 30, 2023	520,000	520	150,000	150	500,000	500	132,612,342	132,613	3,954,836	-	(3,305,429)	-	783,190

Balance at December 31, 2023	520,000	520	150,000	150	500,000	500	132,612,342	132,613	6,125,474	-	(2,067,880)	(17,399)	4,173,978
Net income	-	-	-	-	-	-	-	-	-		610,657		610,657
Appropriations to statutory reserves										142,778	(142,778)		-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-			(64,490)	(64,490)
Balance at March 31, 2024	520,000	520	150,000	150	500,000	500	132,612,342	132,613	6,125,474	142,778	(1,600,001)	(81,889)	4,720,145
Net income	-	-	-	-	-	-	-	-	-		(10,698)	-	(10,698)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(19,103)	(19,103)
Balance at June 30, 2024	520,000	520	150,000	150	500,000	500	132,612,342	132,613	6,125,474	142,778	(1,610,699)	(100,992)	4,690,344

The accompanying notes are an integral part of these consolidated financial statements.

Kuber Resources Corporation

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2024 and 2023

Unaudited

	Six Months Ended
	June 30,	June 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$599,959	$(19,593)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization expense	213,441	213

Amortization of operating lease ROU assets	15,392	21,755
Impairments and write-offs of assets	13,804	-
Shares issued for services	-	30,177
Changes in assets and liabilities
Decrease in accounts receivable	1,088,594	-
Increase in inventories	(86,915)	-
Decrease in loans payable related parties	-	50,844
Increase in due from relates parties	(2,815,947)	-
Increase in prepaid expenses	-	(5,010)
Increase in deposits	(69,491)	(23,187)
Increase in advances from customer	193,546	-
Increase in accounts payable	328,391	56,986
Increase in other payables	298,775	-
Decrease in contract liability	-	(45,955)
Decrease in operating lease liabilities	(14,454)	(21,755)
Net cash provided by (used in) operating activities	(234,905)	44,475

Cash flows from financing activities
Proceeds from (repayment to) in related party payables	235,490	(10,305)
Net cash provided by (used in) financing activities	235,490	(10,305)

Net increase of cash and cash equivalents	587	34,170

Effect of foreign currency translation	(1)	-
Cash and cash equivalents – beginning	143,860	109,187
Cash and cash equivalents – ending	$144,444	$143,357

Supplementary cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash financing and investing activities:
Recognized ROU assets through lease liabilities	-	(122,117)

The accompanying notes are an integral part of these consolidated financial statements.

KUBER RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

Exchange rate used for the translation as follows:

US$ to RMB	Period End	Average
June 30, 2024	7.26720	7.19515
December 31, 2023	7.10700	N/A
June 30, 2023	N/A	N/A

US$ to HKD	Period End	Average
June 30, 2024	7.80900	7.81879
December 31, 2023	7.81005	N/A
June 30, 2023	7.83880	7.83827

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

Impairment loss on property and equipment was $13,804 and $nil for the six months ended June 30, 2024 and 2023, respectively.

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

Advertising Costs

All costs related to advertising are expensed in the period incurred. Advertising costs charged to operations were $nil and $nil, for the six months ended June 30, 2024 and 2023, respectively.

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

Recent Accounting Pronouncements

In March 2024, the FASB issued ASU 2024-01, Compensation – Stock Compensation. This ASU clarifies how to determine whether profits interest and similar awards should be accounted for as share-based payment arrangements. The ASU is effective in reporting periods beginning after December 15, 2024, including interim periods within the fiscal year, on a prospective or retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact that adoption of this accounting standard will have on its consolidated financial statements and disclosures.

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

Note 3- Going Concern

The Company has an accumulated deficit of $1,610,699 and working capital of $2,813,830 as of June 30, 2024. The accompanying consolidated financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has started to generate revenues but has yet to established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 – Accounts receivables, net

Accounts receivables, net is comprised of the following:

	June 30, 2024	December 31, 2023
Accounts receivables	-	1,102,097
Allowance for doubtful accounts	-	-
Total, net	-	1,102,097

Bad debt expense (recoveries) was $nil and $nil for the six months ended June 30, 2024 and 2023, respectively.

Note 5 - Property and equipment, net

Property and equipment, net comprised of the following:

	June 30, 2024	December 31, 2023
At Cost:
Equipment	1,288	1,288
Leasehold Improvement	13,804	13,803
Furniture and fixtures	1,100	1,100
	16,192	16,192

Less: Accumulated depreciation	(16,192)	(2,285)
Total, net	-	13,907

Depreciation expenses was $2,608 and $213 for the six months ended June 30, 2024 and 2023, respectively. Impairment loss was $13,804 and $0 for the three months ended June 30, 2024 and 2023, respectively.

Note 6 – Intangible assets, net

Intangible asset, net comprised of the following:

	June 30, 2024	December 31, 2023
At Cost:
Intellectual Property License	2,112,230	2,159,842
	2,112,230	2,159,842

Less: Accumulated amortization	(299,232)	(89,993)
Total, net	1,812,998	2,069,849

Amortization expenses was $213,338 and $nil  for the six months ended June 30, 2024 and 2023, respectively. There was no impairment loss was not recognized for the three months ended June 30, 2024 and 2023, respectively.

The intellectual property license comprises of a five-year non-exclusive license to utilize certain intellectual property pertaining to wood panel manufacturing within China.

Note 7 – Related party transactions

Related parties receivables comprised of the following:

	June 30, 2024	December 31, 2023
Shenzhen Junfeng Wood Chain Network Technology Co., Ltd. (1)	415,138	1,110,135
Gongfa (Guangdong) New Material Technology Co., Ltd. (2)	3,458,555	-
Mr. Wang QingJian (3)	4,780	-
Total	3,878,473	1,110,135

(1)	Amounts receivable from Shenzhen Junfeng Wood Chain Network Technology Co., Ltd., where Mr. Li JiYong serves as the legal representative, comprise of loans receivables.

(2)	Amounts receivable from Gongfa (Guangdong) New Material Technology Co., Ltd., where Mr. Li JiYong is a significant shareholder of the entity and serves as the director of the entity, comprise of amounts advanced for the purpose of acquiring 61% equity interest in the said entity for which the transaction has not been finalized.

(3)	Amounts receivable from Mr. Wang QingJian, COO of the Company, comprise of amounts advanced for formaldehyde removal services.

The balances above are unsecured, non-interest bearing and it is repayable on demand.

Related parties payables comprised of the following:

	June 30, 2024	December 31, 2023
Mr. Li JiYong (1)	20,682	42
Uonlive (HK) Ltd (2)	10,829	10,828
Mr. Raymond Fu (3)	415,626	178,784
Jinyang (HK) Assets Mgt. Ltd (4)	54,143	54,143
Mr. Wang QingJian (5)	-	17,588
Total	501,280	261,385

(1)	Amounts payable to Mr. Li JiYong, the legal Representative of the Company, comprise of advances made to the Company for working capital purposes.

(2)	Amounts payable to Uonlive (HK) Ltd., with Mr. Raymond Fu as an indirect beneficial owner, comprise of advances made to the Company for working capital purposes.

(3)	Amounts payable to Mr. Raymond Fu, CEO, director and controlling shareholder of the Company, comprise advances made to the Company for working capital purposes.

(4)	Amounts payable to Jinyang (HK) Assets Management Ltd., with Mr. Raymond Fu as the beneficial owner, comprise of advances made to the Company for working capital purposes.

(5)	Amounts payable to Mr. Wang QingJian, COO of the Company, comprise of amounts payable for formaldehyde removal services.

The balances above are unsecured, non-interest bearing and it is repayable on demand.

Note 8 – Equity

Series A Convertible Preferred Stock

The Company has designated and is authorized to issue 2,000,000 shares are Series A Convertible Preferred Stock, $0.001 par value.

As of June 30, 2024 and December 31, 2023, the Company has 520,000 Series A Convertible preferred shares issued and outstanding.

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

As of June 30, 2024 and December 31, 2023, the Company has 150,000 shares of Series B Convertible preferred shares issued and outstanding, respectively.

Preferred Stock

The Company has authorized 10,000,000 shares of Preferred Stock, $0.001 par value.

As of June 30, 2024 and December 31, 2023, the Company has 500,000 shares of Preferred stock issued and outstanding, respectively.

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

As of June 30, 2024 and December 31, 2023, the Company has 132,612,342 and 132,612,342 shares of common stock issued and outstanding, respectively.

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

United States

Net operation losses (“NOLs”) can carry forward indefinitely up to offset 80% of taxable income after CARES Act effect on December 31, 2017. The cumulative tax is calculated by multiplying a 21% estimated tax rate by the net operating income. As of June 30, 2024 and December 31, 2023, deferred tax assets resulted from NOLs of approximately $179,610 and $171,603, respectively. The deferred tax asset has been fully reserved for valuation allowance as the Company believes they will most-likely-than-not realize the benefits.

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

The following table summarizes the taxable income (loss) before income taxes by jurisdiction:

	Six Months Ended June 30,
	2024	2023
United States	$(38,125)	$(19,593)
Hong Kong	(55,386)
China	940,958
Total taxable income (loss)	$847,447	$(19,593)

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

The following table summarizes a reconciliation of income tax rates for operations, calculated at the statutory tax rate to total income tax expense (benefit):

	Six Months Ended June 30,
	2024	2023
Income (Loss) before income tax expenses	$847,447	$(19,593)
Income tax expenses (benefits) computed at statutory tax rates	218,095	-
Foreign tax rate differential	-	-
Effect of deductible research and development expenses	41,321	-
Effect of temporary differences	(29,072)	-
Effect of change in valuation allowance	17,145
Income tax expenses (benefits)	$247,488	$-

Note 10 – Concentrations, Risks, and Uncertainties

a)	Credit risk

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

For the six months ended June 30, 2024, three customers accounted for 10% or more of the Company’s total net sales revenues.

As of June 30, 2024, two customers accounted for 10% or more of the Company’s total accounts receivable.

For the June 30, 2024, two suppliers accounted for 10% or more of the Company’s total net purchases for the year, respectively.

As of June 30, 2024, three suppliers accounted for 10% or more of the Company’s total accounts payable.

c)	Unissued VAT invoices

The products that are sold by the Company in PRC are subject to value-added tax (“VAT“) at a rate of 6% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by VAT paid on purchase of raw materials included in the cost of producing the finished goods sold.

Due to the rules imposed by local authorities on newly established companies, which limited the issuance of VAT invoices per month. Consequently, the Company was not able to issue VAT invoices for all its sales. During the six months ended June 30, 2024, the Company had issued a total of $149,530 in VAT invoices for its sales, leaving $3,476,670 in sales unissued as of June 30, 2024. The Company has submitted a request to increase the allowable VAT invoice amounts and is currently awaiting approval. Upon receiving approval, the unissued VAT invoices will be issued.

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

The Company had an outstanding receivable of $1,098,773 from the related party as a result of this arrangement as of June 30, 2024. These receivables represent funds collected on behalf of the Company but not yet remitted to its bank account.

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

Operating lease expenses were $47,246 and $nil for the six months ended June 30, 2024 and 2023, respectively.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Six Months Ended June 30,
	2024	2023
Lease cost
Operating lease cost	$47,246	$-

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$43,001	$-
Weighted average remaining lease term – operating leases (in years)	1.80	-
Average discount rate – operating lease	4.99%	-%

The supplemental balance sheet information related to leases is as follows:

	June 30, 2024	December 31, 2023
Operating leases
Right-of-use assets, net	$108,585	$154,316
Operating lease liabilities	$114,904	$159,744

The undiscounted future minimum lease payment schedule as follows:

For the year ending December 31,
2024 (six months remaining)	47,168
2025	37,144
2026	30,424
Thereafter	-
Total undiscounted lease payments	114,736
Less: interest	(4,824)
Total lease liabilities	109,912

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

Results Of Operations During the Three Months Ended June 30, 2024 as Compared to the Three Months Ended June 30, 2023

Revenue

For the three months ended June 30, 2024 and 2023, the Company generated $305,020 of revenue and $22,978 revenue, respectively, representing an increase of $282,042.

On October 17, 2023, the Company acquired a fully-owned subsidiary of Kuber Resources (Guangdong) Co Limited whose operations are focused on the service and treatment of wood panels. Revenues from formaldehyde treatment services were $282,042 and $nil for the three months ended June 30, 2024 and 2023, respectively.

Cost of Revenue

For the three months ended June 30, 2024 and 2023, the Company generated cost of revenue of $47,603 and $nil cost of revenue, respectively. The cost of revenue is related to the formaldehyde treatment services.

For the three months ended June 30, 2024 and 2023, the gross profit was $257,417 or 84.4% and $22,978 or 100%, respectively.

Expenses

For the three months ended June 30, 2024 and 2023, we incurred operating expenses of $242,895 and $30,650, respectively. The increase in operating expenses is mainly due to the merger of Kuber Resources (Guangdong) Co Limited in October 2023 and Grayscale Investment (Asia) Limited in September 2023. The Company has incurred additional operation cost for formaldehyde treatment services in 2024.

Income tax expenses (benefits)

For the three months ended June 30, 2024 and 2023, we incurred income tax expense of $25,635 and $nil, respectively.

Net Loss

For the three months ended June 30, 2024 and 2023, we incurred net loss of $10,698 and a net loss of $10,196, respectively.

The significant increase in net income during the three months ended June 30, 2024 is mainly due to the increase of formaldehyde treatment services.

Results Of Operations During the Six Months Ended June 30, 2024 as Compared to the Six Months Ended June 30, 2023

Revenue

For the six months ended June 30, 2024 and 2023, the Company generated $1,567,093 of revenue and $56,160 revenue, respectively, representing an increase of $1,510,933.

On October 17, 2023, the Company acquired a fully-owned subsidiary of Kuber Resources (Guangdong) Co Limited whose operations are focused on the service and treatment of wood panels. Revenues from formaldehyde treatment services were $1,521,137 and $nil for the six months ended June 30, 2024 and 2023, respectively.

Cost of Revenue

For the six months ended June 30, 2024 and 2023, the Company generated cost of revenue of $169,106 and $nil cost of revenue, respectively. The cost of revenue is related to the formaldehyde treatment services.

For the six months ended June 30, 2024 and 2023, the gross profit was $1,397,987 or 89.2% and $56,160 or 100%, respectively.

Expenses

For the six months ended June 30, 2024 and 2023, we incurred operating expenses of $551,178 and $71,856, respectively. The increase in operating expenses is mainly due to the merger of Kuber Resources (Guangdong) Co Limited in October 2023 and Grayscale Investment (Asia) Limited in September 2023. The Company has incurred additional operation cost for formaldehyde treatment services in 2024.

Income tax expenses (benefits)

For the six months ended June 30, 2024 and 2023, we incurred income tax expense of 247,488 and $nil, respectively.

Net Loss

For the six months ended June 30, 2024 and 2023, we incurred net income of $599,959 and a net loss of $19,593, respectively.

The significant increase in net income during the six months ended June 30, 2024 is mainly due to the increase of formaldehyde treatment services.

Liquidity and capital resources

Currently, we are relying on sales of our products. Currently, we pay costs associated with running a business on a day-to-day basis.

As of June 30, 2024, we had current assets of $5,294,980   as compared to $3,473,299 as of December 31, 2023. We have cash of $144,444 and $143,860 as of June 30, 2024 and December 31, 2023, respectively.

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

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was $234,905, and provided by operating activities was $44,475 for the six months ended June 30, 2023, respectively.

The net cash used in operating activities for the six months ended June 30, 2024 was primarily related to increase in accounts receivables, increase of related parties’ receivables, with an offset by net income of $599,959, increase in accounts payable and other payable, increase in customer advance.

The net cash provided by operating activities for the six months ended June 30, 2023 was primarily related to shares issued for services of $30,177, increase in account payable and accrued expenses, offset by increase in deposit and decrease in contract liability.

Investing Activities

There were no investing activities for the six months ended June 30, 2024 and 2023,

Financing Activities

We received a total of $235,490 in financing, consisting of $235,490 advance from related party during the six months ended June 30, 2024. Repayment to related party was in the amount of $10,305 for the six months ended June 30, 2023.

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of June 30, 2024, we did not have any contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this document. Based on the evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of June 30, 2024 due to the material weaknesses as disclosed in the Company’s Annual Report on Form 10-12G filed with the SEC.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to June 30, 2024, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

During the six months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Kuber Resources Corporation.

Date: August 14, 2024	By:	/s/ Raymond Fu
Raymond Fu
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Raymond Fu
Raymond Fu
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

