Form 10-Q
period 2024-09-30
Kuber Resources Corp
filed 2024-11-19
CIK 1081834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

Tel: +852 3703-6155

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

The number of shares of common stock, $0.001 par value, issued and outstanding as of November 19, 2024 132,606,582 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

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

Kuber Resources Corporation

Consolidated Balance Sheets

As of September 30, 2024 and December 31, 2023

Unaudited

	September 30, 2024	December 31, 2023
ASSETS		(Restated)
Current Assets
Cash and cash equivalents	$103,653	$102,493
Accounts receivable, net	353,615	1,102,097
Inventory, net	95,782	-
Advances to suppliers	-	-
Due from related parties	4,164,501	1,110,136
Other receivables and current assets	98,805	29,617
Current assets of discontinued operations	-	1,128,956
Total Current Assets	4,816,356	3,473,299
Non-Current Assets
Property, plant and equipment, net	-	103
Intangible assets, net	1,769,955	2,069,849
Other non-current assets	3,769	-
Operating lease right of use asset, net	126,408	154,316
Non-Current assets of discontinued operations	-	13,804
Total Non-Current Assets	1,900,132	2,238,072
Total Assets	6,716,488	5,711,371

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	674,396	351,733
Other payables	-	3,518
Due to related parties	-	58,535
Taxes payable	1,062,175	570,494
Advances from customers	114,877	183,811
Operating lease liabilities - current portion	78,529	131,536
Current liabilities of discontinued operations	-	209,558
Total Current Liabilities	1,929,977	1,509,185
Non-Current Liabilities
Operating lease liabilities - non-current	59,356	28,208
Total Non-Current Liabilities	59,356	28,208
Total Liabilities	1,989,333	1,537,393

Commitments and Contingencies	-	-

Shareholders’ Equity
Series A Convertible Preferred stock, par value $0.001 per share; 2,000,000 shares authorized; 520,000 shares issued and outstanding at September 30, 2024 and December 31, 2023	520	520
Series B Convertible Preferred stock, par value $0.001 per share; 1,000,000 shares authorized; 150,000 shares issued and outstanding at September 30, 2024 and December 31, 2023	150	150
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 500,000 shares issued and outstanding at September 30, 2024 and December 31, 2023	500	500
Common stock, par value $0.0001; 500,000,000 shares authorized; 132,612,342 shares issued and outstanding at September 30, 2024 and December 31, 2023	132,613	132,613
Additional paid-in capital	6,125,474	6,125,474
Statutory reserves	142,777	-
Accumulated deficit	(1,730,863)	(2,067,880)
Accumulated other comprehensive income (loss)	55,984	(17,399)
Total equity attributable to Kuber Resources Corporation	4,727,155	4,173,978
Total Shareholders’ Equity	4,727,155	4,173,978
Total Liabilities and Shareholders’ Equity	$6,716,488	$5,711,371

The accompanying notes are an integral part of these consolidated financial statements.

Kuber Resources Corporation

Consolidated Statements of Income and Comprehensive Income

For the Three and Nine Months Ended September 30, 2024 and 2023

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
		(Restated)		(Restated)
Revenues, net	$671,760	$12,773	$2,238,853	$68,933
Cost of revenues	75,407	-	244,513	-
Gross profit	596,353	12,773	1,994,340	68,933

Operating expenses:
Selling and marketing expense	(6,188)	-	6,204	-
General and administrative expenses	143,504	43,434	682,290	115,290
Total operating expenses	137,316	43,434	688,494	115,290

Income (loss) from operations	459,037	(30,661)	1,305,846	(46,357)

Other income (expenses):
Interest income	54	(3,941)	692	(3,941)
Interest expense	-	3,897	-	-
Total other income (expenses)	54	(44)	692	(3,941)

Income (loss) before income tax	459,091	(30,705)	1,306,538	(50,298)
Income tax expense	146,814	-	394,302	-
Net income (loss) from continuing operations	312,277	(30,705)	912,236	(50,298)

Discontinued operations:
Net income (loss) from discontinued operations, net of tax	(15,546)	(1,833)	(15,546)	(1,833)
Gain (loss) on disposal of discontinued operations, net of tax	(416,896)	-	(416,896)	-
Net income (loss) from discontinued operations	(432,442)	(1,833)	(432,442)	(1,833)
Net income (loss)	$(120,165)	$(32,538)	$479,794	$(52,131)

Weighted average shares outstanding
Basic and diluted	132,612,342	132,612,342	132,612,342	132,612,342

Earnings (loss) per share
Basic and diluted from continuing operation	(0.0024)	(0.0003)	$0.0069	$(0.0004)
Basic and diluted from discontinued operation	(0.0033)	(0.0000)	(0.0033)	(0.0000)
Total basic and diluted net income(loss) per share	(0.0009)	(0.0003)	0.0036	(0.0004)
Other comprehensive income (loss):
Net income (loss)	$(120,165)	$(32,538)	$479,794	$(52,131)
Other comprehensive income (loss):
Foreign currency translation adjustment	73,383	-	73,383	-
Total comprehensive income (loss)	$(46,782)	$(32,538)	$555,177	$(52,131)

The accompanying notes are an integral part of these consolidated financial statements.

Kuber Resources Corporation

Consolidated Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2024 and 2023

Unaudited

	Series A Convertible		Series B Convertible									Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional			other
	Number of		Number of		Number of		Number of		Paid-in	Statutory	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	Income (Loss)	Total
Balance at December 31, 2022	520,000	$520	150,000	$150	500,000	$500	132,606,582	$132,607	$3,924,665	$-	$(3,285,836)	$-	$772,606
Common stock issued for services							5,760	6	30,171	-	-	-	30,177
Net loss	-	-	-	-	-	-	-	-	-	-	(9,397)	-	(9,397)
Balance at March 31, 2023	520,000	520	150,000	150	500,000	500	132,612,342	132,613	3,954,836	-	(3,295,233)	-	793,386
Net loss	-	-	-	-	-	-	-	-	-	-	(10,196)	-	(10,196)
Balance at June 30, 2023	520,000	520	150,000	150	500,000	500	132,612,342	132,613	3,954,836	-	(3,305,429)	-	783,190
Net loss	-	-	-	-	-	-	-	-	-	-	(32,538)	-	(32,538)
Balance at September 30, 2023	520,000	520	150,000	150	500,000	500	132,612,342	132,613	3,954,836	-	(3,337,967)	-	750,652

Balance at December 31, 2023	520,000	520	150,000	150	500,000	500	132,606,582	132,613	6,125,474	-	(2,067,880)	(17,399)	4,173,978
Net income	-	-	-	-	-	-	-	-	-	-	610,657	-	610,657
Appropriations to statutory reserves										142,777	(142,777)		-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(64,490)	(64,490)
Balance at March 31, 2024	520,000	520	150,000	150	500,000	500	132,606,582	132,613	6,125,474	142,777	(1,600,000)	(81,889)	4,720,145
Net loss	-	-	-	-	-	-	-	-	-	-	(10,698)	-	(10,698)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(19,103)	(19,103)
Balance at June 30, 2024	520,000	520	150,000	150	500,000	500	132,606,582	132,613	6,125,474	142,777	(1,610,698)	(100,992)	4,690,344
Net income	-	-	-	-	-	-	-	-	-	-	(120,165)	-	(120,165)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	156,976	156,976
Balance at September 30, 2024	520,000	520	150,000	150	500,000	500	132,606,582	132,613	$6,125,474	142,777	$(1,730,863)	$55,984	$4,727,155

The accompanying notes are an integral part of these consolidated financial statements.

Kuber Resources Corporation

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2024 and 2023

Unaudited

	Nine Months Ended
	September 30, 2024	September 30, 2023
		(Restated)
Cash flows from operating activities
Net income (loss)	$479,794	$(52,131)
Less: net loss from discontinued operations, net of tax	(432,442)	(1,833)
Net income (loss) from continuing operations	912,236	(50,298)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization expense	320,548	321
Amortization of operating lease ROU assets	70,901	4,403
Shares issued for services	-	30,177
Changes in assets and liabilities
Decrease in accounts receivable	745,082	-
Increase in inventories	(93,449)	-
Increase in due from relates parties	(2,774,874)	(6,063)
Increase in prepaid expenses	-	(4,875)
(Increase) decrease in other receivables and current assets	(67,407)	7,151
(Decrease) increase in advances from customer	(106,940)	1,800
Increase in accounts payable and accrued expenses	347,748	72,605
Increase in other payables	468,548	-
Increase in loans payable to related parties	-	80,293
Decrease in contract liability	-	(68,933)
Decrease in operating lease liabilities	(65,078)	(4,403)
Net cash operating activities of continued operations	(242,685)	62,178
Net cash operating activities of discontinued operations	58	(24,594)
Net cash provided by (used in) operating activities	(242,627)	37,584

Cash flows from investing activities
Purchase of fixed assets	(3,677)	-
Loan to related party	-	(100)
Net cash from investing activities of continued operations	(3,677)	(100)
Net cash from investing activities of discontinued operations	-	-
Net cash used in investing activities	(3,677)	(100)

Cash flows from financing activities
Proceeds from (repayment to) in related party payables	247,513	-
Net cash from financing activities of continued operations	247,513	-
Net cash from financing activities of discontinued operations	-	-
Net cash provided by (used in) financing activities	247,513	-

Net increase of cash and cash equivalents	1,209	37,484

Effect of foreign currency translation on cash and cash equivalents	9	-
Cash and cash equivalents – beginning	143,860	218,097
Less: cash and cash equivalents of discontinued operations	41,425	41,242
Cash and cash equivalents – ending	$103,653	$214,339

Supplementary cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash financing and investing activities:
Recognized ROU assets through lease liabilities	$36,845	$122,117
Acquisition of non-controlling Interest by issuance of ordinary shares	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

KUBER RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Unaudited

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

On June 15, 2018, the eight judicial District Court of Nevada appointed Small Cap Compliance, LLC as custodian for Uonlive Corporations, proper notice having been given to the officers and directors of Uonlive Corporation and there was no opposition.

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

The Financial Industry Regulatory Authority (“FINRA”) announced the effectiveness of the Name Change and Symbol Change on December 9, 2022, which became effective in the market and for trading under the new name and ticker symbol on December 12, 2022.

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

On September 25, 2024, the Company disposed its wholly-owned subsidiary, Asia Image, to a related party for total consideration of cash HKD3,900,000 (approximately $500,760).

KUBR and its subsidiaries Kuber HK, Grayscale HK, Grayscale WOFE, Kuber Guangdong shall be collectively referred throughout as the “Company”.

Note 2 – Summary of significant accounting policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The Company has a fiscal year end of December 31.

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.All intercompany accounts, balances and transactions have been eliminated in the consolidation.

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

Exchange rates used for the translation are as follows:

US$ to RMB	Period End	Average
September 30, 2024	7.01030	7.18532
December 31, 2023	7.01700	N/A
September 30, 2023	N/A	N/A

US$ to HKD	Period End	Average
September 30, 2024	7.77330	7.81236
December 31, 2023	7.81005	N/A
September 30, 2023	7.82930	7.83357

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

Advertising Costs

All costs related to advertising are expensed in the period incurred. Advertising costs charged to operations were $nil and $nil, for the nine months ended September 30, 2024 and 2023, respectively.

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

Note 3- Going Concern

The Company has an accumulated deficit of $1,730,863 and working capital of $2,886,379 as of September 30, 2024. The accompanying consolidated financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has started to generate revenues but has yet to established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 – Accounts receivables, net

Accounts receivables, net is comprised of the following:

	September 30, 2024	December 31, 2023
Accounts receivables	353,615	1,102,097
Allowance for doubtful accounts	-	-
Total, net	353,615	1,102,097

Bad debt expense (recoveries) was $nil and $nil for the nine months ended September 30, 2024 and 2023, respectively.

Note 5 - Property and equipment, net

Property and equipment, net comprised of the following:

	September 30, 2024	December 31, 2023
At Cost:
Equipment	1,288	1,288
Furniture and fixtures	572	572
	1,860	1,860

Less: Accumulated depreciation	(1,860)	(1,757)
Total, net	-	103

Depreciation expenses was $103 and $321 for the nine months ended September 30, 2024 and 2023, respectively.

Note 6 – Intangible assets, net

Intangible asset, net comprised of the following:

	September 30, 2024	December 31, 2023
At Cost:
Intellectual Property License	2,159,842	2,159,842
	2,159,482	2,159,842

Less: Accumulated amortization	(389,887)	(89,993)
Total, net	1,769,955	2,069,849

Amortization expenses was $299,894 and $nil for the nine months ended September 30, 2024 and 2023, respectively. There was no impairment loss was not recognized for the nine months ended September 30, 2024 and 2023, respectively.

The intellectual property license comprises of a five-year non-exclusive license to utilize certain intellectual property pertaining to wood panel manufacturing within China.

Note 7 – Related party transactions

Related parties receivables comprised of the following:

	September 30, 2024	December 31, 2023
Shenzhen Guangfeng High Performance Wood Products Technology Co., Ltd (1)	$354,693	$1,110,135
Gongfa (Guangdong) New Material Technology Co., Ltd. (2)	3,614,909	-
Mr. Raymond Fu (3)	194,898	-
Total	$4,164,501	$1,110,135

(1)	Amounts receivable from Shenzhen Guangfeng High Performance Wood Products Technology Co., Ltd formerly Shenzhen Junfeng Wood Chain Network Technology Co., Ltd., where Mr. Li JiYong serves as the legal representative, comprised of receivables for funds collected on behalf of the Company. Refer to Note 11.

(2)	Amounts receivable from Gongfa (Guangdong) New Material Technology Co., Ltd., where Mr. Li JiYong is a significant shareholder of the entity and serves as the director of the entity, comprised of amounts advanced for the purpose of acquiring 61% equity interest in the said entity for which the transaction has not been finalized.

(3)	Amounts receivable from Mr. Raymond Fu, CEO, director and controlling shareholder of the Company, comprised of proceeds receivable from the sale of a disposed subsidiary, which are netted against the advances Mr. Fu made to the Company to support its working capital.

The balances above are unsecured, non-interest bearing and it is repayable on demand.

Related parties payables comprised of the following:

	September 30, 2024	December 31, 2023
Mr. Li JiYong (1)	$-	$42
Mr. Raymond Fu (2)	-	40,905
Mr. Wang QingJian (3)	-	17,588
Total	$-	$58,535

(1)	Amounts payable to Mr. Li JiYong, the legal Representative of the Company, comprised of advances made to the Company for working capital purposes.

(2)	Amounts payable to Mr. Raymond Fu, CEO, director and controlling shareholder of the Company, comprised of advances made to the Company for working capital purposes.

(3)	Amounts payable to Mr. Wang QingJian, COO of the Company, comprised of amounts payable for formaldehyde removal services.

The balances above are unsecured, non-interest bearing and it is repayable on demand.

Note 8 – Equity

Preferred Stock

The Company has authorized 10,000,000 shares of Preferred Stock, $0.001 par value, of which 2,000,000 shares are designated as Series A Convertible Preferred Stock, and 1,000,000 shares of Series B Convertible Preferred Stock, the rights and preferences of which are discussed below

Series A Convertible Preferred Stock

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

As of September 30, 2024 and December 31, 2023, the Company has 520,000 Series A Convertible preferred shares issued and outstanding.

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

As of September 30, 2024 and December 31, 2023, the Company has 150,000 shares of Series B Convertible preferred shares issued and outstanding, respectively.

Common stock

The Company is authorized to issue 500,000,000 shares are Common Stock, $0.001 par value.

On February 22, 2023, the Company issued 3,510 shares of common stock valued at $5.20 per share to certain individuals for consulting services valued at $18,252.

On March 30, 2023, the Company issued 2,250 shares of common stock valued at $5.30 per share to certain individuals for consulting services valued at $11,925.

As of September 30, 2024 and December 31, 2023, the Company has 132,612,342 and 132,612,342 shares of common stock issued and outstanding, respectively.

Additional paid-in capital

On October 16, 2023, the Company entered into a five-year non-exclusive license agreement with Shenzhen Junfeng Wood Chain Net Technology ("the Licensor") granting the Company the right to utilize specific intellectual property ("IP") related to wood panel manufacturing within China. The IP is owned by Mr. Li JiYong, who is also a director of the Company; and the Licensor, Shenzhen Junfeng Wood Chain Net Technology is owned by Mr. Li.

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

Note 9 - Disposal of Subsidiary

On September 25, 2024, the Company completed the disposal of its wholly-owned subsidiary, Asia Image Investment Limited (“Asia Image”), to a related party in exchange for cash consideration of HKD 3,900,000 ($500,760). The transaction resulted in a net loss on disposal of approximately $416,896, which has been recognized in the Consolidated Statements of Operations under “Loss on Disposal of Subsidiary.” The total consideration of HKD 3,900,000 ($500,760) was offset against amounts due to related party Raymond Fu.

The net assets of Asia Image at the disposal date were as follows:

Assets and Liabilities	Amounts
Cash and Cash Equivalents	$41,425
Advances to suppliers	1,087,589
Total assets	1,129,014
Accounts payable and accrued liabilities	8,508
Due to related parties	202,850
Total liabilities	211,358
Net assets disposed	917,656

The results of Asia Image have been classified as discontinued operations for all periods presented, in accordance with ASC 205-20, “Discontinued Operations.”

Note 10 – Income taxes

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

United States

Net operation losses (“NOLs”) can carry forward indefinitely up to offset 80% of taxable income after CARES Act effect on December 31, 2017. The cumulative tax is calculated by multiplying a 21% estimated tax rate by the net operating income. As of September 30, 2024 and December 31, 2023, deferred tax assets resulted from NOLs of approximately $ 181,421 and $171,603, respectively. The deferred tax asset has been fully reserved for valuation allowance as the Company believes they will most-likely-than-not realize the benefits.

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

The following table summarizes the taxable income (loss) before income taxes by jurisdiction:

	Nine months ended September 30,
	2024	2023
United States	$(46,750)	$(50,298)
Hong Kong	(58,406)
China	1,411,694
Total taxable income (loss)	$1,306,538	$(50,298)

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

The following table summarizes a reconciliation of income tax rates for operations, calculated at the statutory tax rate to total income tax expense (benefit):

	Nine months ended September 30,
	2024	2023
Income (Loss) before income tax expenses	$1,306,538	$(50,298)
Income tax expenses (benefits) computed at statutory tax rates	333,469	(10,563)
Foreign tax rate differential	-	-
Effect of deductible research and development expenses	40,317	-
Effect of temporary differences	1,061	-
Effect of change in valuation allowance	19,455	10,563
Income tax expenses (benefits)	$394,302	$-

Note 11 – Concentrations, Risks, and Uncertainties

a)	Credit risk

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

For the nine months ended September 30, 2024, three customers accounted for 10% or more of the Company’s total net sales revenues.

As of September 30, 2024, three customers accounted for 10% or more of the Company’s total accounts receivable.

For the nine months ended September 30, 2024, two suppliers accounted for 10% or more of the Company’s total net purchases.

As of September 30, 2024, three suppliers accounted for 10% or more of the Company’s total accounts payable.

c)	Unissued VAT invoices

The products that are sold by the Company in PRC are subject to value-added tax (“VAT“) at a rate of 6% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by VAT paid on purchase of raw materials included in the cost of producing the finished goods sold.

Due to the rules imposed by local authorities on newly established companies, which limited the issuance of VAT invoices per month. Consequently, the Company was not able to issue VAT invoices for all its sales. During the nine months ended September 30, 2024, the Company had issued VAT invoices for total sales of $214,155 for its sales, leaving $3,973,549 of sales VAT invoices unissued as of September 30, 2024. The Company has submitted a request to increase the allowable VAT invoice amounts and is currently awaiting approval. Upon receiving approval, the unissued VAT invoices will be issued.

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

d)	Restriction on cash disbursement on bank account

As a newly established business, the Company experienced restrictions imposed by the bank on new bank accounts by limiting its deposits and disbursements. In order to avoid disruption to the business operations, the Company has engaged a related party, Shenzhen Guangfeng High Performance Wood Products Technology Co., Ltd. formerly Shenzhen Junfeng Wood Chain Network Technology Co., Ltd., to collect sales revenues on behalf of the Company. These funds are then deposited or transferred to the Company's bank account on a regular basis, ensuring the continued liquidity necessary for operational activities.

The Company had an outstanding receivable of $354,693 from the related party as a result of this arrangement as of September 30, 2024. These receivables represent funds collected on behalf of the Company but not yet remitted to its bank account.

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

Note 12 - Leases

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

Operating lease expenses were $47,246 and $nil 0 for the nine months ended September 30, 2024 and 2023, respectively.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Nine months ended September 30,
	2024	2023
Lease cost
Operating lease cost	$61,671	$-

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$65,078	$-
Weighted average remaining lease term – operating leases (in years)	1.91	-
Average discount rate – operating lease	4.67%	-%

The supplemental balance sheet information related to leases is as follows:

	September 30, 2024	December 31, 2023
Operating leases
Right-of-use assets, net	$126,408	$154,316
Operating lease liabilities	$137,885	$159,744

The undiscounted future minimum lease payment schedule as follows:

For the year ending December 31,
2024 (three months remaining)	35,393
2025	60,924
2026	46,615
Thereafter	-
Total undiscounted lease payments	142,932
Less: interest	(4,384)
Total lease liabilities	137,885

Note 13 – Subsequent Event

In accordance with ASC 855 the Company’s management reviewed all material events through the date these financial statements were available to be issued, there were no material   subsequent events.

Acquisition of Gongfa Materials Co., Limited

On September 30, 2024, the Company and its wholly owned subsidiary, Kuber Resources (Guangdong) Co., Limited (“Kuber Guangdong”), entered into an Acquisition Agreement with Gongfa Materials Co., Limited (“Gongfa”), a Chinese corporation and manufacturer of engineered wood products, and the shareholders of Gongfa (the “Shareholders”). Under the terms of the Acquisition Agreement, the Shareholders agreed to sell 100% of the issued and outstanding shares of Gongfa to Kuber Guangdong in exchange for the issuance of shares of the Company’s common stock valued at approximately $130 million USD. The shares will be issued based on an agreed-upon price of $4.80 per share, representing approximately 20% of the Company’s total outstanding shares as of September 30, 2024.

The number of shares issuable at closing is subject to adjustment based on a valuation report to be received by the Company within 14 to 45 days of September 30, 2024, which will confirm the value of Gongfa. If there is any disagreement on the valuation, a third-party appraisal will be obtained, and the parties will negotiate in good faith to reach an agreeable valuation. The issuance of shares is expected to occur no less than 45 days after receiving the valuation report, with the transaction anticipated to close in the fourth quarter of 2024, pending customary closing conditions.

There are no material relationships between the Company and Gongfa or their affiliates, except that Li Jiyong, a director of the Company, is a shareholder of Gongfa, and the Shareholders of Gongfa are expected to become shareholders of Storming Dragon Limited, the Company’s majority shareholder, controlled by the Company’s CEO, Raymond Fu, through an anticipated Exchange Agreement.

The execution of the Acquisition Agreement represents a non-recognized subsequent event, as the transaction’s closing and share issuance are contingent upon the completion of the valuation report and other closing conditions. Accordingly, no adjustments have been made to the Company’s financial statements as of September 30, 2024, for the potential impact of this acquisition.

Cancellation of the Series B Preferred Stock

On November 4, 2024, the “Company entered into a Stock Cancellation Agreement with Chuang Fu Qu Kuai Lian Technology (Shenzhen) Limited (“Chuang Fu”), for the cancellation of 150,000 shares of Series B Preferred Stock, $0.001 par value per share (the “Series B Preferred Stock”) which were issued to Chuang Fu in 2018, in exchange for $100. The cancellation of the Series B Preferred Stock will enable the Company to have a more desirable capital stock structure. Upon the cancellation of the Series B Preferred Stock the Company will have zero shares of Series B Preferred Stock issued and outstanding.

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

On September 25, 2024, the Company disposed its wholly-owned subsidiary, Asia Image, to a related party for total consideration of cash HKD3,900,000 (approximately $500,760).

Recent developments

On September 25, 2024, the Company disposed its wholly-owned subsidiary, Asia Image, to a related party for total consideration of cash HKD3,900,000 (approximately $500,760).

On September 30, 2024, the Company and its wholly owned subsidiary, Kuber Resources (Guangdong) Co., Limited (“Kuber Guangdong”), entered into an Acquisition Agreement with Gongfa Materials Co., Limited (“Gongfa”), a Chinese corporation and manufacturer of engineered wood products, and its shareholders. Under this agreement, Kuber Guangdong will acquire 100% of Gongfa’s issued and outstanding shares in exchange for shares of the Company’s common stock. The transaction’s closing and issuance of shares are contingent upon the completion of a valuation report and satisfaction of other customary closing conditions.

Results of operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Results Of Operations During the Three Months Ended September 30, 2024 as Compared to the Three Months Ended June 30, 2023

Revenue

For the three months ended September 30, 2024 and 2023, the Company generated $671,760 of revenue and $12,273, respectively, representing an increase of $658,987.

On October 17, 2023, the Company acquired a fully-owned subsidiary of Kuber Resources (Guangdong) Co Limited whose operations are focused on the service and treatment of wood panels. Revenues from formaldehyde treatment services were $588,359 and $nil for the three months ended September 30, 2024 and 2023, respectively.

Cost of Revenue

For the three months ended September 30, 2024 and 2023, the cost of revenues was $75,407 and $nil, respectively. The cost of revenue is related to the formaldehyde treatment services.

For the three months ended September 30, 2024 and 2023, the gross profit was $596,533 or 88.8% and $12,773 or 100%, respectively.

Expenses

For the three months ended September 30, 2024 and 2023, we incurred operating expenses of $137,316 and $43,434, respectively. The increase in operating expenses is mainly due to the merger of Kuber Resources (Guangdong) Co Limited in October 2023 and Grayscale Investment (Asia) Limited in September 2023. The Company has incurred additional operation cost for formaldehyde treatment services in 2024.

Income tax expenses (benefits)

For the three months ended September 30, 2024 and 2023, we incurred income tax expense of $146,814 and $nil, respectively.

Net Income/Loss from continuing operations

For the three months ended September 30, 2024 and 2023, we incurred net income of $312,277 compared to a net loss of $30,705, respectively.

The significant increase in net income during the three months ended September 30, 2024 is mainly due to the increase of formaldehyde treatment services.

Discontinued operations

For the three months ended September 30, 2024 and 2023, we recognized net loss from discontinued operations of $432,442 compared to a net loss of $1,833, respectively. The Company recognized a loss on disposal of discontinued operations of $416,896 and $nil for the three months ended September 30, 2024 and 2023, respectively.

On September 25, 2024, the Company disposed its wholly-owned subsidiary, Asia Image, to a related party for total consideration of cash HKD3,900,000 (approximately $500,760).

Results Of Operations During the Nine months ended September 30, 2024 as Compared to the Nine months ended September 30, 2023

Revenue

For the nine months ended September 30, 2024 and 2023, the Company generated $2,238,853 of revenue and $68,933 , respectively, representing an increase of $2,169,920.

On October 17, 2023, the Company acquired a fully-owned subsidiary of Kuber Resources (Guangdong) Co Limited whose operations are focused on the service and treatment of wood panels. Revenues from formaldehyde treatment services were $2,109,496 and $nil for the nine months ended September 30, 2024 and 2023, respectively.

Cost of Revenue

For the nine months ended September 30, 2024 and 2023, the Company generated cost of revenue of $244,513 and $nil, respectively. The cost of revenue is related to the formaldehyde treatment services.

For the nine months ended September 30, 2024 and 2023, the gross profit was $1,994,340 or 89.1% and $68,933 or 100%, respectively.

Expenses

For the nine months ended September 30, 2024 and 2023, we incurred operating expenses of $688,494 and $115,290, respectively. The increase in operating expenses is mainly due to the merger of Kuber Resources (Guangdong) Co Limited in October 2023 and Grayscale Investment (Asia) Limited in September 2023. The Company has incurred additional operation cost for formaldehyde treatment services in 2024.

Income tax expenses (benefits)

For the nine months ended September 30, 2024 and 2023, we incurred income tax expense of $394,302 and $nil, respectively.

Net Income/Loss from continuing operations

For the nine months ended September 30, 2024 and 2023, we incurred net income of $912,236 compared to a net loss of $50,298, respectively.

The significant increase in net income during the nine months ended September 30, 2024 is mainly due to the increase of formaldehyde treatment services.

Discontinued operations

For the nine months ended September 30, 2024 and 2023, we recognized net loss from discontinued operations of $432,442 compared to a net loss of $1,833, respectively. The Company recognized a loss on disposal of discontinued operations of $416,896 and $nil for the nine months ended September 30, 2024 and 2023, respectively.

On September 25, 2024, the Company disposed its wholly-owned subsidiary, Asia Image, to a related party for total consideration of cash HKD3,900,000 (approximately $500,760).

Liquidity and capital resources

Currently, we are relying on sales of our products. Currently, we pay costs associated with running a business on a day-to-day basis.

As of September 30, 2024, we had current assets of $4,816,356 as compared to $3,473,299 as of December 31, 2023. We have cash of $103,653 and $102,493 as of September 30, 2024 and December 31, 2023, respectively.

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

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $242,685, and provided by operating activities was $62,178 for the nine months ended September 30, 2023, respectively.

The net cash used in operating activities for the nine months ended September 30, 2024 was primarily related to increase of related parties’ receivables, decrease in customer advance, with an offset by net income of $912,442, decrease in accounts receivables, increase in accounts payable and other payable.

The net cash provided by operating activities for the nine months ended September 30, 2023 was primarily related to shares issued for services of $30,177, increase in loans payable to related parties, increase in account payable and accrued expenses, offset by increase in deposit and decrease in contract liability.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024, was $3,677, compared to $100 for the same period in 2023. The increase is due acquisition of fixed assets made during the current period.

Financing Activities

We received a total of $247,513 in financing, consisting of $247,513 advance from related party during the nine months ended September 30, 2024, and there was no financing activity for the nine months ended September 30, 2023.

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of September 30, 2024, we did not have any contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures are effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to September 30, 2024, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

During the nine months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Kuber Resources Corporation.

Date: November 19, 2024	By:	/s/ Raymond Fu
Raymond Fu
Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2024	By:	/s/ Raymond Fu
Raymond Fu
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

