Form 10-K
period 2024-12-31
Kuber Resources Corp
filed 2025-04-15
CIK 1081834

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2024

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

Registrant’s telephone number, including area code: +852 3703-6155

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value	KUBR	N/A
Title of each class	Ticker Symbol	Name of each exchange on which registered

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

As of June 30, 2024 (last business day of the registrant’s most recently completed second fiscal quarter ), based upon the last reported trade on that date ($4.80), the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $270,976,291.

As of April 14, 2025 the registrant had 157,556,763 shares of the issuer’s common stock, $0.001 par value outstanding.

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

Acquisition Agreement with Gongfa Materials (Guangdong) New Materials Technology Co., Limited.

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

Pursuant to the Acquisition Agreement, the Shareholders agreed to sell 100% of the issued and outstanding shares of Gongfa to Kuber Guangdong in exchange for the issuance of such number of shares of Company common stock, par value $0.001 per share (the “Common Share Consideration”) which, collectively, shall be equal to approximately $130 million USD at an agreed upon price per share of $4.80 USD (the “Share Price”).

On October 17, 2024, the Company received an evaluation and appraisal report from a qualified independent appraisal company of the Gongfa assets as at of September 30, 2024 (“Valuation Report”). Subsequent to receipt of the Valuation Report, the Company’s Board of Directors (“Board”) and Gongfa Shareholders considered and agreed to accept the results of the Valuation Report and further agreed the number of Common Share Consideration issuable at closing shall be 24,944,381 restricted Common Stock shares which represents approximately 18.81% of the Company’s issued and outstanding common stock immediately after the Closing.

On January 14, 2025, following the satisfaction of the closing conditions, the transactions contemplated by the Acquisition Agreement and Exchange Agreement (defined below) closed (“Closing”). As a result of the Closing of both the Acquisition Agreement and Exchange Agreement (Defined Below), Storming Dragon, the Company’s current majority shareholder, controlled by Raymond Fu, owns an aggregate 106,098,329 shares (or 67%) of the Company’s outstanding common stock. As a result of the Closing, Gongfa is now a wholly owned subsidiary of Kuber Guangdong.

As previously disclosed, there are no other material relationships between the Company or its affiliates and Gongfa or its affiliates: (i) Li Jiyong, one of the Company’s current directors, is a shareholder of Gongfa, and (ii) the anticipated Exchange Agreement transaction whereby the Gongfa Shareholders shall become shareholders of Storming Dragon Limited, the Company’s majority shareholder, controlled by its CEO, Raymond Fu.

Storming Dragon Exchange Agreement

As previously report, concurrent with the Company’s entry into the Acquisition Agreement, the Shareholders entered into an Equity Exchange Agreement (“Exchange Agreement”) with Storming Dragon Limited, a British Virgin Islands company (“Storming Dragon”) pursuant to which the Shareholders agreed that each of the Shareholders shall become shareholders in Storming Dragon pro-rata to their ownership interest in Gongfa and all Company shares issuable pursuant to the Acquisition Agreement shall be issued to Storming Dragon. Prior to the Exchange Agreement, the Company’s current President and Chief Executive Officer, Mr. Fu, was 60% owner of Storming Dragon. Upon closing of the Exchange Agreement, Storming Dragon shall be owned as follows: 7.36% by Shenzhen Fengyong Building Materials Supply Chain Partnership Enterprise (Limited Partnership), 13.49% by Shenzhen Guangfeng High Performance Wood Products Co Limited, 28.14% by Li Jiyong, and 51% by Mr. Raymond Fu. Mr. Fu is currently and shall continue serving and as the sole director and controlling shareholder of Storming Dragon.

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

In 2022, as Covid-19 had affected the tea industry, our business focused more on the international trading of precious metal commodities and we began seeking additional lines of business. From 2022 to present, we developed a line of trading precious metals with suppliers in South America with the end buyers in Hong Kong, China. In late 2023 we began expanding our business line into the treatment and service of wood panels in China. After commencing in the wood panel business we have ceased operating in tea and precious metals. Through our subsidiary, we obtained a patent license to treat wood panels so that they would become flame retardant.

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

Globally, wood panels are increasingly utilized due to their cost-effectiveness, versatility, and environmental benefits. They are a staple in modern construction, especially in eco-friendly building projects, and in furniture and cabinetry, where engineered wood products offer consistency, strength, and ease of use. The international demand for treated wood products continues to grow as industries seek sustainable and durable materials for a wide range of applications.

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

Our target market is the China consumer market.

Potential competitors

There will be an abundance of competitors in the market, given the highly competitive environment we operate in, from both existing competitors and new market entrants.

As to the wood treatment industry, the Company’s competitors includes other wood treatment companies within the greater China area. There is also a risk that the patent owner could license the patents to other companies. However, given that there is a demand for such services, even if there were to be additional competitors in the same industry, the effect on the Company’s current clients will be minimal.

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

Contractual Obligations and Commitments

As of December 31, 2024 and 2023, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2024 and 2023, and are included elsewhere in this registration statement.

Item 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide the information pursuant to this Item.

ITEM 1C. CYBERSECURITY

We aim to deploy a cyber-risk management program which is intended to assist in assessing, identifying, and managing material risks from cybersecurity threats to our data and information systems. The Company currently manages its cybersecurity risk through a variety of practices that are applicable to all users of our information technology and information assets, including our officers and directors, contractors, and vendors. The Company uses a combination of technology and monitoring to promote security awareness and prevent security incidents, including network and passwords protocols, third party firewalls, and antivirus protections. Our Board of Directors performs an annual review of our cybersecurity program, including management’s actions to identify and detect threats.

We have not experienced any material cybersecurity incidents or identified any material cybersecurity threats that have affected or are reasonably likely to materially affect us, our business strategy, results of operations or financial condition.

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

Part II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTC market "OTCQB" under the symbol KUBR. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

As of April 11, 2025 the closing price of our common stock was $6.15 per share as reported by Yahoo Finance.

	Price Range
Period	High	Low
Year ended December 31, 2024
First Quarter	$5.50	$5.50
Second Quarter	$5.50	$4.80
Third Quarter	$4.80	$4.80
Fourth Quarter	$4.80	$4.50
Year Ended December 31, 2023:
First Quarter	$6.00	$2.10
Second Quarter	$4.80	$4.05
Third Quarter	$6.50	$3.03
Fourth Quarter	$6.20	$5.00

Stockholders of Record

As of April 11, 2025, the Company has 611  recorded holders of our Common Stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

Common Stock

We are authorized to issue 500,000,000 common shares at a par value of $0.001. As of December 31, 2024 and December 31, 2023 there are 132,612,342 and 132,612,342 common shares outstanding, respectively. Each holder of Common Stock shall be entitled to one vote per share.

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

On November 4, 2024, the Company entered into a Stock Cancellation Agreement with Chuang Fu Qu Kuai Lian Technology (Shenzhen) Limited (“Chuang Fu”), for the cancellation of 150,000 shares of Series B Preferred Stock, $0.001 par value per share (the “Series B Preferred Stock”) which were issued to Chuang Fu in 2018, in exchange for $100. Upon the cancellation of the Series B Preferred Stock the Company will have zero shares of Series B Preferred Stock issued and outstanding.

As of December 31, 2024 and 2023, the Company has zero and 150,000 shares of Series B Convertible preferred shares issued and outstanding, respectively.

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

Securities Authorized for Issuance under Equity Compensation Agreements

None.

Recent Sales of Unregistered Securities

During the years ended December 31, 2024 and 2023, we did not have sales of unregistered securities other than those already disclosed in the quarterly reports on Form 10-Q in the year of 2024 and current reports on Form 8-K.

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

Overview

The Company’s current business objective is to operate as a holding company with its subsidiaries operating in the wood treatment. We intend to use the Company’s limited personnel and financial resources in connection with such activities.

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

On January 14, 2025, the Company, through Kuber Guangdong, closed on the Acquisition Agreement to acquire Gongfa Materials (Guangdong) New Materials Technology Co., Limited, a Chinese corporation, (“Gongfa”). As a result of the Closing, Gongfa is now a wholly owned subsidiary of Kuber Guangdong. Gongfa is a manufacturer of engineered wood products.

Results Of Operations

During The Year Ended December 31, 2024 As Compared To The Year Ended December 31, 2023

Revenue

For the year ended December 31, 2024 and 2023, the Company generated $3,920,223 and $2,249,288 of revenue, respectively.

Cost of Revenue

The Company generated $426,587 and $199,356 cost of revenue for the years ended December 31, 2024 and, 2023, respectively.

The breakdown of revenues and cost of revenues as follows:

	Years ended
	December 31,	December 31,
	2024	2023
Formaldehyde treatment services	$3,758,039	$2,147,172
Sales of flame retardant wood panels	70,272	-
Other services	91,912	102,116
Total revenues, net	3,920,223	2,249,288

Formaldehyde treatment services	359,451	199,356
Sales of flame retardant wood panels	67,136	-
Other services	-	-
Total Cost of revenues	426,587	199,356

Expenses

For the year ended December 31, 2024 and 2023, the Company incurred $2,522,664 and $359,176 as total operating expenses, respectively. For the year ended December 31, 2024, operating expenses consisted of selling expenses of $6,203, and general administrative expenses of $2,516,461. For the year ended December 31, 2023, operating expenses consisted of selling expenses of $9,638, and general administrative expenses of $349,538.

Selling, general and administrative expenses comprise mainly of professional fees incurred being a reporting company, wages and salaries, and rent expenses. The significant increase in operating expenses in 2024 was mainly attributable to research and development expenses.

Other income (expenses)

The Company recorded a loss from disposal of subsidiary of $416,896 and $nil for the years ended December 31, 2024 and 2023, respectively.

Net Income (Loss)

For the years ended December 31, 2024 we incurred a net income totaled $386,267 compared to net income of $1,217,956 for the year ended December 31, 2023.

The Company recorded a net loss from disposal of subsidiary of $432,442 and $0 for the years ended December 31, 2024 and 2023, respectively, attributable to the disposed subsidiary.

Liquidity and Capital Resources

Currently, we rely on the sale of our products and services as our primary source of liquidity and capital. We use the funds generated to cover the day-to-day operational costs of running the business.

As of December 31, 2024, we had current assets of $5,889,457 as compared to $3,473,299 as of December 31, 2023. We have cash of $104,322 and $143,860, as of December 31, 2024 and 2023, respectively.

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

Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 was $82,656, and net cash provided by operating activities was $201,182 for the year ended December 31, 2023, respectively.

The net cash provided by operating activities for the year ended December 31, 2024 was primarily related to increase in accounts receivables, increase in inventories, increase in due from related parties with an offset by increase in accounts payable and other payable.

The net cash provided by operating activities for the year ended December 31, 2023 was primarily related to increase in accounts receivables, increase in due from related parties with an offset by increase in accounts payable and other payable.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2024 and 2023 was $311,564 and $168,692, respectively. There amounts were primarily related to the purchases of fixed assets and increase in ROU asset.

Financing Activities

We had cash provided by financing activities of $396,280, consisting of proceeds from related parties in the amount of $396,280 for the year ended December 31, 2024. There was no financing activities during the year ended December 31, 2023.

Going Concern and Management’s Liquidity Plans

As reflected in the accompanying consolidated financial statements, the Company has a net income of $386,267 for the year ended December 31, 2024. The Company has an accumulated deficit of $1,998,366 and a working capital of $2,522,062 as of December 31, 2024.

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

Off-Balance Sheet Arrangements

As of December 31, 2024 and 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2024 and 2023, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2024 and 2023. The preparation of consolidated financial statements in conformity with generally accepted accounting principles of the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of the Company for the fiscal year ended December 31, 2024 and 2023 and the notes thereto are set forth on page F-1 through F-17 of this Annual Report. The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., or US GAAP, and pursuant to Regulation S-K as promulgated by the SEC. The financial statements have been prepared assuming the Company will continue as a going concern.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer/principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of December 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with US GAAP, including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2024.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Attestation Report of Registered Public Accounting Firm

Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm, regarding internal controls over financial reporting. Our internal control over financial reporting was not subject to such attestation as we are a smaller reporting company.

Changes in internal controls

During the year ended December 31, 2024, there were no other changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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

Name	Age	Position(s)
Raymond Fu	56	President, Treasurer, CEO, Secretary, Director
Timothy Lam Chee Yau	40	Secretary, Director
Shiu Chung “Johnny” Chan	38	Director
Hok Hin “Ringo” Mui	34	Director
Li Jiyong	44	Director
Chun Leung Tso	35	Director

The following is a brief biography of each of our executive officers and directors:

FU, RAYMOND

Mr. Raymond Fu has more than 20 years of professional experience in operations, management and M&A in the finance industry. From 1993 until 2005, Mr. Fu worked various roles at Triplenic Holdings Limited (now known as Fujian Group Limited (HKEX:181)), including as an executive director where he helped the group grow from a market value of 1 billion HKD to 300 billion HKD. From 2005 to present, Mr .Fu has held his role as an executive director of Asia Image Investment Limited.

Mr. Fu is also currently serving as the sole director and controlling shareholder of Uonlive (Hong Kong) Limited, a company incorporated in Hong Kong, since its incorporation on 22 May 2020. Mr. Fu is also President and Chief Executive Office of Storming Dragon Limited, a BVI company. Since 2022, Mr. Fu has been CEO and Director of Vestiage Inc. (OTC: VEST). He is also the sole director and a shareholder of Chuang Fu Capital Equity CCI Capital Limited, a Hong Kong company, since its incorporation on 4 December 2018. Chuang Fu Capital Equity CCI Capital Limited is the sole shareholder of Chuang Fu Qu Kuai Technology (Shenzhen) Limited, a company incorporated in Shenzhen, China.

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

TSO, CHUN LEUNG

Mr. Chun Leung Tso obtained a Bachelor of Economics from the Kwantlen Polytechnic University of Canada in 2012. Mr. Tso has served as CEO of the Molecular Group Co., Limited since 2014. Mr. Tso is also a seed investor in Virgocx Global Holdings Inc., a cryptocurrency exchange in Canada, and Molecular Group Co Limited, a blockchain enterprise.

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

Insider Trading Policy

We do not maintain insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations applicable to us. We have failed to do so due to limited number of members of management, limited resources, and the lack of equity awards granted to management. We intend to adopt an insider trading policy by the end of 2025.

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

ITEM 11. EXECUTIVE COMPENSATION

No executive compensation was paid during the years ended December 31, 2024 and 2023. The Company has no employment agreement with any of its officers and directors.

Agreements with Named Executive Officers

On March 2, 2020, the Company entered into a Definitive Share Agreement whereby Mr. Raymond Fu, the sole shareholder of Asia Image Investment Limited, and an officer and director of the Company, relinquished all his shares in Asia Image and acquired 100,000 shares of the Company. Consequently, Asia Image became a wholly-owned subsidiary of the Company.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Compensation of Directors

For the years ended December 31, 2024 and 2023, we have not paid compensation to any of our directors.

Outstanding Equity Awards

There were no equity awards outstanding as of the end of the year ending December 31, 2024 and 2023.

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

Change of Control Compensatory Plans

As of December 31, 2024, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control of us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDERS MATTERS

The following table sets forth as of April 14, 2025 the number of shares of the Company’s common stock and preferred stock owned on record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s voting stock, and by each of the Company’s directors and executive officers and by all its directors and executive officers as a group.  As of April 14, 2025, there were 157,556,723 common shares issued and outstanding.

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

In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of Common Stock as held by that person or entity that are currently exercisable or that will become exercisable within 60 days of April 11, 2025.

List of Common Shareholders

Name of Shareholder	Affiliation with Company	Number of Common Shares	Percent of Class	Note
Raymond Fu	President / CEO/ Secretary / Treasurer / Director	5,000 101,098,329	*% 64.17%	1,5
Timothy Lam Chee Yau	Secretary, Director	0	0%
Shiu Chung Chan	Director	0	0%
Hok Hin Mui	Director	0	0%
Li Jiyong	Director	101,098,329	64.17%	4,5
Chun Leung Tso	Director	0	0%

Storming Dragon Limited	N/A	101,098,329	64.17%	1,4,5

List of Preference Shareholders

Name of Shareholder	Affiliation with Company	Number of Shares	Holding %	Nature of Preference shares	Notes
Dragon Ace Global Limited	N/A	250,000	21.37%	Series A	2
Standford Global Capital Limited	N/A	250,000	21.37%	Series A	3
Uonlive (Hong Kong) Limited		520,000	44.44%	Series A	1,3

*less than 1%

1 Raymond Fu is the direct beneficial owner of 5,000 common shares and indirect beneficial owner of 101,098,329 shares of common stock of the Company held by Storming Dragon Limited and 520,000 Series A preferred shares through Uonlive (Hong Kong) Limited, of which Raymond Fu is the indirect beneficial owner of 99% of its share capital.

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

4. Li Jiyong is a shareholder in Storming Dragon Limited and has an indirect beneficial interest in the shares owned by Storming Dragon Limited.

5.Storming Dragon Limited is controlled by Raymond Fu, CEO of the Company. Raymond Fu and Li Jiyong are the majority controlling shareholders of Storming Dragon Limited.

There are no other persons known by us who owns beneficially 5% or more of our common stock as of April 11, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than compensation agreements and other arrangements described in “Management,” and our transactions described below, since our inception there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

●	in which the amount involved exceeded or will exceed $120,000; and

●	in which any current director, executive officer, holder of 5% or more of our shares of Common Stock on an as-converted basis or any member of their immediate family had or will have a direct or indirect material interest.

Related parties receivables and payables

Related parties’ receivables comprised of the following:

	December 31, 2024	December 31, 2023
Shenzhen Guangfeng High Performance Wood Products Technology Co., Ltd (1)	$71,332	$1,110,135
Gongfa (Guangdong) New Material Technology Co., Ltd. (2)	4,095,806	-
Mr. Raymond Fu (3)	46,131	-
Total	$4,213,269	$1,110,135

(1)	Amounts receivable from Shenzhen Guangfeng High Performance Wood Products Technology Co., Ltd formerly Shenzhen Junfeng Wood Chain Network Technology Co., Ltd., where Mr. Li JiYong serves as the legal representative, comprised of receivables for funds collected on behalf of the Company. Refer to Note 11.

(2)	Amounts receivable from Gongfa (Guangdong) New Material Technology Co., Ltd., where Mr. Li JiYong is a significant shareholder of the entity and serves as the director of the entity, comprised of amounts advanced for the purpose of acquiring 61% equity interest in the said entity for which the transaction has not been finalized.

(3)	Amounts receivable from Mr. Raymond Fu, CEO, director and controlling shareholder of the Company, comprised of proceeds receivable from the sale of a disposed subsidiary, which are netted against the advances Mr. Fu made to the Company to support its working capital.

The balances above are unsecured, non-interest bearing and it is repayable on demand.

Related parties’ payables comprised of the following:

	December 31, 2024	December 31, 2023
Mr. Li JiYong (1)	$-	$42
Uonlive (HK) Ltd (2)		10,828
Mr. Raymond Fu (3)	-	178,784
Jinyang (HK) Assets Mgt. Ltd (4)		54,143
Mr. Wang QingJian (5)	-	17,588
Total	$-	$261,385

(1)	Amounts payable to Mr. Li JiYong, the legal Representative of the Company, comprised of advances made to the Company for working capital purposes.

(2)	Amounts payable to Uonlive (HK) Ltd., with Mr. Raymond Fu as an indirect beneficial owner, comprise of advances made to the Company for working capital purposes.

(3)	Amounts payable to Mr. Raymond Fu, CEO, director and controlling shareholder of the Company, comprised of advances made to the Company for working capital purposes.

(4)	Amounts payable to Jinyang (HK) Assets Management Ltd., with Mr. Raymond Fu as the beneficial owner, comprise of advances made to the Company for working capital purposes.

(5)	Amounts payable to Mr. Wang QingJian, COO of the Company, comprised of amounts payable for formaldehyde removal services.

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

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that Shiu Chung Chan, Hok Hin Mui, and Chun Leung Tso are independent directors, as “independence” is defined by the listing standards of Nasdaq, and by the Securities and Exchange Commission, or SEC, because they have no relationship with us that would interfere with their exercise of independent judgment in carrying out their responsibilities as a director. Mr. Fu, Mr. Lam, and Mr. Li are not “independent” as defined by the listing standards.

Insider Trading Policy

As of the date of this Annual Report on Form 10-K, we have not yet adopted a specific insider trading policy, although we are committed to compliance with all applicable securities laws and regulations. We have not adopted such a policy as a result of the Company’s size, structure, and risk profile, however, we intend to adopt an insider trading policy by the third quarter of 2025.

ITEM 14. PRICINPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2024 and 2023, we were billed approximately $134,720 and $37,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2024 and 2023.

Tax Fees

For the Company’s fiscal years ended December 31, 2024 and 2023, there were no fees for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2024 and 2023.

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

Exhibit No.	Description

2.1	Notice of Entry of Order, Eight Judicial District Court, Clark County, Nevada, Case No.: A-18-774165-P dated 19 June 2018 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference).

2.2	Notice of Entry of Order, Eight Judicial District Court, Clark County, Nevada, Case No.: A-18-774165-P dated 6 December 2018 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference).

2.3	Share Exchange Agreement, dated March 2, 2020, by and between Uonlive Corporation and Asia Image Investing Limited (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.1	Articles of Incorporation of Weston International Development Corporation dated January 21, 1998 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.2	Revised and Amended Articles of Incorporation of Txon International Development Corporation dated March 31, 1999 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.3	Written Consent of the Shareholders of Txon International Development Corporation dated August 18, 2000 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.4	Certificate of Amendment of Articles of Incorporation of Txon International Development Corporation dated September 15, 2000 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.5	Certificate of Reinstatement dated September 6, 2002 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.6	Certificate of Designation dated March 26, 2008 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.7	Certificate of Amendment filed August 1, 2008 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.8	Certificate of Amendment filed October 15, 2008 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.9	Certificate of Amendment filed August 17, 2009 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.10	Certificate of Reinstatement dated August 25, 2014 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.11	Certificate of Reinstatement dated August 7, 2018 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.12	Certificate of Amendment by Custodian filed September 10, 2018 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.13	Certificate of Designation filed September 10, 2018 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.14	Certificate of Change Pursuant to NRS 78.209 filed September 10, 2018 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.15	Certificate of Amendment dated June 4, 2020 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.16	Certificate of Amendment dated June 4, 2020 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.17	Certificate of Amendment to Designation - After Issuance of Class or Series dated November 9, 2020 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

3.18	Articles of Amendment to Articles of Incorporation, dated December 8, 2022

3.19	Amended and Restated Bylaws of the Company.

10	General Contract for the Supply and Delivery of Goods, by and between the Company and Dongguan Gongxiang Tea Food Company Ltd., dated June 22, 2020 (filed as an Exhibit to the Form 10-12G, filed on February 4, 2021, and incorporated herein by reference)

10.1	Acquisition Agreement, dated September 30, 2024, filed as exhibit 2.1 to Form 8-K filed October 15, 2024 and incorporated herein by reference.

10.2	Equity Exchange Agreement, dated September 30, 2024, filed as exhibit 2.2 to Form 8-K filed October 15, 2024 and incorporated herein by reference.

21.1	Subsidiaries (filed herewith)

23.1	Consent of Independent Auditor

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document..
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kuber Resources Corporation

Date: April 15, 2025	By:	/s/ Raymond Fu
Raymond Fu
Chief Executive Officer (Principal Executive Officer)

Date: April 15, 2025	By:	/s/ Raymond Fu
Raymond Fu
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ Raymond Fu	Director	April 15, 2025
Raymond Fu

/s/ Timothy Lam	Director	April 15, 2025
Timothy Lam

/s/ Shiu Chung Chan	Director	April 15, 2025
Shiu Chung Chan

/s/ Hok Hin Mui	Director	April 15, 2025
Hok Hin Mui

/s/ Li Jiyong	Director	April 15, 2025
Li Jiyong

/s/ Chun Leung Tso	Director	April 15, 2025
Chun Leung Tso

MERCURIUS & ASSOCIATES LLP
+91 11 4559 6689
info@masllp.com
www.masllp.com

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Kuber Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kuber Resources Corporation and its subsidiaries (collectively, the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, changes in shareholder’s equity and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We draw attention to the following matters as disclosed in the notes to the consolidated financial statements:-

A.	Unissued VAT invoices

Note 14(c) regarding Unissued VAT invoices, wherein, during the FY 2024, due to the rules imposed by the Chinese local authorities on newly established companies, which limited the issuance of VAT invoices per month. Consequently, the Kuber Resources (Guangdong) Co., (the subsidiary) was not able to issue VAT invoices for all its sales. As of December 31, 2024, the Company had issued a total of $375,582 in VAT invoices for its sales, leaving $3,452,729 in sales unissued. The Company has submitted a request to increase the allowable VAT invoice amounts and is currently awaiting approval. Upon receiving approval, the unissued VAT invoices of $ 3,452,729 will be issued.

B.	Restriction on cash disbursement on bank account

Note 14(d) regarding restrictions imposed by the bank on new bank accounts of Kuber Resources (Guangdong) Co., (the subsidiary), by limiting its cash receipts/disbursement. In order to avoid disruption to the business operations, the Company has engaged a related party, Shenzhen Guangfeng High Performance Wood Products Technology Co., Ltd. (formerly Shenzhen Junfeng Wood Chain Network Technology Co., Ltd), to collect sales revenues on behalf of the Company.

As of December 31, 2024, the Company had an outstanding receivable of $71,332 from the related party as a result of this arrangement. These receivables represent funds collected on behalf of the Guangdong, but not yet remitted to its bank account as at year ended December 31, 2024. Subsequently, the Company receive the funds of $ 71,332 in its bank account from Shenzhen Junfeng Wood Chain Network Technology Co., Ltd.

Our opinion is not modified in respect of above matters.

LLPIN-AAG-1471 A-94/8, Wazirpur Industrial Area New Delhi-110052, India

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

New Delhi, India

April 15, 2025

Kuber Resources Corporation

Consolidated Balance Sheets

As of December 31, 2024 and 2023

	December 31,	December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$104,322	$143,860
Accounts receivable, net	1,310,083	1,102,097
Advances to suppliers	-	1,087,590
Inventory, net	226,227	-
Due from related parties	4,213,269	1,110,135
Other receivables and current assets	35,556	29,617
Total Current Assets	5,889,457	3,473,299
Non-Current Assets
Property, plant and equipment, net	295,567	13,907
Intangible assets, net	1,594,993	2,069,849
Other non-current assets	3,620	-
Operating lease right of use asset, net	69,191	154,316

Total Non-Current Assets	1,963,371	2,238,072
Total Assets	7,852,828	5,711,371

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	2,551,672	358,441
Other payables	-	3,518
Due to related parties	-	261,385
Taxes payable	675,450	570,494
Advances from customers	91,899	183,811
Operating lease liabilities - current	48,374	131,536

Total Current Liabilities	3,367,395	1,509,185
Non-Current Liabilities
Operating lease liabilities - non-current	32,095	28,208
Total Non-Current Liabilities	32,095	28,208
Total Liabilities	3,399,490	1,537,393

Commitments and Contingencies	-	-

Shareholders’ Equity
Series A Convertible Preferred stock, par value $0.001 per share; 2,000,000 shares authorized; 520,000 shares issued and outstanding at December 31, 2024 and 2023	520	520
Series B Convertible Preferred stock, par value $0.001 per share; 1,000,000 shares authorized; Nil and 150,000 shares issued and outstanding at December 31, 2024 and 2023	-	150
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 500,000 shares issued and outstanding at December 31, 2024 and 2023	500	500
Common stock, par value $0.0001; 500,000,000 shares authorized; 132,612,342 shares issued and outstanding at December 31, 2024 and 2023	132,613	132,613
Additional paid-in capital	6,125,624	6,125,474
Statutory reserves	316,753	-
Accumulated loss	(1,998,366)	(2,067,880)
Accumulated other comprehensive loss	(124,306)	(17,399)
Total Shareholders’ Equity	4,453,338	4,173,978
Total Liabilities and Shareholders’ Equity	$7,852,828	$5,711,371

The accompanying notes are an integral part of these audited consolidated financial statements.

Kuber Resources Corporation

Consolidated Statements of Income and Comprehensive Income

For the Years ended December 31, 2024 and 2023

	Years ended
	December 31,	December 31,
	2024	2023
Revenues, net	$3,920,223	$2,249,288
Cost of revenues	426,587	199,356
Gross profit	3,493,636	2,049,932

Operating expenses:
Selling and marketing expense	6,203	9,638
General and administrative expenses	2,516,461	349,538
Total operating expenses	2,522,664	359,176

Income from operations	970,972	1,690,756

Other income (loss):
Interest income	1,029	247
Other income (expense), net	3,501	-
Loss from disposal of subsidiary	(416,896)	-
Total income (loss)	(412,366)	247

Income before income tax	558,606	1,691,003

Income tax expense	172,339	473,047
Net income	$386,267	$1,217,956

Weighted average shares outstanding
Basic	132,612,342	132,612,342
Diluted	205,972,998	283,132,342

Earnings per share
Basic	$0.0029	$0.0092
Diluted	$0.0019	$0.0043

Comprehensive income (loss):
Net income	$386,267	$1,217,956
Other comprehensive income (loss):
Foreign currency translation adjustment	(106,907)	(17,399)
Total comprehensive income	$279,360	$1,200,557

The accompanying notes are an integral part of these audited consolidated financial statements.

Kuber Resources Corporation
Consolidated Statements of Changes in Shareholders’ Equity
For the Years ended December 31, 2024 and 2023

	Series A Convertible		Series B Convertible									Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional			other
	Number of		Number of		Number of		Number of		Paid-in	Statutory	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Reserves	Loss	Loss	Total

Balance at December 31, 2022	520,000	$520	150,000	$150	500,000	$500	132,606,582	$132,607	$3,924,665	$-	$(3,285,836)	$-	$772,606
Shares issued for services							5,760	6	30,171				30,177
Capital contribution with intangible asset									2,170,638				2,170,638
Net income		-		-		-		-	-	-	1,217,956		1,217,956
Foreign currency translation adjustment												(17,399)	(17,399)
Balance at December 31, 2023	520,000	520	150,000	150	500,000	500	132,612,342	132,613	6,125,474	-	(2,067,880)	(17,399)	4,173,978

Balance at December 31, 2023	520,000	520	150,000	150	500,000	500	132,612,342	132,613	6,125,474	-	(2,067,880)	(17,399)	4,173,978
Cancellation of Series B Convertible Preferred Stock			(150,000)	(150)					150
Net income		-		-		-		-	-	-	386,267		386,267
Appropriations to statutory reserves										316,753	(316,753)		-
Foreign currency translation adjustment												(106,907)	(106,907)
Balance at December 31, 2024	520,000	520	-	-	500,000	500	132,612,342	132,613	6,125,624	316,753	(1,998,366)	(124,306)	4,453,338

The accompanying notes are an integral part of these audited consolidated financial statements.

Kuber Resources Corporation

Consolidated Statements of Cash Flows

For the Years ended December 31, 2024 and 2023

	Years ended
	December 31,	December 31,
	2024	2023
Cash flows from operating activities
Net income	$386,267	$1,217,956
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization expense	435,037	91,548
Amortization of operating lease ROU assets	100,112	60,286
Loss from disposal of subsidiary	416,896	-
Gain from termination of lease	(3,501)	-
Stock-based compensation	-	30,177
Impairments of assets	13,804	-
Changes in assets and liabilities
Increase in accounts receivable	(240,549)	(1,102,097)
Increase in inventories	(229,765)	-
Increase in due from relates parties	(3,134,336)	(1,054,963)
Increase in prepaid expense and other current assets	(5,966)	(25,617)
Decrease in advances from customer	(91,912)	-
Increase in accounts payable and accrued expenses	2,280,486	227,969
Increase in other payable and taxes payable	81,398	574,012
Decrease in contract liability	-	(91,911)
Increase in due to related parties	-	114,078
(Decrease) increase in operating lease liabilities	(90,625)	159,744
Net cash provided by (used in) operating activities	(82,656)	201,182

Cash flows from investing activities
Purchase of fixed assets	(311,564)	(14,376)
Increase in ROU	-	(154,316)
Net cash used in investing activities	(311,564)	(168,692)

Cash flows from financing activities
Proceeds from related party payables	396,280	-
Net cash provided by (used in) financing activities	396,280	-

Net increase of cash and cash equivalents	2,060	32,490

Effect of foreign currency translation on cash and cash equivalents	(173)	2,183
Cash and cash equivalents – beginning	143,860	109,187
Less: cash and cash equivalents of disposed subsidiary	(41,425)	-
Cash and cash equivalents – ending	$104,322	$143,860

Supplementary cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash financing and investing activities:
Income taxes payables	$-	$473,047
Recognized ROU assets through lease liabilities	$36,843	$154,613

The accompanying notes are an integral part of these audited consolidated financial statements.

KUBER RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts, balances and transactions have been eliminated in the consolidation.

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

Exchange rates used for the translation are as follows:

US$ to RMB	Period End	Average
December 31, 2024	7.29810	7.18572
December 31, 2023	7.01700	N/A

US$ to HKD	Period End	Average
December 31, 2024	7.76350	7.80274
December 31, 2023	7.81005	N/A

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

Advertising Costs

All costs related to advertising are expensed in the period incurred. Advertising costs charged to operations were $nil and $nil, for the years ended December 31, 2024 and 2023, respectively.

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

There are 50,000,000 potential dilutive shares of common stock from the Series A preferred stock. The potentially dilutive instruments were excluded as such shares would be anti-dilutive in a period in which a net loss is recorded.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis, primarily through enhanced disclosures of significant segment expenses. The guidance will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and requires retrospective application to all periods presented upon adoption, with early adoption permitted. The adoption of this standard resulted in enhanced segment disclosures, including the presentation of significant segment expenses, but did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

Note 3- Going Concern

The Company has an accumulated deficit of $1,998,366 and working capital of $2,522,062 as of December 31, 2024. The accompanying consolidated financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has started to generate revenues but has yet to established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 – Accounts receivables, net

Accounts receivables, net is comprised of the following:

	December 31, 2024	December 31, 2023
Accounts receivables	1,310,083	1,102,097
Allowance for doubtful accounts	-	-
Total, net	1,310,083	1,102,097

Bad debt expense (recoveries) was $nil and $nil for the years ended December 31, 2024 and 2023, respectively.

Note 5 - Inventory, net

Inventory, net comprised of the following:

	December 31, 2024	December 31, 2023
Raw materials	213,236	-
Finished goods	12,991	-
	226,227	-

Less: Obsolete/write-down inventory	-	-
Total, net	226,227	-

No inventory obsolescence or write-downs were recognized for the years ended December 31, 2024 and 2023, respectively.

Note 6 - Property and equipment, net

Property and equipment, net comprised of the following:

	December 31, 2024	December 31, 2023
At Cost:
Equipment	304,434	1,288
Leasehold improvement		13,803
Furniture and fixtures	572	572
	305,006	16,192

Less: Accumulated depreciation	(9,439)	(2,285)
Total, net	295,567	13,907

Depreciation expense was $7,800 and $1,105 for the years ended December 31, 2024 and 2023, respectively.

Note 7 – Intangible assets, net

Intangible asset, net comprised of the following:

	December 31, 2024	December 31, 2023
At Cost:
Intellectual Property License	2,159,842	2,159,842
	2,159,842	2,159,842

Less: Accumulated amortization/ Forex Adjustment	(564,849)	(89,993)
Total, net	1,594,993	2,069,849

Amortization expense was $427,237 and $89,993 for the years ended December 31, 2024 and 2023, respectively. No impairment loss was recognized for the years ended December 31, 2024 and 2023, respectively.

The intellectual property license comprises of a five-year non-exclusive license to utilize certain intellectual property pertaining to wood panel manufacturing within China.

Note 8 – Related party transactions

Related parties receivables comprised of the following:

	December 31, 2024	December 31, 2023
Shenzhen Guangfeng High Performance Wood Products Technology Co., Ltd (1)	$71,332	$1,110,136
Gongfa (Guangdong) New Material Technology Co., Ltd. (2)	4,095,806	-
Mr. Raymond Fu (3)	46,131	-
Total	$4,213,269	$1,110,136

(1)	Amounts receivable from Shenzhen Guangfeng High Performance Wood Products Technology Co., Ltd formerly Shenzhen Junfeng Wood Chain Network Technology Co., Ltd., where Mr. Li JiYong serves as the legal representative, comprised of receivables for funds collected on behalf of the Company.

(2)	Amounts receivable from Gongfa (Guangdong) New Material Technology Co., Ltd., where Mr. Li JiYong is a significant shareholder of the entity and serves as the director of the entity, comprised of amounts advanced for the purpose of acquiring 61% equity interest in the said entity for which the transaction has not been finalized.

(3)	Amounts receivable from Mr. Raymond Fu, CEO, director and controlling shareholder of the Company, comprised of proceeds receivable from the sale of a disposed subsidiary, which are netted against the advances Mr. Fu made to the Company to support its working capital.

The balances above are unsecured, non-interest bearing and it is repayable on demand.

Related parties payables comprised of the following:

	December 31, 2024	December 31, 2023
Mr. Li JiYong (1)	$-	$42
Uonlive (HK) Ltd (2)	-	10,828
Mr. Raymond Fu (3)	-	178,784
Jinyang (HK) Assets Mgt. Ltd (4)	-	54,143
Mr. Wang QingJian (5)	-	17,588
Total	$-	$261,385

(1)	Amounts payable to Mr. Li JiYong, the legal Representative of the Company, comprised of advances made to the Company for working capital purposes.

(2)	Amounts payable to Uonlive (HK) Ltd., with Mr. Raymond Fu as an indirect beneficial owner, comprise of advances made to the Company for working capital purposes.

(3)	Amounts payable to Mr. Raymond Fu, CEO, director and controlling shareholder of the Company, comprised of advances made to the Company for working capital purposes.

(4)	Amounts payable to Jinyang (HK) Assets Management Ltd., with Mr. Raymond Fu as the beneficial owner, comprise of advances made to the Company for working capital purposes.

(5)	Amounts payable to Mr. Wang QingJian, COO of the Company, comprised of amounts payable for formaldehyde removal services.

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

As of December 31, 2024 and 2023, the Company has 520,000 Series A Convertible preferred shares issued and outstanding.

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

On November 4, 2024, the Company entered into a Stock Cancellation Agreement with Chuang Fu Qu Kuai Lian Technology (Shenzhen) Limited (“Chuang Fu”), for the cancellation of 150,000 shares of Series B Preferred Stock, $0.001 par value per share (the “Series B Preferred Stock”) which were issued to Chuang Fu in 2018, in exchange for $100. Upon the cancellation of the Series B Preferred Stock the Company will have zero shares of Series B Preferred Stock issued and outstanding.

As of December 31, 2024 and 2023, the Company has zero and 150,000 shares of Series B Convertible preferred shares issued and outstanding, respectively.

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

As of December 31, 2024 and 2023, the Company has 132,612,342 and 132,612,342 shares of common stock issued and outstanding, respectively.

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

Note 10 - Disposal of Subsidiary

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

Note 11 – Disaggregated revenue, segment and geographical information

Operating segments are reported in a manner consistent with the internal reporting provided to the Chief Operating Decision Maker (“CODM”), who is the Company’s Chief Executive Officer. Based on this reporting structure, the Company has determined that it operates in a single reportable segment and conducts all of its operations within a single geographic region: China.

The breakdown of revenues and cost of revenues as follows:

	Years ended
	December 31,	December 31,
	2024	2023
Formaldehyde treatment services	$3,758,039	$2,147,172
Sales of flame retardant wood panels	70,272	-
Other services	91,912	102,116
Total revenues, net	3,920,223	2,249,288

Formaldehyde treatment services	359,451	199,356
Sales of flame retardant wood panels	67,136	-
Other services	-	-
Total Cost of revenues	426,587	199,356

Note 12- Research & Development

The Company has incurred USD 1.6 million (approx.) in respect of R&D expense which primarily relates to Preparation and Performance Study of Insect proof, Termite proof, and Antibacterial Home Panel Based on Natural Insecticides

Note 13– Income taxes

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

United States

Net operation losses (“NOLs”) can carry forward indefinitely up to offset 80% of taxable income after CARES Act effect on December 31, 2017. The cumulative tax is calculated by multiplying a 21% estimated tax rate by the net operating income. As of December 31, 2024 and 2023, deferred tax assets resulted from NOLs of approximately $197,385 and $171,603, respectively. The deferred tax asset has been fully reserved for valuation allowance as the Company believes they will most-likely-than-not realize the benefits.

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

PRC

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules impose a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in PRC, unless they qualify under certain limited exceptions. As such, starting from January 1, 2008, the Company’s subsidiaries in PRC are subject to an enterprise income tax rate of 25%. Under the EIT Law, net operating losses (“NOLs”) can typically be carried forward for up to five years to offset against future taxable income.

For the years ended December 31, 2024 and 2023, certain subsidiaries of the Company qualified as small low-profit enterprises under the applicable PRC tax regulations. As such, these entities were eligible for preferential income tax rates as follows:

•	The portion of annual taxable income not exceeding RMB 1 million was subject to an effective income tax rate of 2.5%, calculated as 12.5% of the taxable income taxed at the standard rate of 20%.
•	The portion of annual taxable income between RMB 1 million and RMB 3 million was subject to an effective income tax rate of 5%, calculated as 25% of the taxable income taxed at the standard rate of 20%.

These preferential rates are in accordance with PRC tax incentives for small low-profit enterprises, as set forth in Ministry of Finance and State Taxation Administration [2021] No. 12 and its subsequent updates.

Management believes that the relevant subsidiaries met all qualification criteria for such preferential tax treatment during the respective reporting periods.

The following table summarizes the taxable income (loss) before income taxes by jurisdiction:

	Years ended December 31,
	2024	2023
United States	$(539,667)	$(50,029)
Hong Kong	(99,823)	(59,027)
China	1,198,096	1,800,059
Total taxable income (loss)	$558,606	$(1,691,003)

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

The following table summarizes a reconciliation of income tax rates for operations, calculated at the statutory tax rate to total income tax expense (benefit):

	Years ended December 31,
	2024	2023
Income (Loss) before income tax expenses	$558,606	$1,691,003
Income tax expenses (benefits) computed at statutory tax rates	169,723	430,129
Effect of deductible research and development expenses	(83,194)	8,267
Effect of preferential tax rate for small low-profit enterprises	(256,643)	-
Effect of temporary differences	151,063	14,405
Effect of permanent difference	19,037	360
Effect of change in valuation allowance	129,801	20,246
Income tax expenses (benefits)	$172,339	$473,047

Note 14 – Concentrations, Risks, and Uncertainties

a)	Credit risk

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

For the years ended December 31, 2024 and 2023, three customers and zero customers, respectively, accounted for 10% or more of the Company’s total net sales revenues.

As of December 31, 2024 and 2023, three customers and zero customers, respectively, accounted for 10% or more of the Company’s total accounts receivable, respectively.

For the years ended December 31, 2024, four suppliers and one supplier, respectively accounted for 10% or more of the Company’s total net purchases.

As of December 31, 2024, four suppliers and one supplier, respectively accounted for 10% or more of the Company’s total accounts payable.

c)	Unissued VAT invoices

The products that are sold by the Company in PRC are subject to value-added tax (“VAT“) at a rate of 6% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by VAT paid on purchase of raw materials included in the cost of producing the finished goods sold.

Due to the rules imposed by local authorities on newly established companies, which limited the issuance of VAT invoices per month. Consequently, the Company was not able to issue VAT invoices for all its sales. During the years ended December 31, 2024, the Company had issued VAT invoices for total sales of $375,582 for its sales, leaving $3,452,729  of sales VAT invoices unissued as of December 31, 2024. The Company has submitted a request to increase the allowable VAT invoice amounts and is currently awaiting approval. Upon receiving approval, the unissued VAT invoices will be issued.

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

The Company had an outstanding receivable of $71,332 from the related party as a result of this arrangement as of December 31, 2024. These receivables represent funds collected on behalf of the Company but not yet remitted to its bank account.

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

Note 15 - Leases

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

Operating lease expenses were $100,112 and $60,286 for the years ended December 31, 2024 and 2023, respectively.

During the year ended December 31, 2024, the Company terminated an operating lease prior to its scheduled expiration. In connection with the termination, the Company derecognized the related right-of-use asset and lease liability, resulting in a gain of $3,501. This gain is included in other income on the consolidated statements of operations for the year ended December 31, 2024.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Years ended December 31,
	2024	2023
Lease cost
Operating lease cost	$100,112	$60,286

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$90,625	$48,079
Weighted average remaining lease term – operating leases (in years)	0.96	2.36
Average discount rate – operating lease	4.99%	4.78%

The supplemental balance sheet information related to leases is as follows:

	December 31, 2024	December 31, 2023
Operating leases
Right-of-use assets, net	$69,191	$154,316
Operating lease liabilities	$80,469	$159,744

The undiscounted future minimum lease payment schedule as follows:

For the year ending December 31,
2025	50,703
2026	32,719
Thereafter
Total undiscounted lease payments	83,422
Less: interest	(2,953)
Total lease liabilities	80,469

Note 16 – Subsequent Event

In accordance with ASC 855 the Company’s management reviewed all material events through the date these financial statements were available to be issued, there were no material   subsequent events.

Acquisition of Gongfa Materials Co., Limited

On January 14, 2025, the Company, through Kuber Guangdong, completed the acquisition of Gongfa Materials (Guangdong) New Materials Technology Co., Limited (“Gongfa”), a PRC-based manufacturer of engineered wood products. As a result of the transaction, Gongfa became a wholly owned subsidiary of Kuber Guangdong.

Under the terms of the Acquisition Agreement, Kuber Guangdong acquired 100% of the issued and outstanding equity interest of Gongfa in exchange for the issuance of 24,994,381 shares of the Company’s common stock, valued at approximately $130 million USD, based on an agreed-upon price of $4.80 per share, representing approximately 20% of the Company’s total outstanding shares as of December 31, 2024.

There were no material pre-existing relationships between the Company and Gongfa or their affiliates, except that Li Jiyong, a director of the Company, was a shareholder of Gongfa prior to the acquisition, and the former shareholders of Gongfa became shareholders of Storming Dragon Limited, the Company’s majority shareholder, which is controlled by the Company’s CEO, Raymond Fu, pursuant to the exchange agreement.

