Form 10-K/A
period 2024-12-31
Kuber Resources Corp
filed 2025-04-16
CIK 1081834

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Amendment 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) of Kuber Resources Corporation (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, originally filed with the Securities and Exchange Commission on April 15, 2025 (the “Original Report”). This Amendment is being filed solely for the purpose of including the iXBRL, which was inadvertently omitted from the Original Report.

Except as described above, no changes have been made to the Original Filing and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the Original Filing Date.

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

Kuber Resources Corporation

Date: April 16, 2025	By:	/s/ Raymond Fu
Raymond Fu
Chief Executive Officer (Principal Executive Officer)

Date: April 16, 2025	By:	/s/ Raymond Fu
Raymond Fu
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ Raymond Fu	Director	April 16, 2025
Raymond Fu

/s/ Timothy Lam	Director	April 16, 2025
Timothy Lam

/s/ Shiu Chung Chan	Director	April 16, 2025
Shiu Chung Chan

/s/ Hok Hin Mui	Director	April 16, 2025
Hok Hin Mui

/s/ Li Jiyong	Director	April 16, 2025
Li Jiyong

/s/ Chun Leung Tso	Director	April 16, 2025
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

The following table summarizes a reconciliation of income tax rates for operations, calculated at the statutory tax rate to total income tax expense (benefit):

	Years ended December 31,
	2024	2023
Income (Loss) before income tax expenses	$558,606	$1,691,003
Income tax expenses (benefits) computed at statutory tax rates	169,723	430,129
Effect of deductible research and development expenses	(83,194)	8,267
Effect of preferential tax rate for small low-profit enterprises	(256,643)	-
Effect of temporary differences	151,063	14,405
Effect of permanent difference	61,589	360
Effect of change in valuation allowance	129,801	20,246
Income tax expenses (benefits)	$172,339	$473,047

Note 14 – Concentrations, Risks, and Uncertainties

a)	Credit risk

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

