Form 10-Q
period 2025-03-31
Kuber Resources Corp
filed 2025-05-20
CIK 1081834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

The number of shares of common stock, $0.001 par value, issued and outstanding as of May 20, 2025 157,556,723 shares.

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

Kuber Resources Corporation

Balance Sheets

As of March 31, 2025 and December 31, 2024

Unaudited

	March 31,	December 31,
	2025	2024
		Restated (a)
ASSETS
Current Assets
Cash and cash equivalents	$131,378	$155,861
Accounts receivable, net	7,816,019	9,666,978
Inventory, net	4,968,139	1,487,709
Advances to suppliers	4,461,934
Due from related parties	45,569	46,131
Other receivables and current assets	143,433	148,494
Total Current Assets	17,566,472	11,505,173
Non-Current Assets
Property, plant and equipment, net	14,379,254	14,625,714
Intangible assets, net	1,497,070	1,594,993
Other non-current assets	3,638	3,620
Operating lease right of use asset, net	60,892	69,191
Total Non-Current Assets	15,940,854	16,293,518
Total Assets	33,507,326	27,798,691

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	7,481,680	4,875,600
Other payables and accrued expenses	327,047	17,089
Short-term loans	27,538	41,107
Due to related parties	670,921	618,814
Taxes payable	805,380	814,890
Advances from customers	68,921	91,899
Operating lease liabilities - current	52,508	48,374
Total Current Liabilities	9,433,995	6,507,773
Non-Current Liabilities
Operating lease liabilities - non-current	20,566	32,095
Long-term loans payable	152,377	163,305
Total Non-Current Liabilities	172,943	195,400
Total Liabilities	9,606,938	6,703,173

Commitments and Contingencies	-	-

Shareholders’ Equity
Series A Convertible Preferred stock, par value $0.001 per share; 2,000,000 shares authorized; 520,000 shares issued and outstanding at March 31, 2025 and December 31, 2024	520	520
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 500,000 shares issued and outstanding at March 31, 2025 and December 31, 2024	500	500
Common stock, par value $0.001 per share; 500,000,000 shares authorized; 157,556,723 shares issued and outstanding at March 31, 2025 and December 31, 2024	157,557	157,557
Additional paid-in capital	16,174,552	16,174,552
Statutory reserves	1,084,899	686,405
Accumulated income	7,433,615	5,131,892
Accumulated other comprehensive loss	(951,255)	(1,055,908)
Total Shareholders’ Equity	23,900,388	21,095,518
Total Liabilities and Shareholders’ Equity	$33,507,326	$27,798,691

(a)	Amounts are restated. See Note 3 for more information.

The accompanying notes are an integral part of these unaudited financial statements.

Kuber Resources Corporation

Statements of Income and Comprehensive Income

For the Three months ended March 31, 2025 and 2024

Unaudited

	Three months ended
	March 31,	March 31,
	2025	2024
		Restated (a)
Revenues, net	$6,173,411	$5,025,438
Cost of revenues	2,167,125	2,642,564
Gross profit	4,006,286	2,382,874

Operating expenses:
Selling and marketing expense	4,947	16,160
General and administrative expenses	1,051,538	939,952
Total operating expenses	1,056,485	956,112

Income from operations	2,949,801	1,426,762

Other income (expenses):
Interest income	73	261
Interest expense	(4,246)	(38,241)
Total other expenses	(4,173)	(37,980)

Income before income tax	2,945,628	1,388,782

Income tax expense	245,411	222,468
Net income	$2,700,217	$1,166,314

Weighted average shares outstanding
Basic and diluted	157,556,723	157,556,723

Earnings per share
Basic and diluted	$0.0171	$0.0074

Comprehensive income (loss):
Net income	$2,700,217	$1,166,314
Other comprehensive income (loss):
Foreign currency translation adjustment	104,653	(277,275)
Total comprehensive income	$2,804,870	$889,039

(a)	Amounts are restated. See Note 3 for more information.

The accompanying notes are an integral part of these unaudited financial statements.

Kuber Resources Corporation

Statements of Changes in Shareholders’ Equity

For the Three months ended March 31, 2025 and 2024

Unaudited

	Series A Convertible		Series B Convertible									Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional			other
	Number of		Number of		Number of		Number of		Paid-in	Statutory	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Reserve	Loss	Loss	Total
Balance at December 31, 2023 (a)	520,000	$520	150,000	$150	500,000	$500	157,556,723	$157,557	$15,249,014	$369,649	$1,078,666	$(610,830)	$16,245,226
Capital contribution (a)							-		706,188
Net loss (a)	-	-	-	-	-	-	-	-	-		1,166,314		1,166,314
Appropriations to statutory reserves (a)										142,778	(142,778)		-
Foreign currency translation adjustment (a)	-	-	-	-	-	-	-	-	-	-	-	(277,275)	(277,275)
Balance at March 31, 2024 (a)	520,000	520	150,000	150	500,000	500	157,556,723	157,557	15,955,202	512,427	2,102,202	(888,105)	17,840,453

Balance at December 31, 2024	520,000	520	-	-	500,000	500	157,556,723	157,557	16,174,552	686,405	5,131,892	(1,055,908)	21,095,518
Net loss	-	-	-	-	-		-	-	-	-	2,700,217	-	2,700,217
Appropriations to statutory reserves								-		398,494	(398,494)		-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	104,653	104,653
Balance at March 31, 2025	520,000	520	-	-	500,000	500	157,556,723	157,557	$16,174,552	1,084,899	$7,433,615	$(951,255)	$23,900,388

(a)	Amounts are restated. See Note 3 for more information.

The accompanying notes are an integral part of these unaudited financial statements.

Kuber Resources Corporation

Statements of Cash Flows

For the Three months ended March 31, 2025 and 2024

Unaudited

	Three months ended
	March 31,	March 31,
	2025	2024
		Restated (a)
Cash flows from operating activities
Net income	$2,700,217	$1,166,314
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization expense	422,858	351,858
Amortization of operating lease ROU assets	9,347	21,867
Impairments and write-offs of assets	-	13,804
Changes in assets and liabilities
Decrease (increase) in accounts receivable	1,896,313	(1,983,488)
(Increase) decrease in inventories	(3,470,214)	476,478
Increase in advances to suppliers	(4,458,098)	-
Decrease (increase) in due from relates parties	34,184	(20,291)
Decrease in other receivables and current assets	5,616	564
Decrease in customer advances	(22,978)	(55,901)
Decrease in accounts payable	2,580,268	(543,451)
Increase (decrease) in other payables and accrued expenses	309,682	(99,265)
(Decrease) increase in taxes payable	(13,461)	396,996
Decrease in operating lease liabilities	(8,482)	(21,115)
Net cash used in operating activities	(14,748)	(295,630)

Cash flows from investing activities

Cash flows from financing activities
Repayment to short-term loan	(13,757)	-
Repayment to borrowings	(11,711)	(19,418)
Proceeds from (repayment to) in related party payables	15,438	(501,183)
Net cash used in financing activities	(10,030)	(520,601)

Net decrease of cash and cash equivalents	(24,778)	(816,231)

Effect of foreign currency translation on cash and cash equivalents	295	704,739
Cash and cash equivalents – beginning	155,861	300,997
Cash and cash equivalents – ending	$131,378	$189,505

Supplementary cash flow information:
Interest paid	$4,246	$38,241
Income taxes paid	$192,293	$221,104

Non-cash financing and investing activities:
Recognized ROU assets through lease liabilities	$-	$148,941

(a)	Amounts are restated. See Note 3 for more information.

The accompanying notes are an integral part of these unaudited financial statements.

KUBER RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

Unaudited

Note 1 – Organization and Nature of Business

Kuber Resources Corporation (“the Company” or “KUBR”) was incorporated in the State of Nevada on January 29, 1998. Since inception, the Company has undergone several name changes, including Weston International Development Corporation in 1998, China World Trade Corporation in 2000, and Uonlive Corporation in 2008. In 2015, the Company ceased its original operations and fully impaired its assets. In 2018, Small Cap Compliance, LLC was appointed custodian of the Company, and revived the Company in 2019 with the appointment of Raymond Fu as its sole officer and director. In 2020, the Company acquired Asia Image Investment Limited via a reverse merger. In 2022, the Company acquired Kuber Resources (Hong Kong) Limited to expand beyond commodities trading. On December 8, 2022, the Company changed its name to its current name Kuber Resources Corporation and its ticker symbol from "UOLI" to "KUBR," effective December 12, 2022, without affecting shareholders' rights or requiring stock certificate exchanges.

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

On January 14, 2025, the Company and its wholly owned subsidiary Kuber Guangdong acquired 100% of Gongfa Materials (Guangdong) New Materials Technology Co., Limited (“Gongfa”) under an Acquisition Agreement. concurrent with the Company’s entry into the Acquisition Agreement, the Shareholders of Gongfa entered into an Equity Exchange Agreement (“Exchange Agreement”) whereby Gongfa shareholders exchanged all their equity in Gongfa for shares in Storming Dragon Limited (“Storming Dragon”), the majority shareholder (67%) of KUBR. The Exchange Agreement was closed on January 1, 2025 concurrent with the closing of the Acquisition Agreement.

“The Company has entered into an agreement with Gongfa Materials (Guangdong) New Materials Technology Co., Limited as of January 1, 2025 and accounted this transaction as acquisition under common control. However, the Company is still evaluating this transaction/arrangement and in case, any significant impact on the consolidated financial statements shall be adjusted in the subsequent period itself.

KUBR and its subsidiaries Kuber HK, Grayscale HK, Grayscale WOFE, Kuber Guangdong, and Gongfa shall be collectively referred throughout as the “Company”. The Company’s scope of business includes manufacturing, sales and distribution of various types of wood panels, as well as providing formaldehyde treatment services

Note 2 – Summary of significant accounting policies

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2024. Not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2024.

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

Exchange rates used for the translation are as follows:

US$ to RMB	Period End	Average
March 31, 2025	7.2628	7.269049
December 31, 2024	7.2981	N/A
March 31, 2024	N/A	7.1511

US$ to HKD	Period End	Average
March 31, 2025	7.7787	7.7798
December 31, 2024	7.7635	N/A
March 31, 2024	N/A	7.8202

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

Description	Useful life
Buildings	20 years
Machinery	1-10 years
Leasehold improvements	2 years
Office furniture and equipment	3 years
Equipment	1-5 years

Intangible Assets & Amortization

Intangible assets are stated at historical cost net of accumulated amortization. Intangible assets are depreciated on a straight-line basis over the following periods:

Description	Useful Life
Intellectual Property License	5 years

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

Advertising Costs

All costs related to advertising are expensed in the period incurred. Advertising costs charged to operations were $nil and $nil, for the three months ended March 31, 2025 and 2024, respectively.

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

There are 52,000,000 potential dilutive shares of common stock from the Series A preferred stock. The potentially dilutive instruments were excluded as such shares would be anti-dilutive in a period in which a net loss is recorded.

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

Segment Reporting

ASC 280, Segment Reporting, establishes standards for companies to report in the financial statements’ information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise engaging in businesses activities for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision makers in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews consolidated results including revenue, gross profit and operating profit at a consolidated level only. The Company does not distinguish between markets for the purpose of making decisions about resources allocation and performance assessment. Therefore, the Company has only one operating segment and one reportable segment.

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

Note 3 – Restatement

On January 14, 2025, the Company, through Kuber Guangdong, completed the acquisition of Gongfa Materials (Guangdong) New Materials Technology Co., Limited (“Gongfa”), a PRC company. As a result of the transaction, Gongfa became a wholly owned subsidiary of Kuber Guangdong. Under the terms of the Acquisition Agreement, Kuber Guangdong acquired 100% of the issued and outstanding equity interest of Gongfa in exchange for the issuance of 24,944,381 shares of the Company’s common stock. The acquisition is accounted for under ASC 805-50 and ASC 810-10, Business Combination under common control, with assets and liabilities recorded at historical amounts and no goodwill recognized. All the comparative financials presented are retrospectively adjusted to include Gongfa financial statements for all periods presented as illustrated in the tables below.

Condensed Consolidated Balance Sheet

As of December 31, 2024

Unaudited

	As Previously	Restatement
	Reported	Impacts	Restated

Current Assets
Cash and cash equivalents	$104,322	$51,539	$155,861
Accounts receivable, net	1,310,083	8,356,895	9,666,978
Inventory, net	226,227	1,261,482	1,487,709
Due from related parties	4,213,269	(4,167,138)	46,131
Other receivables and current assets	35,556	112,938	148,494
Total Current Assets	5,889,457	5,615,716	11,505,173
Non-Current Assets
Property, plant and equipment, net	295,567	14,330,147	14,625,714
Intangible assets, net	1,594,993	-	1,594,993
Other non-current assets	3,620	-	3,620
Operating lease right of use asset, net	69,191	-	69,191
Total Non-Current Assets	1,963,371	14,330,147	16,293,518
Total Assets	7,852,828	19,945,863	27,798,691
Current Liabilities
Accounts payable	2,551,672	2,323,928	4,875,600
Other payables and accrued expenses	-	17,089	17,089
Short-term loans	-	41,107	41,107
Due to related parties	-	618,814	618,814
Taxes payable	675,450	139,440	814,890
Advances from customers	91,899	-	91,899
Operating lease liabilities - current	48,374	-	48,374
Total Current Liabilities	3,367,395	3,140,378	6,507,773
Non-Current Liabilities
Operating lease liabilities - non-current	32,095	-	32,095
Long-term loans payable	-	163,305	163,305
Total Non-Current Liabilities	32,095	163,305	195,400
Total Liabilities	3,399,490	3,303,683	6,703,173
Shareholders’ Equity
Series A Convertible Preferred stock, par value $0.001 per share	520	-	520
Preferred stock, par value $0.001 per share	500	-	500
Common stock, par value $0.001 per share	132,613	24,944	157,557
Additional paid-in capital	6,125,624	10,048,928	16,174,552
Statutory reserves	316,753	369,652	686,405
Accumulated income (deficit)	(1,998,366)	7,130,258	5,131,892
Accumulated other comprehensive loss	(124,306)	(931,602)	(1,055,908)
Total Shareholders’ Equity	4,453,338	16,642,180	21,095,518
Total Liabilities and Shareholders’ Equity	$7,852,828	$19,945,863	$27,798,691

Condensed Consolidated Statements of Income and Comprehensive Income

For the Three months ended March 31, 2024

Unaudited

	As Previously	Restatement
	Reported	Impacts	Restated
Revenues, net	$1,262,073	$3,763,365	$5,025,438
Cost of revenues	121,503	2,521,061	2,642,564
Gross profit	1,140,570	1,242,304	2,382,874
Selling and marketing expense	6,234	9,926	16,160
General and administrative expenses	302,049	637,903	939,952
Total operating expenses	308,287	647,825	956,112
Income from operations	832,287	594,475	1,426,762
Interest income	223	38	261
Interest expense	-	(38,241)	(38,241)
Total other expenses	223	(38,203)	(37,980)
Income before income tax	832,510	556,272	1,388,782
Income tax expense	221,853	615	222,468
Net income	$610,657	$555,657	1,166,314

Weighted average shares outstanding
Basic and diluted	132,612,342	24,950,141	157,562,483

Earnings per share
Basic and diluted	$0.0046	$0.0028	0.0074

Comprehensive income (loss):
Net income	$610,657	$555,657	1,166,314
Foreign currency translation adjustment	(64,490)	(212,785)	(277,275)
Total comprehensive income	$546,167	$342,872	889,039

Condensed Statements of Changes in Shareholders’ Equity

For the Three months ended March 31, 2024

Unaudited

	Series A Convertible		Series B Convertible									Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional		Accumulated	other
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Statutory Reserve	Income (Deficit)	Comprehensive Loss	Total
As previously reported
Balance at December 31, 2023	520,000	$520	150,000	$150	500,000	$500	132,612,342	$132,613	$6,125,474	$-	$(2,067,880)	$(17,399)	$4,173,978
Contribution (Distribution) in capital	-	-	-	-	-	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	-	-	-	610,657	-	610,657
Appropriations to statutory reserves	-	-	-	-	-	-	-	-	-	142,778	(142,778)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(64,490)	(64,490)
Balance at March 31, 2024	520,000	520	150,000	150	500,000	500	132,612,342	132,613	6,125,474	142,778	(1,600,001)	(81,889)	4,720,145

Restatement Impacts
Balance at December 31, 2023	-	$-	-	$-	-	$-	24,944,381	$24,944	$9,123,540	$369,649	$3,146,546	$(593,431)	$12,071,248
Contribution (Distribution) in capital	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	555,657	-	555,657
Appropriations to statutory reserves	-	-	-	-	-	-	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(212,785)	(212,785)
Balance at March 31, 2024	-	-	-	-	-	-	24,944,381	24,944	9,123,540	369,649	3,702,203	(806,216)	12,414,120

Restated
Balance at December 31, 2023	520,000	$520	150,000	$150	500,000	$500	157,556,723	$157,557	$15,249,014	$369,649	$1,078,666	$(610,830)	$16,245,226
Contribution (Distribution) in capital	-	-	-	-	-	-	-	-	706,188	-	-	-	706,188
Net loss	-	-	-	-	-	-	-	-	-		1,166,314	-	1,166,314
Appropriations to statutory reserves	-	-	-	-	-	-	-	-	-	142,778	(142,778)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(277,275)	(277,275)
Balance at March 31, 2024	520,000	520	150,000	150	500,000	500	157,556,723	157,557	15,955,202	512,427	2,102,202	(888,105)	17,840,453

Condensed Consolidated Statements of Cash Flows

For the Three months ended March 31, 2024

Unaudited

	As Previously	Restatement
	Reported	Impacts	Restated
Cash flows from operating activities
Net income	$610,657	$555,657	$1,166,314
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization expense	107,327	244,531	351,858
Amortization of operating lease ROU assets	21,867	-	21,867
Impairments of assets	13,804	-	13,804
Changes in assets and liabilities
Accounts receivable	(1,300,855)	(682,633)	(1,983,488)
Inventories		476,478	476,478
Advances to suppliers		-	-
Due from relates parties	38,417	(58,708)	(20,291)
Other receivables and current assets		564	564
Other non-current assets		-	-
Customer advances	(55,901)	-	(55,901)
Accounts payable	112,844	(656,295)	(543,451)
Other payables and accrued expenses	274,027	(373,292)	(99,265)
Taxes payable		396,996	396,996
Operating lease liabilities	(21,115)	-	(21,115)
Net cash used in operating activities	(198,928)	(96,702)	(295,630)

Cash flows from financing activities
Repayment to short-term loan		-	-
Repayment to borrowings		(19,418)	(19,418)
Proceeds from (repayment to) in related party payables	211,570	(712,753)	(501,183)
Net cash used in financing activities	211,570	(732,171)	(520,601)
Net decrease of cash and cash equivalents	12,642	(828,873)	(816,231)
Effect of foreign currency translation on cash and cash equivalents	(31)	704,770	704,739
Cash and cash equivalents – beginning	143,860	143,860	300,997
Cash and cash equivalents – ending	$156,471	$19,757	$189,505

Supplementary cash flow information:
Income taxes paid	$221,204	$-	$221,204

Non-cash financing and investing activities:
Recognized ROU assets through lease liabilities	$-	$-	148,941

Note 4 – Accounts receivables, net

Accounts receivables, net is comprised of the following:

	March 31, 2025	December 31, 2024
Accounts receivables	8,043,210	9,893,070
Allowance for doubtful accounts	(227,191)	(226,092)
Total, net	7,816,019	9,666,978

Bad debt expense (recoveries) was $nil and $nil for the three months ended March 31, 2025 and 2024, respectively.

Note 5 - Inventory, net

Inventory, net comprised of the following:

	March 31, 2025	December 31, 2024
Raw materials	4,492,176	1,140,992
Work-in-process	105,211	314,308
Finished goods	370,752	32,409
	4,968,139	1,487,709
Less: Obsolete/write-down inventory	-	-
Total, net	4,968,139	1,487,709

No inventory obsolescence or write-downs were recognized for the three months ended March 31, 2025 and 2024, respectively.

Note 6 - Property and equipment, net

Property and equipment, net comprised of the following:

	March 31, 2025	December 31, 2024
At Cost:
Buildings	5,832,677	5,804,465
Equipment	318,033	316,502
Furniture and fixtures	-	572
Machinery	10,483,595	10,432,887
	16,634,305	16,554,426
Less: Accumulated depreciation	(2,255,051)	(1,928,712)
Total, net	14,379,254	14,625,714

Depreciation expenses were $317,273 and $244,531 for the three months ended March 31, 2025 and 2024, respectively.

Note 7 – Intangible assets, net

Intangible asset, net comprised of the following:

	March 31, 2025	December 31, 2024
At Cost:
Intellectual Property License	2,113,510	2,159,842
	2,113,510	2,159,842
Less: Accumulated amortization	(616,440)	(564,849)
Total, net	1,497,070	1,594,993

Amortization expenses were $105,585 and $107,327 for the three months ended March 31, 2025 and 2024, respectively. There was no impairment loss was not recognized for the three months ended March 31, 2025 and 2024, respectively.

The intellectual property license comprises of a five-year non-exclusive license to utilize certain intellectual property pertaining to wood panel manufacturing within China.

Note 8 – Loans and borrowings

Loans and borrowings comprised of the following:

	Principal	Interest	Maturity
Description (Lender)	Amount	Rate	Date
Sichuan Xinwang Bank Co., Ltd. (XWBank) (1)	$41,306	12.8%	June 2026
WeBank Co., Ltd. (2)	263,574	10.7892%	April 2025
WeBank Co., Ltd. (2)	137,688	9.7103%	April 2025
Total, net	$442,568

(1)	On June 25, 2024, the Company obtained a loan with a principal amount of RMB 300,000 (approximately $41,303), bearing interest at an annual rate of 12.8%. The loan was originally repayable in monthly installments through June 2026 and has since been extended without a specified maturity date. This loan is unsecured and not subject to any financial covenants.

(2)	On May 10, 2023, the Company obtained two separate loans: (i) RMB 1,914,285 (approximately $263,512) at an annual interest rate of 10.7892%, and (ii) RMB 1,000,000 (approximately $137,951) at 9.7103%. Both loans were originally repayable by April 2025 but have since been extended without a specified maturity date. These loans are unsecured and carry no restrictive covenants.

As of March 31, 2025, the total outstanding principal balance of these loans and borrowing was $179,915, all of which is classified as a current liability. Interest expense related to these borrowings for the three months ended March 31, 2025 and 2024 was $4,246 and $38,241, respectively.

Note 9 – Related party transactions

Related parties receivables comprised of the following:

	March 31, 2025	December 31, 2024
Mr. Raymond Fu (1)	$45,569	$46,131
Total	$45,569	$46,131

(1)	Amounts receivable from Mr. Raymond Fu, CEO, director and controlling shareholder of the Company, comprised of proceeds receivable from the sale of a disposed subsidiary, which are netted against the advances Mr. Fu made to the Company to support its working capital.

The balances above are unsecured, non-interest bearing and it is repayable on demand.

Related parties payables comprised of the following:

	March 31, 2025	December 31, 2024
Shenzhen Guangfeng High Performance Wood Products Technology Co., Ltd (1)	$606,252	$569,272
Mengfo Trees Planting (Guangdong) Technology Co., Ltd. (2)	16,157	16,079
Mr. Li JiYong (3)	48,512	33,463
Total	$670,921	$618,814

(1)	Amounts payable to Shenzhen Guangfeng High Performance Wood Products Technology Co., Ltd formerly Shenzhen Junfeng Wood Chain Network Technology Co., Ltd., where Mr. Li JiYong serves as the legal representative, comprised of advances made to the Company for working capital purposes.

(2)	Amounts payable to Mengfo Trees Planting (Guangdong) Technology Co., Ltd., where Mr. Li JiYong serves as the legal representative, comprised of advances made to the Company for working capital purposes.

(3)	Amounts payable to Mr. Li JiYong, the legal Representative of the Company, comprised of advances made to the Company for working capital purposes.

The balances above are unsecured, non-interest bearing and it is repayable on demand.

Note 10 – Equity

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

As of March 31, 2025 and December 31, 2024, the Company has 520,000 Series A Convertible preferred shares issued and outstanding.

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

As of March 31, 2025 and December 31, 2024, the Company has no shares of Series B Convertible preferred shares issued and outstanding, respectively.

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

On January 14, 2025, the Company issued 24,944,381shares of common valued at $4.80 per share in exchange for 100% equity interest of Gongfa. Refer to Note 10.

As of March 31, 2025 and December 31, 2024, the Company has 157,556,723 and 132,612,342 shares of common stock issued and outstanding, respectively.

The Company has entered into an agreement with Gongfa Materials (Guangdong) New Materials Technology Co., Limited as of January 1, 2025 and accounted this transaction as acquisition under common control, however, the Company is still evaluating this transaction/arrangement and in case, any significant impact on the consolidated financial statements shall be adjusted in the subsequent period itself.

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

The Company has entered into an agreement with Gongfa Materials (Guangdong) New Materials Technology Co., Limited as of January 1, 2025 and accounted this transaction as acquisition under common control. However, the Company is still evaluating this transaction/arrangement and in case, any significant impact on the consolidated financial statements shall be adjusted in the subsequent period itself.

Note 11 – Acquisition of Business under Common Control

On January 14, 2025, the Company, through Kuber Guangdong, completed the acquisition of Gongfa Materials (Guangdong) New Materials Technology Co., Limited (“Gongfa”), a PRC company. As a result of the transaction, Gongfa became a wholly owned subsidiary of Kuber Guangdong. Under the terms of the Acquisition Agreement, Kuber Guangdong acquired 100% of the issued and outstanding equity interest of Gongfa in exchange for the issuance of 24,944,381 shares of the Company’s common stock. These shares have been presented retrospectively.

The transaction was structured under a VIE framework, with common control established through the power and economic interests of Mr. Li Jiyong, who holds key roles in both Kuber Guangdong and Gongfa Materials (Guangdong) New Materials Technology Co., Limited. The acquisition is accounted for under ASC 805-50 and ASC 810-10, Business Combination under common control, with assets and liabilities recorded at historical amounts and no goodwill recognized. All the comparative financials presented are retrospectively adjusted to include Gongfa financial statements for all periods presented.

Note 12 - Disposal of Subsidiary

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

Note 13 – Income taxes

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

United States

Net operation losses (“NOLs”) can carry forward indefinitely up to offset 80% of taxable income after CARES Act effect on December 31, 2017. The cumulative tax is calculated by multiplying a 21% estimated tax rate by the net operating income. As of March 31, 2025 and December 31, 2024, deferred tax assets resulted from NOLs of approximately $195,342 and $181,421, respectively. The deferred tax asset has been fully reserved for valuation allowance as the Company believes they will most-likely-than-not realize the benefits.

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

The following table summarizes the taxable income (loss) before income taxes by jurisdiction:

	Three months ended March 31,
	2025	2024
United States	$(66,292)	$(20,260)
Hong Kong	(15,547)	(34,119)
China	3,027,467	1,443,161
Total taxable income (loss)	$2,945,628	$1,388,782

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

The following table summarizes a reconciliation of income tax rates for operations, calculated at the statutory tax rate to total income tax expense (benefit):

	Three months ended March 31,
	2025	2024
Income (Loss) before income tax expenses	$2,945,628	$1,388,782
Income tax expenses (benefits) computed at statutory tax rates	740,380	350,906
Effect of temporary differences	(511,456)	(138,282)
Effect of change in valuation allowance	16,487	9,844
Income tax expenses (benefits)	$245,411	$222,468

Note 14 – Concentrations, Risks, and Uncertainties

a)	Credit risk

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

For the three months ended March 31, 2025 and 2024, two customers and two customers, respectively, accounted for 10% or more of the Company’s total net sales revenues.

As of March 31, 2025, and December 31, 2024, two customers and two customers accounted for 10% or more of the Company’s total accounts receivable.

For the three months ended March 31, 2025 and 2024, three suppliers and four suppliers, respectively, accounted for 10% or more of the Company’s total net purchases.

As of March 31, 2025 and December 31, 2024, one supplier and three suppliers accounted for 10% or more of the Company’s total accounts payable.

c)	Unissued VAT invoices

The products that are sold by the Company in PRC are subject to value-added tax (“VAT“) at a rate of 6% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by VAT paid on purchase of raw materials included in the cost of producing the finished goods sold.

Due to the rules imposed by local authorities on newly established companies, which limited the issuance of VAT invoices per month. Consequently, the Company was not able to issue VAT invoices for all its sales. During the three months ended March 31, 2025, the Company had issued VAT invoices for total sales of $7,602,801, leaving $8,326,942 of sales VAT invoices unissued as of March 31, 2025. The Company has submitted a request to increase the allowable VAT invoice amounts and is currently awaiting approval. Upon receiving approval, the unissued VAT invoices will be issued.

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

d)	Restriction on cash disbursement on bank account

As a newly established business, the Company’s subsidiary Kuber Guangdong experienced restrictions imposed by the bank on new bank accounts by limiting its deposits and disbursements. In order to avoid disruption to the business operations, the Company has engaged a related party, Shenzhen Guangfeng High Performance Wood Products Technology Co., Ltd. formerly Shenzhen Junfeng Wood Chain Network Technology Co., Ltd., to collect sales revenues on behalf of the Company. These funds are then deposited or transferred to the Company's bank account on a regular basis, ensuring the continued liquidity necessary for operational activities.

As of March 31,2025, there was no outstanding receivable from the related party under this arrangement, as all funds collected had been remitted to the Company.

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

Operating lease expenses were $17,200 and $21,324 for the three months ended March 31, 2025 and 2024, respectively.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Three months ended March 31,
	2025	2024
Lease cost
Operating lease cost	$17,200	$21,324

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$8,482	$20,119
Weighted average remaining lease term – operating leases (in years)	1.58	1.83
Average discount rate – operating lease	4.38%	4.99%

The supplemental balance sheet information related to leases is as follows:

	March 31, 2025	December 31, 2024
Operating leases
Right-of-use assets, net	$60,892	$69,191
Operating lease liabilities	$73,074	$80,469

The undiscounted future minimum lease payment schedule as follows:

For the year ending December 31,
2025 (nine months remaining)	42,406
2026	32,878
2027	-
Thereafter	-
Total undiscounted lease payments	75,284
Less: interest	(2,210)
Total lease liabilities	73,074

Note 16 – Subsequent Event

In accordance with ASC 855 the Company’s management reviewed all material events through the date these financial statements were available to be issued. Except for the events disclosed below, no other material subsequent events were identified.

Capitalization of Retained Earnings by PRC Subsidiary

On April 30, 2025, the shareholder of Kuber Guangdong and Gongfa, wholly-owned subsidiaries of KUBR, approved resolutions to convert RMB 28,000,000 (approximately $3.9 million) and RMB 88,000,000 (approximately $12.3 million), respectively, of the subsidiaries’ retained earnings into registered capital. These conversions were made in accordance with Article 168 of the PRC Company Law and were subsequently filed with and approved by the local Administration for Market Regulation (AMR) in the PRC.

These transactions represent internal reclassifications of equity from retained earnings to contributed capital within the respective subsidiary financial statements. They did not involve any cash distributions, did not affect the Company’s consolidated net income or total equity, and resulted in no change to the Company’s ownership interest in either subsidiary. Accordingly, the transactions were accounted for as equity transactions in the Company’s consolidated financial statements in accordance with ASC 810 – Consolidation.

In accordance with PRC regulations, the capitalized portion of retained earnings is no longer available for future dividend distribution by the subsidiaries. Additionally, any future repatriation of registered capital from the PRC subsidiaries to the Company is subject to approval by relevant PRC regulatory authorities, including the State Administration of Foreign Exchange (SAFE).

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

On January 14, 2025, the Company and its wholly owned subsidiary Kuber Guangdong acquired 100% of Gongfa Materials (Guangdong) New Materials Technology Co., Limited (“Gongfa”) under an Acquisition Agreement. concurrent with the Company’s entry into the Acquisition Agreement, the Shareholders of Gongfa entered into an Equity Exchange Agreement (“Exchange Agreement”) whereby Gongfa shareholders exchanged all their equity in Gongfa for shares in Storming Dragon Limited (“Storming Dragon”), the majority shareholder (67%) of KUBR. The Exchange Agreement was closed on January 1, 2025 concurrent with the closing of the Acquisition Agreement. Gongfa became a wholly owned subsidiary fo the Company. The business scope of the Company is manufacturing, sales and distribution of wood panels, as well as providing formaldehyde treatment services.

The Company has entered into an agreement with Gongfa Materials (Guangdong) New Materials Technology Co., Limited as of January 1, 2025 and accounted this transaction as acquisition under common control, however, the Company is still evaluating this transaction/arrangement and in case, any significant impact on the consolidated financial statements shall be adjusted in the subsequent period itself

Recent developments

On September 25, 2024, the Company disposed its wholly-owned subsidiary, Asia Image, to a related party for total consideration of cash HKD3,900,000 (approximately $500,760).

On January 14, 2025, the Company and its wholly owned subsidiary, Kuber Resources (Guangdong) Co., Limited (“Kuber Guangdong”), entered into an Acquisition Agreement with Gongfa Materials Co., Limited (“Gongfa”), a Chinese corporation and manufacturer of engineered wood products, and its shareholders. Under this agreement, Kuber Guangdong will acquire 100% of Gongfa’s issued and outstanding shares in exchange for shares of the Company’s common stock.

The Company has entered into an agreement with Gongfa Materials (Guangdong) New Materials Technology Co., Limited as of January 1, 2025 and accounted this transaction as acquisition under common control. However, the Company is still evaluating this transaction/arrangement and in case, any significant impact on the consolidated financial statements shall be adjusted in the subsequent period itself

Results of operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Results Of Operations During the Three months ended March 31, 2025 as Compared to the Three Months ended March 31, 2024

Revenue

For the three months ended March 31, 2025 and 2024, the Company generated $6,173,411 of revenue and $5,025,438, respectively, representing an increase of $1,147,973.

Cost of Revenue

For the three months ended March 31, 2025 and 2024, the Company generated cost of revenue of $2,167,125 and $2,642,564, respectively. The cost of revenue is related to the formaldehyde treatment service and cost of goods sold wood panels.

For the three months ended March 31, 2025 and 2024, the gross profit was $4,006,286 or 64.9% and $2,382,874 or 47.42%, respectively.

Expenses

For the three months ended March 31, 2025 and 2024, we incurred operating expenses of $1,056,485 and $956,112, respectively. For the three months ended March 31, 2025, operating expenses consisted of selling expenses of $4,947, and general administrative expenses of $1,051,538. For the three months March 31, 2024, operating expenses consisted of selling expenses of $16,160, and general administrative expenses of $939,952. The increase in operating expenses is mainly due to research and development expenses.

Income tax expenses (benefits)

For the three months ended March 31, 2025 and 2024, we incurred income tax expense of $245,411 and $222,468, respectively.

Net Income (Loss)

For the three months ended March 31, 2025 and 2024, we incurred net income of $2,700,217 compared to a net income of $1,166,314, respectively.

The significant increase in net income during the three months ended March 31, 2025 is mainly due to the increase of formaldehyde treatment services and sales of wood panels.

Liquidity and capital resources

Currently, we are relying on sales of our products. Currently, we pay costs associated with running a business on a day-to-day basis.

As of March 31, 2025 we had current assets of $17,566,472 as compared to $11,505,173 as of December 31, 2024. We have cash of $131,378 and $155,861 as of March 31, 2025 and December 31, 2024, respectively.

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

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $14,748, and used in operating activities was $295,630 for the three months ended March 31, 2024, respectively.

The net cash used in operating activities for the three months ended March 31, 2025 was primarily related to decrease of accounts receivables, increase in inventory, increase in advances to supplier, decrease in accounts payable, with an offset by net income of $2,700,217.

The net cash provided by operating activities for the three months ended March 31, 2024 was primarily related to increase in accounts receivables, decrease in accounts payables with an offset by increase in taxes payable and decrease in inventories.

Investing Activities

There was no net cash used in investing activities for the three months ended March 31, 2025 and 2024, respectively

Financing Activities

For the three months ended March 31, 2025, we had cash used in financing activities of $10,030, consisting of repayments to short-term loans and borrowings, and proceeds from related parties in the amount of $15,438. AS compared to the same period in 2024, we had cash used in financing activities of $520,601, consisting repayment to borrowings of $19,418 and related parties of $520,601.

Off-Balance Sheet Arrangements

As of March 31, 2025 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of March 31, 2025 we did not have any contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025 our disclosure controls and procedures are effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to March 31, 2025, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Kuber Resources Corporation.

Date: May 20, 2025	By:	/s/ Raymond Fu
Raymond Fu
Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2025	By:	/s/ Raymond Fu
Raymond Fu
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

