Form 10-Q
period 2025-06-30
Kuber Resources Corp
filed 2025-08-19
CIK 1081834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

The number of shares of common stock, $0.001 par value, issued and outstanding as of August 19, 2025 157,556,723 shares.

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

Kuber Resources Corporation

Condensed Consolidated Balance Sheets

As of June 30, 2025 and December 31, 2024

Unaudited

	June 30,	December 31,
	2025	2024
		Recast (a)
ASSETS
Current Assets
Cash and cash equivalents	$67,326	$155,861
Accounts receivable, net	8,045,521	9,666,978
Inventory, net	3,735,600	1,487,709
Advances to suppliers	5,942,769	-
Due from related parties	24,353	46,131
Other receivables and current assets	142,088	148,494
Total Current Assets	17,957,657	11,505,173
Non-Current Assets
Property, plant and equipment, net	14,239,536	14,625,714
Intangible assets, net	1,408,990	1,594,993
Other non-current assets	3,684	3,620
Operating lease right of use asset, net	50,409	69,191
Total Non-Current Assets	15,702,619	16,293,518
Total Assets	33,660,276	27,798,691

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	6,661,536	4,875,600
Other payables and accrued expenses	388,981	17,089
Short-term loans	27,886	41,107
Due to related parties	679,171	618,814
Taxes payable	889,265	814,890
Advances from customers	232,904	91,899
Operating lease liabilities - current	46,964	48,374
Total Current Liabilities	8,926,707	6,507,773
Non-Current Liabilities
Operating lease liabilities - non-current	12,009	32,095
Long-term loans payable	132,999	163,305
Total Non-Current Liabilities	145,008	195,400
Total Liabilities	9,071,715	6,703,173

Commitments and Contingencies	-	-

Shareholders’ Equity
Series A Convertible Preferred stock, par value $0.001 per share; 2,000,000 shares authorized; 520,000 shares issued and outstanding at June 30, 2025 and December 31, 2024	520	520
Series B Convertible Preferred stock, par value $0.001 per share; 1,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2025 and December 31, 2024	-	-
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 500,000 shares issued and outstanding at June 30, 2025 and December 31, 2024	500	500
Common stock, par value $0.001 per share; 500,000,000 shares authorized; 157,556,723 shares issued and outstanding at June 30, 2025 and December 31, 2024	157,557	157,557
Additional paid-in capital	16,174,552	16,174,552
Statutory reserves	1,084,899	686,405
Accumulated income (loss)	7,820,778	5,131,892
Accumulated other comprehensive loss	(650,245)	(1,055,908)
Total Shareholders’ Equity	24,588,561	21,095,518
Total Liabilities and Shareholders’ Equity	$33,660,276	$27,798,691

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Kuber Resources Corporation

Condensed Consolidated Statements of Income and Comprehensive Income

For the Three and Six months ended June 30, 2025 and 2024

Unaudited

	Three months Ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
		Recast (a)		Recast (a)
Revenues, net	$3,321,882	$2,404,838	$9,495,293	$7,430,276
Cost of revenues	1,528,186	1,578,037	3,695,311	4,220,601
Gross profit	1,793,696	826,801	5,799,982	3,209,675

Operating expenses:
Selling and marketing expenses	5,126	12,542	10,073	28,702
General and administrative expenses	1,483,728	998,151	2,535,266	1,938,103
Total operating expenses	1,488,854	1,010,693	2,545,339	1,966,805

Income from operations	304,842	(183,892)	3,254,643	1,242,870

Other income (expenses):
Interest income	48	672	121	933
Interest expense	(12,604)	-	(16,850)	(38,241)
Total other expenses	(12,556)	672	(16,729)	(37,308)

Income before income tax	292,286	(183,220)	3,237,914	1,205,562

Income tax expense	(94,877)	26,143	150,534	248,611
Net income	$387,163	$(209,363)	$3,087,380	$956,951

Weighted average shares outstanding
Basic and diluted	157,556,723	157,562,483	157,556,723	157,562,483

Earnings per share
Basic and diluted	$0.0025	$(0.0013)	$0.0196	$0.0061

Comprehensive income (loss):
Net income	$387,163	$(209,363)	$3,087,380	$956,951
Other comprehensive income (loss):
Foreign currency translation adjustment	301,010	(33,766)	405,663	(311,041)
Total comprehensive income	$688,173	$(243,129)	$3,493,043	$645,910

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Kuber Resources Corporation

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the Three and Six months ended June 30, 2025 and 2024

Unaudited

	Series A Convertible		Series B Convertible									Accumulated
	Preferred stock		Preferred stock		Preferred stock		Common stock		Additional			other
	Number of		Number of		Number of		Number of		Paid-in	Statutory	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Reserves	Loss	Income	Total

Balance at December 31, 2023 (Recast)	520,000	$520	150,000	$150	500,000	$500	157,556,723	$157,557	$15,249,014	$369,649	$1,078,666	$(610,830)	$16,245,226
Contribution of capital									706,188		-		706,188
Net income		-		-		-		-			1,166,314		1,166,314
Appropriations to statutory reserves										142,778	(142,778)		-
Foreign currency translation adjustment												(277,275)	(277,275)
Balance at March 31, 2024 (Recast)	520,000	520	150,000	150	500,000	500	157,556,723	157,557	15,955,202	512,427	2,102,202	(888,105)	17,840,453
Contribution of capital								-	220,357	-	-	-	220,357
Net income		-		-		-		-	-	-	(209,363)	-	(209,363)
Foreign currency translation adjustment								-	-	-	-	(33,766)	(33,766)
Balance at June 30, 2024 (Recast)	520,000	520	150,000	150	500,000	500	157,556,723	157,557	16,175,559	512,427	1,892,839	(921,871)	17,817,681

Balance at December 31, 2024	520,000	520	-	-	500,000	500	157,556,723	157,557	16,174,552	686,405	5,131,892	(1,055,908)	21,095,518
Net income		-		-		-		-	-		2,700,217		2,700,217
Appropriations to statutory reserves										398,494	(398,494)		-
Foreign currency translation adjustment												104,653	104,653
Balance at March 31, 2025	520,000	520	-	-	500,000	500	157,556,723	157,557	16,174,552	1,084,899	7,433,615	(951,255)	23,900,388
Net income		-		-		-		-	-	-	387,163	-	387,163
Foreign currency translation adjustment								-	-	-	-	301,010	301,010
Balance at June 30, 2025	1,560,000	520	-	-	500,000	500	157,556,723	157,557	16,174,552	1,084,899	7,820,778	(650,245)	24,588,561

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Kuber Resources Corporation

Condensed Consolidated Statements of Cash Flows

For the Six months ended June 30, 2025 and 2024

Unaudited

	Six months ended
	June 30,	June 30,
	2025	2024
		Recast (a)
Cash flows from operating activities
Net income	$3,087,380	$956,951
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization expense	847,801	699,302
Amortization of operating lease ROU assets	21,129	15,392
Provision for doubtful accounts	-	(44,033)
Impairments and write-offs of assets	-	13,804
Changes in assets and liabilities
Decrease in accounts receivable	1,771,756	4,407,594
(Increase) decrease in inventories	(2,197,529)	398,462
Increase in advances to suppliers	(5,877,969)	-
Decrease in due from relates parties	21,778	618,893
Decrease (increase) in other receivables and current assets	8,400	(69,761)
Increase in customer advances	138,967	224,421
Increase (decrease) in accounts payable	1,683,234	(3,057,063)
Increase (decrease) in other payables and accrued expenses	368,262	(12,066)
Increase in taxes payable	59,403	410,341
Decrease in operating lease liabilities	(23,986)	(14,454)
Net cash provided by (used in) operating activities	(91,374)	4,547,783

Cash flows from financing activities
(Repayment to) proceeds from in short-term loan	(13,791)	41,695
Repayment to borrowings	(32,814)	(56,771)
Proceeds from (repayment to) in related party payables	48,961	(5,664,874)
Net cash provided by (used in) financing activities	2,356	(5,679,950)

Net decrease of cash and cash equivalents	(89,018)	(1,132,167)

Effect of foreign currency translation on cash and cash equivalents	483	976,502
Cash and cash equivalents – beginning	155,861	300,997
Cash and cash equivalents – ending	$67,326	$145,332

Supplementary cash flow information:
Interest paid	$16,850	$38,007
Income taxes paid	$150,534	$248,611

Non-cash financing and investing activities:
Recognized ROU assets through lease liabilities	$-	$148,941

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KUBER RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

Exchange rates used for the translation are as follows:

US$ to RMB	Period End	Average
June 30, 2025	7.1721	7.251167
December 31, 2024	7.2981	N/A
June 30, 2024	N/A	7.195151

US$ to HKD	Period End	Average
June 30, 2025	7.8495	7.792013
December 31, 2024	7.7635	N/A
June 30, 2024	N/A	7.818790

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

Advertising Costs

All costs related to advertising are expensed in the period incurred. Advertising costs charged to operations were $nil and $nil, for the six months ended June 30, 2025 and 2024, respectively.

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

Note 3 – Recast of prior financials statements

On January 14, 2025, the Company, through Kuber Guangdong, completed the acquisition of Gongfa Materials (Guangdong) New Materials Technology Co., Limited (“Gongfa”), a PRC company. As a result of the transaction, Gongfa became a wholly owned subsidiary of Kuber Guangdong. Under the terms of the Acquisition Agreement, Kuber Guangdong acquired 100% of the issued and outstanding equity interest of Gongfa in exchange for the issuance of 24,944,381 shares of the Company’s common stock. The acquisition is accounted for under ASC 805-50 and ASC 810-10, Business Combination under common control, with assets and liabilities recorded at historical amounts and no goodwill recognized. All the comparative financials presented have been retrospectively recast to include Gongfa financial statements for all periods presented as illustrated in the tables below.

Condensed Consolidated Balance Sheet

As of December 31, 2024

Unaudited

	As Previously	Restatement
	Reported	Impacts	Restated
Current Assets
Cash and cash equivalents	$104,322	$51,539	$155,861
Accounts receivable, net	1,310,083	8,356,895	9,666,978
Inventory, net	226,227	1,261,482	1,487,709
Due from related parties	4,213,269	(4,167,138)	46,131
Other receivables and current assets	35,556	112,938	148,494
Total Current Assets	5,889,457	5,615,716	11,505,173
Non-Current Assets
Property, plant and equipment, net	295,567	14,330,147	14,625,714
Intangible assets, net	1,594,993	-	1,594,993
Other non-current assets	3,620	-	3,620
Operating lease right of use asset, net	69,191	-	69,191
Total Non-Current Assets	1,963,371	14,330,147	16,293,518
Total Assets	7,852,828	19,945,863	27,798,691
Current Liabilities
Accounts payable	2,551,672	2,323,928	4,875,600
Other payables and accrued expenses	-	17,089	17,089
Short-term loans	-	41,107	41,107
Due to related parties	-	618,814	618,814
Taxes payable	675,450	139,440	814,890
Advances from customers	91,899	-	91,899
Operating lease liabilities - current	48,374	-	48,374
Total Current Liabilities	3,367,395	3,140,378	6,507,773
Non-Current Liabilities
Operating lease liabilities - non-current	32,095	-	32,095
Long-term loans payable	-	163,305	163,305
Total Non-Current Liabilities	32,095	163,305	195,400
Total Liabilities	3,399,490	3,303,683	6,703,173
Shareholders’ Equity
Series A Convertible Preferred stock, par value $0.001 per share	520	-	520
Preferred stock, par value $0.001 per share	500	-	500
Common stock, par value $0.001 per share	132,613	24,944	157,557
Additional paid-in capital	6,125,624	10,048,928	16,174,552
Statutory reserves	316,753	369,652	686,405
Accumulated income (deficit)	(1,998,366)	7,130,258	5,131,892
Accumulated other comprehensive loss	(124,306)	(931,602)	(1,055,908)
Total Shareholders’ Equity	4,453,338	16,642,180	21,095,518
Total Liabilities and Shareholders’ Equity	$7,852,828	$19,945,863	$27,798,691

Condensed Consolidated Statements of Income and Comprehensive Income

For the Three months ended June 30, 2024

Unaudited

	As Previously	Restatement
	Reported	Impacts	Restated
Revenues, net	$305,020	$2,099,818	$2,404,838
Cost of revenues	47,603	1,530,434	1,578,037
Gross profit	257,417	569,384	826,801
Selling and marketing expense	6,158	6,384	12,542
General and administrative expenses	236,737	761,414	998,151
Total operating expenses	242,895	767,798	1,010,693
Income (loss) from operations	14,522	(198,414)	(183,892)
Interest income	415	257	672
Interest expense	-	-	-
Total other expenses	415	257	672
Income (loss) before income tax	14,937	(198,157)	(183,220)
Income tax expense	25,635	508	26,143
Net income (loss)	$(10,698)	$(198,665)	(209,363)

Weighted average shares outstanding
Basic and diluted	132,612,342	24,944,381	157,556,723
Earnings per share
Basic and diluted	$0.0001	$0.0012	0.0013

Comprehensive income (loss):
Net income	$(10,698)	$(198,665)	(209,363)
Foreign currency translation adjustment	(19,103)	(14,663)	(33,766)
Total comprehensive income	$(29,801)	$(213,328)	(243,129)

Condensed Consolidated Statements of Income and Comprehensive Income

For the Six months ended June 30, 2024

Unaudited

	As Previously	Restatement
	Reported	Impacts	Restated
Revenues, net	$1,567,093	$5,863,183	$7,430,276
Cost of revenues	169,106	4,051,495	4,220,601
Gross profit	1,397,987	1,811,688	3,209,675
Selling and marketing expense	12,392	16,310	28,702
General and administrative expenses	538,786	1,399,317	1,938,103
Total operating expenses	551,178	1,415,627	1,966,805
Income from operations	846,809	396,061	1,242,870
Interest income	638	295	933
Interest expense	-	(38,241)	(38,241)
Total other (income) expenses	638	(37,946)	(37,308)
Income before income tax	847,447	358,115	1,205,562
Income tax expense	247,488	1,123	248,611
Net income	$599,959	$356,992	956,951

Weighted average shares outstanding
Basic and diluted	132,612,342	24,950,141	157,562,483
Earnings per share
Basic and diluted	$0.0045	$0.0016	0.0061

Comprehensive income (loss):
Net income	$599,959	$356,992	956,951
Foreign currency translation adjustment	(83,593)	(227,448)	(311,041)
Total comprehensive income	$516,366	$129,544	645,910

Condensed Statements of Changes in Shareholders’ Equity

For the Six months ended June 30, 2024

Unaudited

	Series A Convertible		Series B Convertible									Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional			other
	Number of		Number of		Number of		Number of		Paid-in	Statutory	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Reserve	Income (Deficit)	Loss	Total
As previously reported
Balance at December 31, 2023	520,000	$520	150,000	$150	500,000	$500	132,612,342	$132,613	$6,125,474	$-	$(2,067,880)	$(17,399)	$4,173,978
Contribution (Distribution) in capital	-	-	-	-	-	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	-	-	-	610,657	-	610,657
Appropriations to statutory reserves	-	-	-	-	-	-	-	-	-	142,778	(142,778)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(64,490)	(64,490)
Balance at March 31, 2024	520,000	520	150,000	150	500,000	500	132,612,342	132,613	6,125,474	142,778	(1,600,001)	(81,889)	4,720,145
Contribution (Distribution) in capital	-	-	-	-	-	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	-	-	-	(10,698)	-	(10,698)
Appropriations to statutory reserves	-	-	-	-	-	-	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(19,103)	(19,103)
Balance at June 30, 2024	520,000	520	150,000	150	500,000	500	132,612,342	132,613	6,125,474	142,778	(1,610,699)	(100,992)	4,690,344

Restatement Impacts
Balance at December 31, 2023	-	$-	-	$-	-	$-	24,944,381	$24,944	$9,123,540	$369,649	$3,146,546	$(593,431)	$12,071,248
Contribution (Distribution) in capital	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(610,657)	-	(610,657)
Appropriations to statutory reserves	-	-	-	-	-	-	-	-	-	(142,778)	285,556	-	142,778
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(212,785)	(212,785)
Balance at March 31, 2024	-	-	-	-	-	-	24,944,381	24,944	9,123,540	226,871	2,821,445	(806,216)	11,390,584
Contribution (Distribution) in capital	-	-	-	-	-	-	-	-	220,357	-	-	-	220,357
Net loss	-	-	-	-	-	-	-	-	-	-	(198,665)	-	(198,665)
Appropriations to statutory reserves	-	-	-	-	-	-	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(14,663)	(14,663)
Balance at June 30, 2024	-	-	-	-	-	-	24,944,381	24,944	9,343,897	226,871	2,622,780	(820,879)	11,397,613

Restated
Balance at December 31, 2023	520,000	$520	150,000	$150	500,000	$500	157,556,723	$157,557	$15,249,014	$369,649	$1,078,666	$(610,830)	$16,245,226
Contribution (Distribution) in capital	-	-	-	-	-	-	-	-	706,188	-	-	-	706,188
Net loss	-	-	-	-	-	-	-	-	-	-	-	1,166,314	1,166,314
Appropriations to statutory reserves	-	-	-	-	-	-	-	-	-	-	142,778	(142,778)	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(277,275)	(277,275)
Balance at March 31, 2024	520,000	520	150,000	150	500,000	500	157,556,723	157,557	15,955,202	512,427	2,102,202	(888,105)	17,840,453
Contribution (Distribution) in capital	-	-	-	-	-	-	-	-	220,357	-	-	-	220,357
Net loss	-	-	-	-	-	-	-	-	-	-	(209,363)	-	(209,363)
Appropriations to statutory reserves	-	-	-	-	-	-	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(33,766)	(33,766)
Balance at June 30, 2024	520,000	520	150,000	150	500,000	500	157,556,723	157,557	15,175,559	512,427	1,892,839	(921,871)	17,817,681

Condensed Consolidated Statements of Cash Flows

For the Six months ended June 30, 2024

Unaudited

	As Previously	Restatement
	Reported	Impacts	Restated
Cash flows from operating activities
Net income	$599,959	$356,992	$956,951
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization expense	213,441	485,861	699,302
Amortization of operating lease ROU assets	15,392	-	15,392
Provision for (Recovery of) doubtful accounts		(44,033)	(44,033)
Impairments of assets	13,804	-	13,804
Changes in assets and liabilities
Accounts receivable	1,088,594	3,319,000	4,407,594
Inventories	(86,915)	485,377	398,462
Advances to suppliers		618,893	618,893
Due from relates parties	(2,815,947)	2,815,947	-
Other receivables, deposits and current assets	(69,491)	(270)	(69,761)
Other non-current assets		-	-
Customer advances	193,546	30,875	224,421
Accounts payable	329,391	(3,386,454)	(3,057,063)
Other payables and accrued expenses	298,775	(310,841)	(12,066)
Taxes payable	-	410,341	410,341
Contract liabilities		410,341	410,341
Operating lease liabilities	(14,454)	-	(14,454)
Net cash used in operating activities	(234,905)	5,192,029	4,547,783

Cash flows from financing activities
Repayment to short-term loan	-	41,695	41,695
Repayment to borrowings	-	(56,771)	(56,771)
Proceeds from (repayment to) in related party payables	235,490	(5,900,364)	(5,664,874)
Net cash used in financing activities	235,490	(5,915,440)	(5,679,950)
Net decrease of cash and cash equivalents	585	(1,132,752)	(1,132,167)
Effect of foreign currency translation on cash and cash equivalents	(1)	976,503	976,502
Cash and cash equivalents – beginning	143,860	143,860	300,997
Cash and cash equivalents – ending	$144,444	$(12,389)	$145,332

Supplementary cash flow information:
Interest paid	$-	$38,007	$38,007
Income taxes paid	$-	$248,661	$248,661

Non-cash financing and investing activities:
Recognized ROU assets through lease liabilities	$-	$148,941	148,941

Note 4 – Accounts receivables, net

Accounts receivables, net is comprised of the following:

	June 30, 2025	December 31, 2024
Accounts receivables	8,275,585	9,893,070
Allowance for doubtful accounts	(230,064)	(226,092)
Total, net	8,045,521	9,666,978

Bad debt expense (recoveries) was $nil and $nil for the six months ended June 30, 2025 and 2024, respectively.

Note 5 - Inventory, net

Inventory, net comprised of the following:

	June 30, 2025	December 31, 2024
Raw materials	3,592,788	1,140,992
Work-in-process	7	314,308
Finished goods	142,805	32,409
	3,735,600	1,487,709
Less: Obsolete/write-down inventory	-	-
Total, net	3,735,600	1,487,709

No inventory obsolescence or write-downs were recognized for the six months ended June 30, 2025 and 2024, respectively.

Note 6 - Property and equipment, net

Property and equipment, net comprised of the following:

	June 30, 2025	December 31, 2024
At Cost:
Buildings	5,906,439	5,804,465
Equipment	322,039	316,502
Furniture and fixtures	-	572
Machinery	10,616,173	10,432,887
	16,844,651	16,554,426
Less: Accumulated depreciation	(2,605,115)	(1,928,712)
Total, net	14,239,536	14,625,714

Depreciation expenses were $636,111 and $485,964 for the six months ended June 30, 2025 and 2024, respectively.

Note 7 – Intangible assets, net

Intangible asset, net comprised of the following:

	June 30, 2025	December 31, 2024
At Cost:
Intellectual Property License	2,140,238	2,159,842
	2,140,238	2,159,842
Less: Accumulated amortization	(731,248)	(564,849)
Total, net	1,408,990	1,594,993

Amortization expenses were $211,690 and $213,338 for the six months ended June 30, 2025 and 2024, respectively. There was no impairment loss was not recognized for the six months ended June 30, 2025 and 2024, respectively.

The intellectual property license comprises of a five-year non-exclusive license to utilize certain intellectual property pertaining to wood panel manufacturing within China.

Note 8 – Loans and borrowings

Loans and borrowings comprised of the following:

	Principal	Interest	Maturity
Description (Lender)	Amount	Rate	Date
Sichuan Xinwang Bank Co., Ltd. (XWBank) (1)	$41,306	12.8%	June 2026
WeBank Co., Ltd. (2)	263,574	10.7892%	April 2025
WeBank Co., Ltd. (2)	137,688	9.7103%	April 2025
Total, net	$442,568

(1)	On June 25, 2024, the Company obtained a loan with a principal amount of RMB 300,000 (approximately $41,303), bearing interest at an annual rate of 12.8%. The loan was originally repayable in monthly installments through June 2026. This loan is unsecured and not subject to any financial covenants.

(2)	On May 10, 2023, the Company obtained two separate loans: (i) RMB 1,914,285 (approximately $263,512) at an annual interest rate of 10.7892%, and (ii) RMB 1,000,000 (approximately $137,951) at 9.7103%. Both loans were originally repayable by April 2025 but have since been extended without a specified maturity date. These loans are unsecured and carry no restrictive covenants.

As of June 30, 2025, the total outstanding principal balance of these loans and borrowing was $160,855, all of which is classified as a current liability. Interest expense related to these borrowings for the six months ended June 30, 2025 and 2024 was $16,850 and $38,241, respectively.

Note 9 – Related party transactions

Related parties receivables comprised of the following:

	June 30, 2025	December 31, 2024
Mr. Raymond Fu (1)	$24,353	$46,131
Total	$24,353	$46,131

(1)	Amounts receivable from Mr. Raymond Fu, CEO, director and controlling shareholder of the Company, comprised of proceeds receivable from the sale of a disposed subsidiary, which are netted against the advances Mr. Fu made to the Company to support its working capital.

The balances above are unsecured, non-interest bearing and it is repayable on demand.

Related parties’ payables comprised of the following:

	June 30, 2025	December 31, 2024
Shenzhen Guangfeng High Performance Wood Products Technology Co., Ltd (1)	$618,326	$569,272
Mengfo Trees Planting (Guangdong) Technology Co., Ltd. (2)	16,362	16,079
Mr. Li JiYong (3)	44,483	33,463
Total	$679,171	$618,814

(1)	Amounts payable to Shenzhen Guangfeng High Performance Wood Products Technology Co., Ltd formerly Shenzhen Junfeng Wood Chain Network Technology Co., Ltd., where Mr. Li JiYong serves as the legal representative, comprised of advances made to the Company for working capital purposes.

(2)	Amounts payable to Mengfo Trees Planting (Guangdong) Technology Co., Ltd., where Mr. Li JiYong serves as the legal representative, comprised of advances made to the Company for working capital purposes.

(3)	Amounts payable to Mr. Li JiYong, the legal Representative of the Company, comprised of advances made to the Company for working capital purposes.

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

As of June 30, 2025 and December 31, 2024, the Company has 520,000 Series A Convertible preferred shares issued and outstanding.

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

As of June 30, 2025 and December 31, 2024, the Company has no shares of Series B Convertible preferred shares issued and outstanding, respectively.

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

As of June 30, 2025 and December 31, 2024, the Company has 157,556,723 and 132,612,342 shares of common stock issued and outstanding, respectively.

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

Capitalization of retained earnings by subsidiary

During the six months ended June 30, 2025, Kuber Resources (Guangdong) Co., Ltd and GongFa Materials (Guangdong), the Company’s wholly owned subsidiaries incorporated in the People’s Republic of China (“PRC”), increased its registered capital by RMB 29 million (approximately $4.0 million) and RMB 63 million (approximately $8.8 million), respectively, through the capitalization of retained earnings, as permitted under PRC corporate law. The transaction was approved by the subsidiary’s shareholders and was affected on a pro rata basis in accordance with existing ownership interests.

This transaction was an internal reclassification within the subsidiary’s equity accounts and did not involve the receipt or payment of cash or other assets. Under U.S. GAAP, the transaction is reflected as a reclassification from retained earnings to paid-in capital within the consolidated equity section, with no impact on the Company’s total equity, comprehensive income, or cash flows.

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

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a full valuation allowance of the deferred tax asset has been recorded resulting in no net deferred tax asset.

United States

Net operation losses (“NOLs”) can carry forward indefinitely up to offset 80% of taxable income after CARES Act effect on December 31, 2017. The cumulative tax is calculated by multiplying a 21% estimated tax rate by the net operating income. As of June 30, 2025 and December 31, 2024, deferred tax assets resulted from NOLs of approximately $227,654 and $197,385, respectively. The deferred tax asset has been fully reserved for valuation allowance as the Company believes they will most-likely-than-not realize the benefits.

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

The following table summarizes the taxable income (loss) before income taxes by jurisdiction:

	Six months ended June 30,
	2025	2024
United States	$(144,139)	$(38,125)
Hong Kong	(33,367)	(55,385)
China	3,415,420	1,299,072
Total taxable income (loss)	$3,237,914	$1,205,562

The following table summarizes a reconciliation of income tax rates for operations, calculated at the statutory tax rate to total income tax expense (benefit):

	Six months ended June 30,
	2025	2024
Income (Loss) before income tax expenses	$3,237,914	$1,205,562
Income tax expenses (benefits) computed at statutory tax rates	679,962	253,168
Foreign tax rate differential	138,118	54,455
Effect of temporary differences	(703,321)	(76,157)
Effect of change in valuation allowance	35,775	17,145
Income tax expenses (benefits)	$150,534	$248,611

Note 14 – Concentrations, Risks, and Uncertainties

a)	Credit risk

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

For the six months ended June 30, 2025 and 2024, two customers and two customers , respectively, accounted for 10% or more of the Company’s total net sales revenues.

As of June 30, 2025, and December 31, 2024, two customers and two customers accounted for 10% or more of the Company’s total accounts receivable.

For the six months ended June 30, 2025 and 2024, two suppliers and four suppliers , respectively, accounted for 10% or more of the Company’s total net purchases.

As of June 30, 2025 and December 31, 2024, three suppliers and three suppliers accounted for 10% or more of the Company’s total accounts payable.

c)	Unissued VAT invoices

The products that are sold by the Company in PRC are subject to value-added tax (“VAT”)) at a rate of 6% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by VAT paid on purchase of raw materials included in the cost of producing the finished goods sold.

Due to the rules imposed by local authorities on newly established companies, which limited the issuance of VAT invoices per month. Consequently, the Company was not able to issue VAT invoices for all its sales. During the six months ended June 30, 2025, the Company had issued VAT invoices for total sales of $24,328,564, leaving $7,466,524 of sales VAT invoices unissued as of June 30, 2025. The Company has submitted a request to increase the allowable VAT invoice amounts and is currently awaiting approval. Upon receiving approval, the unissued VAT invoices will be issued.

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

As of June 30,2025, there was no outstanding receivable from the related party under this arrangement, as all funds collected had been remitted to the Company.

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

Operating lease expenses were $42,982 and $54,101 for the six months ended June 30, 2025 and 2024, respectively.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Six months ended June 30,
	2025	2024
Lease cost
Operating lease cost	$42,982	$54,101

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$23,986	$14,454
Weighted average remaining lease term – operating leases (in years)	1.33	1.83
Average discount rate – operating lease	4.35%	4.99%

The supplemental balance sheet information related to leases is as follows:

	June 30, 2025	December 31, 2024
Operating leases
Right-of-use assets, net	$50,409	$69,191
Operating lease liabilities	$58,973	$80,469

The undiscounted future minimum lease payment schedule as follows:

For the year ending December 31,
2025 (Six months remaining)	27,278
2026	33,294
2027	-
Thereafter	-
Total undiscounted lease payments	60,572
Less: interest	(1,599)
Total lease liabilities	58,793

Note 16 – Other Events

Capitalization of Retained Earnings by PRC Subsidiary

On June 30, 2025, the shareholder of Kuber Guangdong and Gongfa, wholly-owned subsidiaries of KUBR, approved resolutions to convert approximately RMB 29 million (approximately $4.0 million) and approximately RMB 63 million (approximately $8.8 million), respectively, of the subsidiaries’ retained earnings into registered capital. The event is yet to be finalized by management.

These conversions were made in accordance with Article 168 of the PRC Company Law and were subsequently filed with the local Administration for Market Regulation (AMR) in the PRC. In accordance with PRC regulations, the capitalized portion of retained earnings is no longer available for future dividend distribution by the subsidiaries. Additionally, any future repatriation of registered capital from the PRC subsidiaries to the Company is subject to approval by relevant PRC regulatory authorities, including the State Administration of Foreign Exchange (SAFE).

Note 17 – Subsequent Event

In accordance with ASC 855 the Company’s management reviewed all material events through the date these financial statements were available to be issued and determined that there are no material subsequent event.

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

Results Of Operations During the Three months ended June 30, 2025 as Compared to the Three Months ended June 30, 2024

Revenue

For the three months ended June 30, 2025 and 2024, the Company generated $3,321,882 of revenue and $2,404,838, respectively, representing an increase of $917,044 or 38.13%.

Cost of Revenue

For the three months ended June 30, 2025 and 2024, the Company generated cost of revenue of $1,528,186 and $1,578,037, respectively. The cost of revenue is related to the formaldehyde treatment service and cost of goods sold wood panels.

For the three months ended June 30, 2025 and 2024, the gross profit was $1,793,696 or 54.0% and $826,801 or 34.38%, respectively.

Expenses

For the three months ended June 30, 2025 and 2024, we incurred operating expenses of $1,488,854 and $1,010,693, respectively. For the three months ended June 30, 2025, operating expenses consisted of selling expenses of $5,126, and general administrative expenses of $1,483,728. For the three months June 30, 2024, operating expenses consisted of selling expenses of $12,542, and general administrative expenses of $998,151. The increase in operating expenses is mainly due to increased professional fees and research and development expenses.

Other income (expenses)

For the three months ended June 30, 2025 and 2024, we incurred interest expense, net of $12,556 and interest income of $672, respectively.

Income tax expenses (benefits)

For the three months ended June 30, 2025 and 2024, we incurred income tax benefits of $94,877 and income tax expense of $26,143, respectively.

Net Income (Loss)

For the three months ended June 30, 2025 and 2024, we generated net income of $387,163 compared to a net loss of $209,363, respectively.

The significant increase in net income during the three months ended June 30, 2025 is mainly due to the increase of formaldehyde treatment services and sales of wood panels.

Results Of Operations During the Six months ended June 30, 2025 as Compared to the Six months ended March 31, 2024June 30, 2024

Revenue

For the six months ended June 30, 2025 and 2024, the Company generated $9,495,293 of revenue and $7,430,276, respectively, representing an increase of $2,065,017 or 27.8%.

Cost of Revenue

For the six months ended June 30, 2025 and 2024, the Company generated cost of revenue of $3,695,311 and $4,220,601, respectively. The cost of revenue is related to the formaldehyde treatment service and cost of goods sold wood panels.

For the six months ended June 30, 2025 and 2024, the gross profit was $5,799,982 or 61.08% and $3,209,675 or 43.20%, respectively.

Expenses

For the six months ended June 30, 2025 and 2024, we incurred operating expenses of $2,545,339 and $1,966,805, respectively. For the six months ended June 30, 2025, operating expenses consisted of selling expenses of $10,073, and general administrative expenses of $2,535,266. For the Six months June 30, 2024, operating expenses consisted of selling expenses of $28,702, and general administrative expenses of $1,938,103. The increase in operating expenses is mainly due to increased professional fees and research and development expenses.

Other income (expenses)

For the Six months ended June 30, 2025 and 2024, we incurred interest expense, net of $16,729 and $37,308, respectively.

Income tax expenses (benefits)

For the six months ended June 30, 2025 and 2024, we incurred income tax expense of $150,534 and $248,611, respectively.

Net Income (Loss)

For the six months ended June 30, 2025 and 2024, we generated net income of $3,087,380 compared to a net income of $956,951, respectively.

The significant increase in net income during the six months ended June 30, 2025 is mainly due to the increase of formaldehyde treatment services and sales of wood panels.

Liquidity and capital resources

Currently, we are relying on sales of our products and services. Currently, we pay costs associated with running a business on a day-to-day basis.

As of June 30, 2025, we had current assets of $17,957,657 as compared to $11,505,173 as of December 31, 2024. We have cash of $67,326 and $155,861 as of June 30, 2025 and December 31, 2024, respectively.

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

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $91,374, and cash provided by operating activities was $4,547,783 for the six months ended June 30, 2024, respectively.

The net cash used in operating activities for the six months ended June 30, 2025 was primarily related to decrease of accounts receivables, increase of other payables and accrued expenses; offset by increase in inventory, decrease in accounts payable and net income of $3,087,380.

The net cash provided by operating activities for the six months ended June 30, 2024 was primarily related to increase in accounts receivables, decrease in due from related parties, increase in taxes payable, decrease in inventory; offset by decrease in accounts payable, and net income of $956,951

Investing Activities

There was no net cash used in investing activities for the six months ended June 30, 2025 and 2024, respectively

Financing Activities

For the six months ended June 30, 2025, we had cash provided by financing activities of $2,356, consisting of repayments to short-term loans and borrowings of $46,605, and proceeds from related parties in the amount of $48,961. As compared to the same period in 2024, we had cash used in financing activities of $5,679,950, consisting repayment to borrowings of $56,771 and related parties of $5,664,874 and net proceeds from short-term loan of $41,695.

Off-Balance Sheet Arrangements

As of June 30, 2025 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of June 30, 2025 we did not have any contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025 our disclosure controls and procedures are effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to June 30, 2025, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

During the six months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Kuber Resources Corporation.

Date: August 19, 2025	By:	/s/ Raymond Fu
Raymond Fu
Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2025	By:	/s/ Raymond Fu
Raymond Fu
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

