Form 10-Q
period 2025-09-30
Kuber Resources Corp
filed 2025-11-19
CIK 1081834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

The number of shares of common stock, $0.001 par value, issued and outstanding as of November 19, 2025 is 157,556,723 shares.

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

Kuber Resources Corporation

Condensed Consolidated Balance Sheets

As of September 30, 2025 and December 31, 2024

Unaudited

	September 30,	December 31,
	2025	2024
		Recast (a)
ASSETS
Current Assets
Cash and cash equivalents	$38,654	$155,861
Accounts receivable, net	5,576,098	9,666,978
Inventory, net	4,070,377	1,487,709
Advances to suppliers	5,770,306	-
Due from related parties	340,409	46,131
Other receivables and current assets	141,351	148,494
Total Current Assets	15,937,195	11,505,173
Non-Current Assets
Property, plant and equipment, net	14,021,000	14,625,714
Intangible assets, net	1,311,616	1,594,993
Other non-current assets	3,711	3,620
Operating lease right of use asset, net	41,777	69,191
Total Non-Current Assets	15,378,104	16,293,518
Total Assets	31,315,299	27,798,691

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	4,157,513	4,875,600
Other payables and accrued expenses	452,512	17,089
Short-term loans	155,754	41,107
Due to related parties	691,689	618,814
Taxes payable	891,734	814,890
Advances from customers	149,433	91,899
Operating lease liabilities - current portion	47,052	48,374
Total Current Liabilities	6,545,687	6,507,773
Non-Current Liabilities
Operating lease liabilities - non-current	3,381	32,095
Long-term loans payable	-	163,305
Total Non-Current Liabilities	3,381	195,400
Total Liabilities	6,549,068	6,703,173

Commitments and Contingencies	-	-

Shareholders’ Equity
Series A Convertible Preferred stock, par value $0.001 per share; 2,000,000 shares authorized; 520,000 shares issued and outstanding at September 30, 2025 and December 31, 2024	520	520
Series B Convertible Preferred stock, par value $0.001 per share; 1,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2025 and December 31, 2024	-	-
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 500,000 shares issued and outstanding at September 30, 2025 and December 31, 2024	500	500
Common stock, par value $0.001 per share; 500,000,000 shares authorized; 157,556,723 shares issued and outstanding at September 30, 2025 and December 31, 2024	157,557	157,557
Additional paid-in capital	16,174,552	16,174,552
Statutory reserves	1,084,899	686,405
Accumulated income	7,830,499	5,131,892
Accumulated other comprehensive loss	(482,296)	(1,055,908)
Total Shareholders’ Equity	24,766,231	21,095,518
Total Liabilities and Shareholders’ Equity	$31,315,299	$27,798,691

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Kuber Resources Corporation

Condensed Consolidated Statements of Income and Comprehensive Income

For the Three and Nine months ended September 30, 2025 and 2024

Unaudited

	Three months Ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
		Recast (a)		Recast (a)
Revenues, net	$775,247	$3,278,159	$10,270,540	$10,708,435
Cost of revenues	463,236	1,087,289	4,158,547	5,307,890
Gross profit	312,011	2,190,870	6,111,993	5,400,545
Operating expenses:
Selling and marketing expenses	5,922	-	15,995	28,702
General and administrative expenses	285,271	1,089,445	2,820,537	3,027,548
Total operating expenses	291,193	1,089,445	2,836,532	3,056,250

Income from operations	20,818	1,101,425	3,275,461	2,344,295

Other income (expenses):
Interest income	34	-	155	933
Interest expense	(6,152)	(983)	(23,002)	(39,224)
Loss from disposal of subsidiary	-	(416,896)	-	(416,896)
Total other expenses	(6,118)	(417,879)	(22,847)	(455,187)

Income before income tax	14,700	683,546	3,252,614	1,889,108

Income tax expense	4,979	146,815	155,513	395,426
Net income	$9,721	$536,731	$3,097,101	$1,493,682

Weighted average shares outstanding
Basic and diluted	157,556,723	157,556,723	157,556,723	157,556,723

Earnings per share
Basic and diluted	$0.0001	$0.0034	$0.0197	$0.0095

Comprehensive income (loss):
Net income	$9,721	$536,731	$3,097,101	$1,493,682
Other comprehensive income (loss):
Foreign currency translation income	167,949	656,345	573,612	345,304
Total comprehensive income	$177,670	$1,193,076	$3,670,713	$1,838,986

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Kuber Resources Corporation

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the Nine months ended September 30, 2025 and 2024

Unaudited

	Series A Convertible		Series B Convertible									Accumulated
	Preferred stock		Preferred stock		Preferred stock		Common stock		Additional			other
	Number of		Number of		Number of		Number of		Paid-in	Statutory	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Reserves	Income (Loss)	Income (Loss)	Total

Balance at December 31, 2023	520,000	$520	150,000	$150	500,000	$500	157,556,723	$157,557	$15,249,014	$369,649	$1,078,665	$(610,829)	$16,245,226
Contribution in capital									706,188		-		706,188
Net income		-		-		-		-			1,166,314		1,166,314
Appropriations to statutory reserves										142,778	(142,778)		-
Foreign currency translation adjustment												(277,275)	(277,275)
Balance at March 31, 2024	520,000	520	150,000	150	500,000	500	157,556,723	157,557	15,955,202	512,427	2,102,201	(888,104)	17,840,453
Contribution in capital									220,357				220,357
Net income		-		-		-		-		-	(209,363)		(209,363)
Foreign currency translation adjustment												(33,766)	(33,766)
Balance at June 30, 2024	520,000	520	150,000	150	500,000	500	157,556,723	157,557	16,175,559	512,427	1,892,838	(921,870)	17,817,681
Contribution in capital								-	2,290	-	-	-	2,290
Net income		-		-		-		-	-	-	536,731	-	536,731
Foreign currency translation adjustment								-	-	-	-	656,345	656,345
Balance at September 30, 2024	520,000	$520	150,000	$150	500,000	$500	157,556,723	$157,557	$16,177,849	$512,427	$2,429,569	$(265,525)	$19,013,047

Balance at December 31, 2024	520,000	$520	-	$-	500,000	$500	157,556,723	$157,557	$16,174,552	$686,405	$5,131,892	$(1,055,908)	$21,095,518
Net income		-		-		-		-	-	-	2,700,217		2,700,217
Appropriations to statutory reserves										398,494	(398,494)		-
Foreign currency translation adjustment												104,653	104,653
Balance at March 31, 2025	520,000	520	-	-	500,000	500	157,556,723	157,557	16,174,552	1,084,899	7,433,615	(951,255)	23,900,388
Net income		-		-		-		-	-	-	387,163		387,163
Foreign currency translation adjustment												301,010	301,010
Balance at June 30, 2025	520,000	520	-	-	500,000	500	157,556,723	157,557	16,174,552	1,084,899	7,820,778	(650,245)	24,588,561
Net income		-		-		-		-	-	-	9,721	-	9,721
Appropriations to statutory reserves								-	-	-	-	-	-
Foreign currency translation adjustment								-	-	-	-	167,949	167,949
Balance at September 30, 2025	520,000	$520	-	$-	500,000	$500	157,556,723	$157,557	$16,174,552	$1,084,899	$7,830,499	$(482,296)	$24,766,231

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Kuber Resources Corporation

Condensed Consolidated Statements of Cash Flows

For the Nine months ended September 30, 2025 and 2024

Unaudited

	Nine months ended
	September 30,	September 30,
	2025	2024
		Recast (a)
Cash flows from operating activities
Net income	$3,097,101	$1,493,682
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization expense	1,277,395	1,050,337
Amortization of operating lease ROU assets	30,625	70,901
Loss from disposal of subsidiary	-	416,896
Provision for doubtful accounts	-	(44,093)
Impairments and write-offs of assets	-	10,127
Changes in assets and liabilities
Decrease in accounts receivable	4,382,786	1,906,854
(Increase) decrease in inventories	(2,510,262)	801,413
Increase in advances to suppliers	(5,690,814)	(680,797)
(Increase) decrease in due from related parties	(273,612)	694,942
Decrease (increase) in other receivables and current assets	9,996	(66,845)
Increase (decrease) in customer advances	(53,119)	(68,934)
Decrease in accounts payable and accrued expenses	(826,971)	(2,188,823)
Increase (decrease) in other payables	430,500	(16,520)
Increase in taxes payable	55,612	638,445
Decrease in operating lease liabilities	(33,450)	(65,078)
Net cash provided by (used in) operating activities	(104,213)	3,952,507

Cash flows from financing activities
(Repayment to) proceeds from in short-term loan	(13,853)	41,752
Repayment to borrowings	(39,194)	(56,849)
Proceeds from (repayment to) in related party payables	40,298	(5,075,795)
Net cash used in financing activities	(12,749)	(5,090,892)

Net decrease of cash and cash equivalents	(116,962)	(1,138,385)

Effect of foreign currency translation on cash and cash equivalents	(195)	982,658
Cash and cash equivalents – beginning	155,861	300,997
Less: cash and cash equivalents of disposed subsidiary	-	41,425
Cash and cash equivalents – ending	$38,654	$103,845

Supplementary cash flow information:
Interest paid	$23,002	$39,217
Income taxes paid	$57,958	$396,383

Non-cash financing and investing activities:
Recognized ROU assets through lease liabilities	$-	$36,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KUBER RESOURCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

Exchange rates used for the translation are as follows:

US$ to RMB	Period End	Average
September 30, 2025	7.1194	7.21885
December 31, 2024	7.2981	N/A
September 30, 2024	N/A	7.18532

US$ to HKD	Period End	Average
September 30, 2025	7.7830	7.80221
December 31, 2024	7.7635	N/A
September 30, 2024	N/A	7.81236

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

Advertising Costs

All costs related to advertising are expensed in the period incurred. Advertising costs charged to operations were $nil and $nil, for the nine months ended September 30, 2025 and 2024, respectively.

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

Condensed Consolidated Balance Sheet

As of December 31, 2024

Unaudited

	As Previously	Restatement
	Reported	Impacts	Restated
Current Assets
Cash and cash equivalents	$104,322	$51,539	$155,861
Accounts receivable, net	1,310,083	8,356,895	9,666,978
Inventory, net	226,227	1,261,482	1,487,709
Due from related parties	4,213,269	(4,167,138)	46,131
Other receivables and current assets	35,556	112,938	148,494
Total Current Assets	5,889,457	5,615,716	11,505,173
Non-Current Assets
Property, plant and equipment, net	295,567	14,330,147	14,625,714
Intangible assets, net	1,594,993	-	1,594,993
Other non-current assets	3,620	-	3,620
Operating lease right of use asset, net	69,191	-	69,191
Total Non-Current Assets	1,963,371	14,330,147	16,293,518
Total Assets	7,852,828	19,945,863	27,798,691
Current Liabilities
Accounts payable	2,551,672	2,323,928	4,875,600
Other payables and accrued expenses	-	17,089	17,089
Short-term loans	-	41,107	41,107
Due to related parties	-	618,814	618,814
Taxes payable	675,450	139,440	814,890
Advances from customers	91,899	-	91,899
Operating lease liabilities - current	48,374	-	48,374
Total Current Liabilities	3,367,395	3,140,378	6,507,773
Non-Current Liabilities
Operating lease liabilities - non-current	32,095	-	32,095
Long-term loans payable	-	163,305	163,305
Total Non-Current Liabilities	32,095	163,305	195,400
Total Liabilities	3,399,490	3,303,683	6,703,173
Shareholders’ Equity
Series A Convertible Preferred stock, par value $0.001 per share	520	-	520
Preferred stock, par value $0.001 per share	500	-	500
Common stock, par value $0.001 per share	132,613	24,944	157,557
Additional paid-in capital	6,125,624	10,048,928	16,174,552
Statutory reserves	316,753	369,652	686,405
Accumulated income (deficit)	(1,998,366)	7,130,258	5,131,892
Accumulated other comprehensive loss	(124,306)	(931,602)	(1,055,908)
Total Shareholders’ Equity	4,453,338	16,642,180	21,095,518
Total Liabilities and Shareholders’ Equity	$7,852,828	$19,945,863	$27,798,691

Condensed Consolidated Statements of Income and Comprehensive Income

For the Three months ended September 30, 2024

Unaudited

	As Previously	Restatement
	Reported	Impacts	Restated
Revenues, net	$671,760	$2,606,399	$3,278,159
Cost of revenues	75,407	1,011,882	1,087,289
Gross profit	596,353	1,594,517	2,190,870
Selling and marketing expense	(6,188)	6,188	-
General and administrative expenses	159,223	930,222	1,089,445
Total operating expenses	153,035	936,410	1,089,445
Income (loss) from operations	443,318	658,107	1,101,425
Interest income	227	(227)	-
Interest expense	-	(983)	(983)
Loss from disposal of subsidiary	(416,896)	-	(416,896)
Total other expenses	(416,669)	(1,210)	(417,879)
Income (loss) before income tax	26,649	656,897	683,546
Income tax expense	146,814	1	146,815
Net income (loss)	$(120,165)	$656,896	536,731

Weighted average shares outstanding
Basic and diluted	132,612,342	24,944,381	157,556,723
Earnings per share
Basic and diluted	$(0.0009)	$0.0043	0.0034

Comprehensive income (loss):
Net income	$(120,165)	$656,896	536,731
Foreign currency translation adjustment	73,383	582,962	656,345
Total comprehensive income	$(46,782)	$1,239,858	1,193,076

Condensed Consolidated Statements of Income and Comprehensive Income

For the Nine months ended September 30, 2024

Unaudited

	As Previously	Restatement
	Reported	Impacts	Restated
Revenues, net	$2,238,853	$8,469,582	$10,708,435
Cost of revenues	244,513	5,063,377	5,307,890
Gross profit	1,994,340	3,406,205	5,400,545
Selling and marketing expense	6,204	22,498	28,702
General and administrative expenses	698,009	2,329,539	3,027,548
Total operating expenses	704,213	2,352,037	3,056,250
Income from operations	1,290,127	1,054,168	2,344,295
Interest income	865	68	933
Interest expense	-	(39,224)	(39,224)
Loss from disposal of subsidiary	(416,896)	-	(416,896)
Total other (income) expenses	(416,031)	(39,156)	(455,187)
Income before income tax	874,096	1,015,012	1,889,108
Income tax expense	394,302	1,124	395,426
Net income	$479,794	$1,013,888	1,493,682

Weighted average shares outstanding
Basic and diluted	132,612,342	24,944,381	157,556,723
Earnings per share
Basic and diluted	$0.0036	$0.0059	0.0095

Comprehensive income (loss):
Net income	$479,794	$1,013,888	1,493,682
Foreign currency translation adjustment	73,383	271,921	345,304
Total comprehensive income	$555,177	$1,283,809	1,838,986

Condensed Statements of Changes in Shareholders’ Equity

For the Nine months ended September 30, 2024

Unaudited

	Series A Convertible		Series B Convertible									Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional			other
	Number of		Number of		Number of		Number of		Paid-in	Statutory	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Reserve	Income (Deficit)	Loss	Total
As previously reported
Balance at December 31, 2023	520,000	$520	150,000	$150	500,000	$500	132,612,342	$132,613	$6,125,474	$-	$(2,067,880)	$(17,399)	$4,173,978
Contribution in capital	-	-	-	-	-	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	-	-	-	610,657	-	610,657
Appropriations to statutory reserves	-	-	-	-	-	-	-	-	-	142,778	(142,778)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(64,490)	(64,490)
Balance at March 31, 2024	520,000	520	150,000	150	500,000	500	132,612,342	132,613	6,125,474	142,778	(1,600,001)	(81,889)	4,720,145
Contribution in capital	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(10,698)	-	(10,698)
Appropriations to statutory reserves	-	-	-	-	-	-	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(19,103)	(19,103)
Balance at June 30, 2024	520,000	520	150,000	150	500,000	500	132,612,342	132,613	6,125,474	142,778	(1,610,699)	(100,992)	4,690,344
Contribution in capital	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(120,165)	-	(120,165)
Appropriations to statutory reserves	-	-	-	-	-	-	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	156,976	156,976
Balance at September 30, 2024	520,000	520	150,000	150	500,000	500	132,612,342	132,613	6,125,474	142,778	(1,730,864)	55,984	4,727,155

Restatement Impacts
Balance at December 31, 2023	-	$-	-	$-	-	$-	24,944,381	$24,944	$9,123,540	$369,649	$3,146,546	$(593,431)	$12,071,248
Contribution in capital	-	-	-	-	-	-	-	-	706,188	-	-	-	706,188
Net loss	-	-	-	-	-	-	-	-	-	-	555,657	-	555,657
Appropriations to statutory reserves	-	-	-	-	-	-	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(212,785)	(212,785)
Balance at March 31, 2024	-	-	-	-	-	-	24,944,381	24,944	9,829,728	369,649	3,702,203	(806,216)	13,120,308
Contribution in capital	-	-	-	-	-	-	-	-	220,357	-	-	-	220,357
Net loss	-	-	-	-	-	-	-	-	-	-	(198,665)	-	(198,665)
Appropriations to statutory reserves	-	-	-	-	-	-	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(14,663)	(14,663)
Balance at June 30, 2024	-	-	-	-	-	-	24,944,381	24,944	10,050,085	369,649	3,503,538	(820,879)	13,127,337
Contribution in capital	-	-	-	-	-	-	-	-	2,290	-	-	-	2,290
Net loss	-	-	-	-	-	-	-	-	-	-	656,896	-	656,896
Appropriations to statutory reserves	-	-	-	-	-	-	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	499,369	499,369
Balance at September 30, 2024	-	-	-	-	-	-	24,944,381	24,944	10,052,375	369,649	4,160,434	(321,510)	14,285,892

Restated
Balance at December 31, 2023	520,000	$520	150,000	$150	500,000	$500	157,556,723	$157,557	$15,249,014	$369,649	$1,078,666	$(610,830)	$16,245,226
Contribution in capital	-	-	-	-	-	-	-	-	706,188	-	-	-	706,188
Net loss	-	-	-	-	-	-	-	-	-	-	1,166,314	-	1,166,314
Appropriations to statutory reserves	-	-	-	-	-	-	-	-	-	142,778	(142,778)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(277,275)	(277,275)
Balance at March 31, 2024	520,000	520	150,000	150	500,000	500	157,556,723	157,557	15,955,202	512,427	2,102,202	(888,105)	17,840,453
Contribution in capital	-	-	-	-	-	-	-	-	220,357	-	-	-	220,357
Net loss	-	-	-	-	-	-	-	-	-	-	(209,363)	-	(209,363)
Appropriations to statutory reserves	-	-	-	-	-	-	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(33,766)	(33,766)
Balance at June 30, 2024	520,000	520	150,000	150	500,000	500	157,556,723	157,557	16,175,559	512,427	1,892,839	(921,871)	17,817,681
Contribution in capital	-	-	-	-	-	-	-	-	2,290	-	-	-	2,290
Net loss	-	-	-	-	-	-	-	-	-	-	536,731	-	536,731
Appropriations to statutory reserves	-	-	-	-	-	-	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	656,345	656,345
Balance at September 30, 2024	520,000	520	150,000	150	500,000	500	157,556,723	157,557	16,177,849	512,427	2,429,570	(265,526)	19,013,047

Condensed Consolidated Statements of Cash Flows

For the Nine months ended September 30, 2024

Unaudited

	As Previously	Restatement
	Reported	Impacts	Restated
Cash flows from operating activities
Net income	$479,794	$1,013,888	$1,493,682
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization expense	320,548	729,789	1,050,337
Amortization of operating lease ROU assets	70,901	-	70,901
Gain from	416,896	416,896
Provision for (Recovery of) doubtful accounts	(44,093)	(44,093)
Impairments of assets	13,804	(3,677)	10,127
Changes in assets and liabilities
Accounts receivable	745,082	1,161,772	1,906,854
Inventories	(93,449)	894,862	801,413
Advances to suppliers	-	(680,797)	(680,797)
Due from relates parties	(2,774,874)	3,469,816	694,942
Other receivables, deposits and current assets	(67,407)	562	(66,845)
Customer advances	(106,940)	38,006	(68,934)
Accounts payable	347,748	(2,536,571)	(2,188,823)
Other payables and accrued expenses	470,348	(486,868)	(16,520)
Taxes payable	-	638,445	638,445
Operating lease liabilities	(65,078)	-	(65,078)
Net cash used in operating activities	(242,627)	4,195,134	3,952,507

Cash flows from investing activities
Purchase of fixed asserts	(3,677)	3,677	-
Net cash used in investing activities	(3,677)	3,677	-

Cash flows from financing activities
Repayment to short-term loan	-	41,752	41,752
Repayment to borrowings	-	(56,849)	(56,849)
Proceeds from (repayment to) in related party payables	247,513	(5,323,308)	(5,075,795)
Net cash used in financing activities	247,513	(5,338,405)	(5,090,892)

Net decrease of cash and cash equivalents	1,209	(1,139,594)	(1,138,385)
Effect of foreign currency translation on cash and cash equivalents	9	982,649	982,658
Cash and cash equivalents – beginning	143,860	157,137	300,997
Less: cash and cash equivalents of disposed subsidiary	41,425	-	41,425
Cash and cash equivalents – ending	$103,653	$192	$103,845

Supplementary cash flow information:
Interest paid	$-	$39,217	$39,217
Income taxes paid	$-	$396,383	$396,383

Non-cash financing and investing activities:
Recognized ROU assets through lease liabilities	$36,845	$-	36,845

Note 4 – Accounts receivables, net

Accounts receivables, net is comprised of the following:

	September 30, 2025	December 31, 2024
Accounts receivables	5,807,865	9,893,070
Allowance for doubtful accounts	(231,767)	(226,092)
Total, net	5,576,098	9,666,978

Bad debt expense (recoveries) was $nil and $nil for the nine months ended September 30, 2025 and 2024, respectively.

Note 5 - Inventory, net

Inventory, net comprised of the following:

	September 30, 2025	December 31, 2024
Raw materials	3,934,678	1,140,992
Work-in-process	-	314,308
Finished goods	135,699	32,409
	4,070,377	1,487,709
Less: Obsolete/write-down inventory	-	-
Total, net	4,070,377	1,487,709

No inventory obsolescence or write-downs were recognized for the nine months ended September 30, 2025 and 2024, respectively.

Note 6 - Property and equipment, net

Property and equipment, net comprised of the following:

	September 30, 2025	December 31, 2024
At Cost:
Buildings	5,950,160	5,804,465
Equipment	324,414	316,502
Furniture and fixtures	572	572
Machinery	10,694,757	10,432,887
	16,969,903	16,554,426
Less: Accumulated depreciation	(2,948,903)	(1,928,712)
Total, net	14,021,000	14,625,714

Depreciation expenses were $958,438 and $729,892 for the nine months ended September 30, 2025 and 2024, respectively.

Note 7 – Intangible assets, net

Intangible asset, net comprised of the following:

	September 30, 2025	December 31, 2024
At Cost:
Intellectual Property License	2,156,081	2,159,842
	2,156,081	2,159,842
Less: Accumulated amortization	(844,465)	(564,849)
Total, net	1,311,616	1,594,993

Amortization expenses were $318,957 and $320,445 for the nine months ended September 30, 2025 and 2024, respectively. There was no impairment loss was not recognized for the nine months ended September 30, 2025 and 2024, respectively.

The intellectual property license comprises of a five-year non-exclusive license to utilize certain intellectual property pertaining to wood panel manufacturing within China.

Note 8 – Loans and borrowings

Loans and borrowings comprised of the following:

	Principal	Interest	Maturity
Description (Lender)	Balance	Rate	Date
Sichuan Xinwang Bank Co., Ltd. (XWBank) (1)	$28,092	12%-16%	June 2026
WeBank Co., Ltd. (2)	127,662	9.71%-10.79%	April 2026
Total, net	$155,754

(1)	On June 25, 2024, the Company obtained a loan with a principal amount of RMB 300,000 (approximately $41,303), bearing interest at an annual rate of 12%-16%. The loan was originally repayable in monthly installments through June 2026. This loan is unsecured and not subject to any financial covenants.

(2)	On May 10, 2023, the Company obtained two separate loans: (i) RMB 1,914,285 (approximately $263,512) at an annual interest rate of 10.7892%, and (ii) RMB 1,000,000 (approximately $137,951) at 9.7103%. Both loans were originally repayable by April 2025 but have since been extended. These loans are unsecured and carry no restrictive covenants.

As of September 30, 2025, the total outstanding principal balance of these loans and borrowing was $155,754, all of which is classified as a current liability. Interest expense related to these borrowings for the nine months ended September 30, 2025 and 2024 was $23,002 and $39,224, respectively.

Note 9 – Related party transactions

Related parties receivables comprised of the following:

	September 30, 2025	December 31, 2024
Mr. Raymond Fu (1)	$19,740	$46,131
Mengfo Trees Planting (Guangdong) Technology Co., Ltd. (2)	320,669	-
Total	$340,409	$46,131

(1)	Amounts receivable from Mr. Raymond Fu, CEO, director and controlling shareholder of the Company, comprised of proceeds receivable from the sale of a disposed subsidiary, which are netted against the advances Mr. Fu made to the Company to support its working capital.

(2)	Amounts receivable from Mengfo Trees Planting (Guangdong) Technology Co., Ltd., where Mr. Li JiYong serves as the legal representative, comprised of advances made to the related party for working capital purposes.

The balances above are unsecured, non-interest bearing and it is repayable on demand.

Related parties’ payables comprised of the following:

	September 30, 2025	December 31, 2024
Shenzhen Guangfeng High Performance Wood Products Technology Co., Ltd (1)	$615,599	$569,272
Mengfo Trees Planting (Guangdong) Technology Co., Ltd. (2)	-	16,079
Mr. Li JiYong (3)	76,090	33,463
Total	$691,689	$618,814

(1)	Amounts payable to Shenzhen Guangfeng High Performance Wood Products Technology Co., Ltd formerly Shenzhen Junfeng Wood Chain Network Technology Co., Ltd., where Mr. Li JiYong serves as the legal representative, comprised of advances made to the Company for working capital purposes.

(2)	Amounts payable to Mengfo Trees Planting (Guangdong) Technology Co., Ltd., where Mr. Li JiYong serves as the legal representative, comprised of advances made to the Company for working capital purposes.

(3)	Amounts payable to Mr. Li JiYong, the legal Representative of the Company, comprised of advances made to the Company for working capital purposes.

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

As of September 30, 2025 and December 31, 2024, the Company has 520,000 Series A Convertible preferred shares issued and outstanding.

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

As of September 30, 2025 and December 31, 2024, the Company has no shares of Series B Convertible preferred shares issued and outstanding, respectively.

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

As of September 30, 2025 and December 31, 2024, the Company has 157,556,723 shares of common stock issued and outstanding, respectively.

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

Capitalization of retained earnings by subsidiary

During the nine months ended September 30, 2025, Kuber Resources (Guangdong) Co., Ltd and GongFa Materials (Guangdong), the Company’s wholly owned subsidiaries incorporated in the People’s Republic of China (“PRC”), increased its registered capital by RMB 29 million (approximately $4.0 million) and RMB 63 million (approximately $8.8 million), respectively, through the capitalization of retained earnings, as permitted under PRC corporate law. The transaction was approved by the subsidiary’s shareholders and was affected on a pro rata basis in accordance with existing ownership interests.

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

Note 12 – Disposal of Subsidiary

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

United States

Net operation losses (“NOLs”) can carry forward indefinitely up to offset 80% of taxable income after CARES Act effect on December 31, 2017. The cumulative tax is calculated by multiplying a 21% estimated tax rate by the net operating income. As of September 30, 2025 and December 31, 2024, deferred tax assets resulted from NOLs of approximately 233,349 and $197,385, respectively. The deferred tax asset has been fully reserved for valuation allowance as the Company believes they will most-likely-than-not realize the benefits.

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

The following table summarizes the taxable income (loss) before income taxes by jurisdiction:

	Nine months ended September 30,
	2025	2024
United States	$(171,256)	$(463,646)
Hong Kong	(53,794)	(73,952)
China	3,477,664	2,426,706
Total taxable income (loss)	$3,252,614	$1,889,108

The following table summarizes a reconciliation of income tax rates for operations, calculated at the statutory tax rate to total income tax expense (benefit):

	Nine months ended September 30,
	2025	2024
Income (Loss) before income tax expenses	$3,252,614	$1,889,108
Income tax expenses (benefits) computed at statutory tax rates	683,645	396,713
Foreign tax rate differential	141,527	100,396
Effect of temporary differences	(713,904)	(211,251)
Effect of change in valuation allowance	44,841	109,568
Income tax expenses (benefits)	$155,513	$395,426

Note 14 – Concentrations, Risks, and Uncertainties

a)	Credit risk

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

For the nine months ended September 30, 2025 and 2024, two customers and two customers, respectively, accounted for 10% or more of the Company’s total net sales revenues.

As of September 30, 2025 and December 31, 2024, two customers and two customers accounted for 10% or more of the Company’s total accounts receivable.

For the nine months ended September 30, 2025 and 2024, two suppliers and four suppliers, respectively, accounted for 10% or more of the Company’s total net purchases.

As of September 30, 2025 and December 31, 2024, three suppliers and three suppliers accounted for 10% or more of the Company’s total accounts payable.

c)	Unissued VAT invoices

The products that are sold by the Company in PRC are subject to value-added tax (“VAT”)) at a rate of 6% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by VAT paid on purchase of raw materials included in the cost of producing the finished goods sold.

Due to the rules imposed by local authorities on newly established companies, which limited the issuance of VAT invoices per month. Consequently, the Company was not able to issue VAT invoices for all its sales. During the nine months ended September 30, 2025, the Company had issued VAT invoices for total sales of $28,794,720, leaving $3,326,948 of sales  VAT invoices unissued as of September 30, 2025. The Company has submitted a request to increase the allowable VAT invoice amounts and is currently awaiting approval. Upon receiving approval, the unissued VAT invoices will be issued.

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

As of September 30, 2025, there was no outstanding receivable from the related party under this arrangement, as all funds collected had been remitted to the Company.

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

Operating lease expenses were $67,964 and $76,620 for the nine months ended September 30, 2025 and 2024, respectively.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Nine months ended September 30,
	2025	2024
Lease cost
Operating lease cost	$67,964	$76,620

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$33,450	$65,078
Weighted average remaining lease term – operating leases (in years)	1.08	1.91
Average discount rate – operating lease	4.35%	4.67%

The supplemental balance sheet information related to leases is as follows:

	September 30, 2025	December 31, 2024
Operating leases
Right-of-use assets, net	$41,777	$69,191
Operating lease liabilities	$50,433	$80,469

The undiscounted future minimum lease payment schedule as follows:

For the year ending December 31,
2025 (Three months remaining)	17,965
2026	33,540
2027	-
Thereafter	-
Total undiscounted lease payments	51,505
Less: interest	(1,072)
Total lease liabilities	50,433

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

Note 17 – Subsequent Event

In accordance with ASC 855 the Company’s management reviewed all material events through the date these financial statements were available to be issued and determined that there is no material subsequent event.

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

Results Of Operations During the Three months ended September 30, 2025 as Compared to the Three Months ended September 30, 2024

Revenue

For the three months ended September 30, 2025 and 2024, the Company generated $775,247 of revenue and $3,278,159, respectively, representing a decrease of $2,502,912 or 76.35%.

Cost of Revenue

For the three months ended September 30, 2025 and 2024, the Company generated cost of revenue of $463,236 and $1,087,289, respectively. The cost of revenue is related to the formaldehyde treatment service and cost of goods sold wood panels.

For the three months ended September 30, 2025 and 2024, the gross profit was $312,011 or 40.25% and $2,190,870 or 66.83%, respectively.

Expenses

For the three months ended September 30, 2025 and 2024, we incurred operating expenses of $291,193 and $1,089,445, respectively. For the three months ended September 30, 2025, operating expenses consisted of selling expenses of $5,922, and general administrative expenses of $285,271. For the three months September 30, 2024, operating expenses consisted of selling expenses of $nil, and general administrative expenses of $1,089,445. The decrease in operating expenses is mainly due to decreased professional fees and research and development expenses.

Other income (expenses)

For the three months ended September 30, 2025 and 2024, we incurred interest expense, net of $6,118 and interest expense of $983, respectively.

Income tax expenses (benefits)

For the three months ended September 30, 2025 and 2024, we incurred income tax benefits of $4,979 and income tax expense of $146,815, respectively.

Net Income (Loss)

For the three months ended September 30, 2025 and 2024, we generated net income of $9,721 compared to a net loss of $536,731, respectively.

The significant decrease in net income during the three months ended September 30, 2025 is mainly due to the overall decrease of revenues from formaldehyde treatment services and sales of wood panels.

Results Of Operations During the Nine months ended September 30, 2025 as Compared to the Nine months ended September 30, 2024

Revenue

For the nine months ended September 30, 2025 and 2024, the Company generated $10,270,540 of revenue and $10,708,435, respectively, representing a decrease of $437,895 or 4.1%.

Cost of Revenue

For the nine months ended September 30, 2025 and 2024, the Company generated cost of revenue of $4,158,547 and $5,307,890, respectively. The cost of revenue is related to the formaldehyde treatment service and cost of goods sold wood panels.

For the nine months ended September 30, 2025 and 2024, the gross profit was $6,111,993 or 59.51% and $5,400,545 or 50.43%, respectively.

Expenses

For the nine months ended September 30, 2025 and 2024, we incurred operating expenses of $2,836,537 and $3,027,548, respectively. For the nine months ended September 30, 2025, operating expenses consisted of selling expenses of $15,995, and general administrative expenses of $2,820,537. For the nine months September 30, 2024, operating expenses consisted of selling expenses of $28,702, and general administrative expenses of $3,027,548. The decrease in operating expenses is mainly due to decreased professional fees and research and development expenses.

Other income (expenses)

For the nine months ended September 30, 2025 and 2024, we incurred interest expense, net of $22,847 and $38,291, respectively. We also recognized a loss from disposal of subsidiary $416,896 for the nine months ended September 30, 2024.

Income tax expenses (benefits)

For the nine months ended September 30, 2025 and 2024, we incurred income tax expense of $155,513 and 395,426, respectively.

Net Income (Loss)

For the nine months ended September 30, 2025 and 2024, we generated net income of $3,097,101 compared to a net income of $1,493,682, respectively.

The significant increase in net income during the nine months ended September 30, 2025 is mainly due to the increase of formaldehyde treatment services and sales of wood panels during Q1 and Q2 of 2025.

Liquidity and capital resources

Currently, we are relying on sales of our products and services. Currently, we pay costs associated with running a business on a day-to-day basis.

As of September 30, 2025, we had current assets of $15,937,195 as compared to $11,505,173 as of December 31, 2024. We have cash of $38,654 and $155,861 as of September 30, 2025 and December 31, 2024, respectively.

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

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $104,213, and cash provided by operating activities was $3,952,507 for the nine months ended September 30, 2024, respectively.

The net cash used in operating activities for the nine months ended September 30, 2025 was primarily related to decrease of accounts receivables, increase of other payables and accrued expenses; offset by increase in inventory, decrease in accounts payable, and net income of $3,097,101.

The net cash provided by operating activities for the nine months ended September 30, 2024 was primarily related to increase in accounts receivables, decrease in due from related parties, increase in taxes payable, decrease in inventory; offset by decrease in accounts payable, increase in advances to suppliers, and net income of $1,493,682

Investing Activities

There was no net cash used in investing activities for the nine months ended September 30, 2025 and 2024, respectively

Financing Activities

For the nine months ended September 30, 2025, we had cash used in financing activities of $12,749, consisting of repayments to short-term loans and borrowings of $53,047, and proceeds from related parties in the amount of $40,298. As compared to the same period in 2024, we had cash used in financing activities of $5,090,892, consisting repayment to borrowings of $56,849 and related parties of $5,075,795 and net proceeds from short-term loan of $41,752.

Off-Balance Sheet Arrangements

As of September 30, 2025 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of September 30, 2025 we did not have any contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025 our disclosure controls and procedures are effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to September 30, 2025, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

During the nine months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Kuber Resources Corporation.

Date: November 19, 2025	By:	/s/ Raymond Fu
Raymond Fu
Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2025	By:	/s/ Jiyong Li
Jiyong Li
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

